Form 10-Q
period 2006-06-30
DCP Holding CO
filed 2006-08-14
CIK 1361025

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ____________

                        Commission File Number _________

                                 ---------------

                               DCP HOLDING COMPANY
             (Exact name of Registrant as specified in its Charter)

                  Ohio                                    20-1291244
    (State or Other Jurisdiction of            (IRS Employer Identification No.)
     Incorporation or Organization)

         100 Crowne Point Place                              45241
           Sharonville, Ohio                              (Zip Code)
(Address of Principal Executive Office)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (513) 554-1100

                                 ---------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act. (Check one):
  Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2006 there were 683 of the Registrant's Class A Redeemable Common Shares outstanding and 7,411 of the Registrant's Class B Redeemable Common Shares outstanding.

================================================================================

                                TABLE OF CONTENTS

                          INDEX TO DCP HOLDING COMPANY

             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

                         PART I - FINANCIAL INFORMATION

                                                                                                      PAGE
                                                                                                      ----
Item 1.   Financial Statements                                                                          1
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         9
Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                   16
Item 4.   Controls and Procedures                                                                      16

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                            17
Item 1A.  Risk Factors                                                                                 17
Item 2.   Unregistered Sales of Equity and Use of Proceeds                                             17
Item 3.   Defaults Upon Senior Securities                                                              17
Item 4.   Submission of Matters to a Vote of Security Holders                                          17
Item 5.   Other Information                                                                            18
Item 6.   Exhibits                                                                                     18
          Signatures                                                                                   18

ITEM 1.  FINANCIAL STATEMENTS.
  DCP HOLDING COMPANY AND SUBSIDIARIES

  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,      DECEMBER 31,
                                                                                      2006           2005
                                                                                   (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash                                                                            $  5,503,320    $  5,628,987
  Short-term investments at fair value, cost of $1,500,000 and
     $1,600,000 at June 30, 2006 and December 31, 2005, respectively                 1,491,900       1,593,678
  Accounts receivable, net of allowance of  $56,000 and $83,000
     at June 30, 2006 and December 31, 2005, respectively                              411,300         337,330
  Prepaid expense, deposits, and other                                                  98,679         174,962
  Deferred federal income tax                                                          245,639         131,317
                                                                                  ------------    ------------

           Total current assets                                                      7,750,838       7,866,274
                                                                                  ------------    ------------

INVESTMENTS                                                                            297,845         199,182
                                                                                  ------------    ------------

PROPERTY, PLANT, AND EQUIPMENT:
  Land                                                                                 364,000         364,000
  Building and building improvements                                                 2,164,751       2,160,534
  Furniture and equipment                                                            1,817,484       1,454,214
                                                                                  ------------    ------------

           Total property, plant, and equipment                                      4,346,235       3,978,748

  Less accumulated depreciation and amortization                                    (1,065,955)       (854,902)
                                                                                  ------------    ------------

           Total property, plant, and equipment -- net                               3,280,280       3,123,846
                                                                                  ------------    ------------

INTANGIBLE ASSETS, net of accumulated amortization of
  $104,000 and $50,000 at June 30, 2006 and December 31, 2005, respectively            345,721         399,639
                                                                                  ------------    ------------

GOODWILL                                                                               136,355          66,990
                                                                                  ------------    ------------

OTHER ASSETS                                                                           324,542         593,789
                                                                                  ------------    ------------

TOTAL ASSETS                                                                      $ 12,135,581    $ 12,249,720
                                                                                  ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Current portion of long-term obligations                                        $    419,209    $    413,120
  Accounts payable and accrued expenses                                              1,416,117       1,391,889
  Claims payable                                                                     2,983,077       3,257,815
  Unearned premium revenue                                                           1,079,906         693,886
  Federal income tax payable                                                            28,651         104,278
  Other current liabilities                                                             58,188
                                                                                  ------------    ------------

           Total current liabilities                                                 5,985,148       5,860,988
                                                                                  ------------    ------------

LONG TERM LIABILITIES:
  Mortgage loan payable                                                              1,320,000       1,380,000
  Capital lease obligation                                                             349,712         453,363
  Notes payable                                                                          7,917          55,417
  Deferred federal income tax                                                          106,031         117,205
  Other liabilities                                                                     69,255
                                                                                  ------------    ------------

           Total long-term liabilities                                               1,852,915       2,005,985
                                                                                  ------------    ------------

TOTAL LIABILITIES                                                                    7,838,063       7,866,973
                                                                                  ------------    ------------

REDEEMABLE COMMON SHARES:
  Class A, Redeemable Common Shares, no par value -- authorized, 7,500 shares;
    issued, 709 and 709; and outstanding, 683 and 691 at June 30, 2006 and
    December 31, 2005, respectively                                                    362,640         357,976
  Class B Redeemable Common Shares, no par value -- authorized, 100,000 shares;
    issued, 7,806 and 7,803; and outstanding, 7,411 and 7,769 at  June 30, 2006
    and  December 31, 2005, respectively                                             3,934,878       4,024,771
                                                                                  ------------    ------------

           Total redeemable common shares                                            4,297,518       4,382,747
                                                                                  ------------    ------------

SHAREHOLDERS' EQUITY-
  Preferred Shares; no par value, 100,000 shared authorized, none issued                    --              --
                                                                                  ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 12,135,581    $ 12,249,720
                                                                                  ============    ============

Share figures reflect the effects of a stock split effective to shareholders of record on August 31, 2005.

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED JUNE 30,   FOR THE SIX MONTHS ENDED JUNE 30,
                                                      2006                   2005           2006                 2005
                                                  ------------           ------------   ------------         ------------
Premium revenue                                   $ 12,265,523           $ 10,812,526   $ 25,048,130         $ 21,659,472
                                                  ------------           ------------   ------------         ------------

Operating expenses:
    Healthcare services expense                      9,744,067              8,924,110     20,287,249           17,727,944
    Selling, general and administrative expense      2,416,910              1,784,403      4,963,107            3,972,550
                                                  ------------           ------------   ------------         ------------
           Total operating expenses                 12,160,977             10,708,513     25,250,356           21,700,494
                                                  ------------           ------------   ------------         ------------

Operating income (loss)                                104,546                104,013       (202,226)             (41,022)

Non-Operating Income (Expense):
    Investment income                                   42,327                 23,510         83,225               42,955
    Other income                                       149,227                 47,941        281,713               78,299
    Interest expense                                   (32,770)               (32,884)       (63,877)             (62,894)
                                                  ------------           ------------   ------------         ------------
           Total non-operating income                  158,784                 38,567        301,061               58,360
                                                  ------------           ------------   ------------         ------------

INCOME BEFORE INCOME TAX                               263,330                142,580         98,835               17,338
                                                  ------------           ------------   ------------         ------------

PROVISION (BENEFIT) FOR INCOME TAX:
  Current                                              160,079                 11,000        140,507               47,132
  Deferred                                             (74,676)                36,080       (114,322)              (8,843)
                                                  ------------           ------------   ------------         ------------

           Total                                        85,403                 47,080         26,185               38,289
                                                  ------------           ------------   ------------         ------------

NET INCOME (LOSS) ON REDEEMABLE COMMON SHARES     $    177,927           $     95,500   $     72,650         $    (20,951)
                                                  ============           ============   ============         ============

BASIC EARNINGS PER REDEEMABLE COMMON SHARE        $      21.44           $      11.27   $       8.75         $      (2.47)
                                                  ============           ============   ============         ============

Per share amounts reflect the effects of a stock split effective to shareholders of record on August 31, 2005.

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

                                                           REDEEMABLE COMMON SHARES
                                                  --------------------------------------------
                                                         CLASS A              CLASS B
                                                  --------------------  ----------------------
                                                  NUMBER OF             NUMBER OF
                                                    SHARES    AMOUNT     SHARES       AMOUNT
BALANCE -- DECEMBER 31, 2005                            691  $ 357,976      7,769  $ 4,024,771

  Net income

  Change in fair value of interest rate swap
   (net of income tax of $8,093)

  Unrealized loss on investments
   (net of income tax benefit of $1,059)

  Total comprehensive income

  Class A Common Shares exchanged for Class B
   Common Shares                                         (3)    (1,555)         3        1,555

  Common shares redeemed or repurchased                  (5)    (2,344)      (361)    (169,191)

  Accretion of common shares to redemption value                 8,563                  77,743
                                                  ---------  ---------  ---------  -----------

BALANCE -- JUNE  30, 2006                               683  $ 362,640      7,411  $ 3,934,878
                                                  =========  =========  =========  ===========

                                                          SHAREHOLDERS' EQUITY
                                                  -------------------------------------

                                                            OTHER ACCUMULATED
                                                  RETAINED    COMPREHENSIVE              COMPREHENSIVE
                                                  EARNINGS    INCOME (LOSS)     TOTAL    INCOME (LOSS)
BALANCE -- DECEMBER 31, 2005

  Net income                                      $ 72,650                     $ 72,650  $      72,650

  Change in fair value of interest rate swap
   (net of income tax of $8,093)                            $          15,709    15,709         15,709

  Unrealized loss on investments
   (net of income tax benefit of $1,059)                               (2,053)   (2,053)        (2,053)
                                                                                         -------------

  Total comprehensive income                                                             $      86,306
                                                                                         =============

  Class A Common Shares exchanged for Class B
   Common Shares

  Common shares redeemed or repurchased

  Accretion of common shares to redemption value   (72,650)           (13,656)  (86,306)
                                                  --------  -----------------  --------

BALANCE -- JUNE  30, 2006                         $         $                  $
                                                  ========  =================  ========

Share figures reflect the effects of a stock split effective to shareholders of record on August 31, 2005.

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                  2006                 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) on redeemable common shares                               $    72,650           $   (20,951)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                                                 264,970               128,440
    Deferred income taxes                                                        (114,322)               (8,843)
    Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
      Accounts receivable                                                        (102,277)              103,218
      Prepaid expenses, deposits, and other                                        76,283                24,165
      Other assets                                                                (37,765)               50,942
      Claims payable                                                             (274,737)               55,458
      Unearned premium revenue                                                    360,429               589,044
      Accounts payable and accrued expenses                                        15,553                23,138
      Federal income tax payable                                                  (75,627)             (252,868)
      Other liabilities                                                            69,255
                                                                              -----------           -----------

           Net cash provided by operating activities                              254,412               691,743
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                    (36,672)              (51,822)
  Acquisition of business, net of acquired cash                                   (25,000)               23,216
  Purchases of investments                                                       (800,000)           (1,000,000)
  Sale of investments                                                             800,000               800,000
                                                                              -----------           -----------

           Net cash used in investing activities                                  (61,672)             (228,606)
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage loan repayments                                                        (60,000)              (60,000)
  Repayment of capital lease                                                      (97,560)              (76,716)
  Repayments of note                                                              (47,500)                 (909)
  Repurchase of redeemable common shares                                         (113,347)              (12,431)
                                                                              -----------           -----------

           Net cash used in financing activities                                 (318,407)             (150,056)
                                                                              -----------           -----------

INCREASE (DECREASE) IN CASH                                                      (125,667)              313,081

CASH -- Beginning of period                                                     5,628,987             4,304,797
                                                                              -----------           -----------

CASH -- End of period                                                         $ 5,503,320           $ 4,617,878
                                                                              ===========           ===========

NON-CASH FINANCING ACTIVITIES
  Redeemed common shares in other current liabilities                         $    58,188           $
                                                                              ===========           ===========

See accompanying notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006 (UNAUDITED)

1. BASIS OF PRESENTATION

      The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2005 financial statements and notes thereto as included in Amendment No. 1 of the DCP Holding Company Form 10. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominant form of stock compensation for us, were not recognized as compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award is estimated using option-pricing models. SFAS 123R also requires that we estimate the expected forfeitures under each stock compensation plan and only recognize compensation expense for those awards which are expected to vest. In addition, certain tax effects of stock option exercises are reported as a financing activity rather than an operating activity in the statements of cash flows. We considered SFAS 123R in evaluating the accounting treatment for our deferred compensation plan and expensed $32,000 related to stock-based compensation (see Note 4).

      In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

      FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We have not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

3. ACQUISITION

      On June 2, 2005 the Company acquired Adenta, Inc., or Adenta, pursuant to a merger. The Company paid cash consideration of $250,000, assumed interest bearing debt of $241,985, and incurred transaction costs of $47,361, resulting in a total preliminary purchase price of $539,346. The Company deposited $50,000 of the $250,000 of cash consideration into an escrow account pending the results of the net asset valuation analysis prescribed in the escrow agreement completed in May of 2006.

      After completing the required net asset valuation analysis in May of 2006, the Company and the representatives of the former Adenta shareholders negotiated an agreement whereby the former Adenta shareholders were paid the $50,000 held in escrow plus additional cash consideration of $25,000. Under the terms of the negotiated agreement, the Company is no longer obligated to pay the former Adenta shareholders any portion of its tax savings resulting from the use of certain tax loss carry forwards. With the completion of the final purchase price allocation in June of 2006, the goodwill was determined to be $136,355. The following table summarizes the preliminary and final purchase price allocation.

                                            Preliminary    Adjustments      Final
                                            -----------    -----------    ---------
Cash consideration                          $   250,000    $    25,000    $ 275,000
Interest bearing debt assumed                   241,985          3,666      245,651
Transaction costs                                47,361                      47,361
                                            -----------    -----------    ---------
     Total purchase price                   $   539,346    $    28,666    $ 568,012
                                            ===========    ===========    =========

Current assets (includes cash of $279,954)  $   354,516    $   (28,307)   $ 326,209
Fixed assets                                      4,336                       4,336
Other assets                                     59,320                      59,320
Intangible assets                               450,000                     450,000
Goodwill                                         66,990         69,365      136,355
Current liabilities assumed                    (358,659)       (30,600)    (389,259)
Deferred tax liability                          (37,157)        18,208      (18,949)
                                            -----------    -----------    ---------
     Net assets acquired                    $   539,346    $    28,666    $ 568,012
                                            ===========    ===========    =========

      With the acquisition of Adenta the Company obtained a network lease agreement with Humana Dental, approximately 10,000 dental members and a provider network consisting of approximately 500 dentists in Kentucky. Of the $450,000 allocated to intangible assets, $210,000 was allocated to the Humana Dental network lease contract with a 3-year useful life, $130,000 was allocated to Adenta memberships with a 12-year useful life, and $110,000 was allocated to the Adenta provider network with a 20-year useful life. For the six months ended June 30, 2006, we recorded amortization expense of approximately $54,000 related to these identifiable intangible assets. The results of operations of Adenta are included in the Company's consolidated financial statements since June 2, 2005.

4. DEFERRED COMPENSATION PLAN

      In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the "Plans"), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Plans provide for the directors and key employees to elect to receive awards based on the book value of the redeemable common shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director's award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period. For the six months ended June 30, 2006, the Company recorded deferred compensation expense of approximately $69,000 that is included in other long-term liabilities in the accompanying June 30, 2006 unaudited condensed consolidated balance sheet.

5. EARNINGS PER REDEEMABLE COMMON SHARE

      Detail supporting the computation of basic earnings per redeemable common share was as follows for the three and six months ended June 30, 2006 and 2005, respectively:

                                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                             JUNE 30,                       JUNE 30,
                                                                       2006          2005             2006            2005
Net income (loss) accretive to (dilutive to) redeemable
  common shareholders                                               $   177,927    $   95,500      $     72,650   $    (20,951)
                                                                    ===========    ==========      ============   ============

Weighted average outstanding redeemable common shares used to
  compute basic earnings per redeemable common share                      8,299         8,496             8,307          8,483
                                                                    ===========    ==========      ============   ============

Basic earnings per redeemable common share                          $     21.44    $    11.27      $       8.75    $     (2.47)
                                                                    ===========    ==========      ============   ============

      The weighted average outstanding redeemable common shares used to compute basic earnings per redeemable common share have been adjusted for the stock split that occurred effective August 31, 2005. As of June 30, 2006, no employee stock options or share awards had been issued that would have a dilutive effect on the Company's basic earnings per share.

6. SEGMENT INFORMATION

      We manage our business with three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of three additional product lines: DentaSelect PPO, DentaPremier indemnity, and Vision Care Plus.

      The results of the fully insured and self insured HMO segments are measured by gross profit. We do not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities, to these segments. These items are assigned to the remainder of our business, which we identify as Corporate, All Other. We combine all gross profit and apply that amount as a contribution to selling, general and administrative expenses, resulting in a consolidated income before taxes.

      Listed below is financial information required to be reported for each industry segment. Operating segment information is as follows for the three and six months ended June 30, 2006 and 2005, respectively (amounts in thousands):

                                                     Fully-Insured     Self-Insured     Corporate,
                                                         DHMO              DHMO         All Other          Total
                                                     -------------     ------------     ----------        --------
         THREE MONTHS ENDED JUNE 30, 2006

Revenues from external customers                     $       9,361     $      2,860     $       44        $ 12,265
Healthcare services expense                                  7,302            2,442                          9,744
Net investment income                                                                           42              42
Interest expense                                                                                33              33
Depreciation and amortization                                                                  138             138
Income before taxes                                                                            263             263
Income tax provision                                                                            85              85
Acquisition of fixed assets                                                                     29              29
Identifiable assets                                                                         12,136          12,136

         THREE MONTHS ENDED JUNE 30, 2005

Revenues from external customers                     $       8,481     $      2,311     $       20        $ 10,812
Healthcare services expense                                  6,960            1,964                          8,924
Net investment income                                                                           24              24
Interest expense                                                                                33              33
Depreciation and amortization                                                                   65              65
Income before taxes                                                                            143             143
Income tax provision                                                                            47              47
Acquisition of fixed assets                                                                      7               7
Identifiable assets                                                                         11,060          11,060

                                                     Fully-Insured     Self-Insured     Corporate,
                                                         DHMO              DHMO         All Other          Total
                                                     -------------     ------------     ----------        --------
          SIX MONTHS ENDED JUNE 30, 2006

Revenues from external customers                     $      18,786     $      6,196     $       66        $ 25,048
Healthcare services expense                                 14,976            5,311                         20,287
Net investment income                                                                           83              83
Interest expense                                                                                64              64
Depreciation and amortization                                                                  265             265
Income before taxes                                                                             99              99
Income tax provision                                                                            26              26
Acquisition of fixed assets                                                                     37              37
Identifiable assets                                                                         12,136          12,136

          SIX MONTHS ENDED JUNE 30, 2005

Revenues from external customers                     $      16,607     $      5,013     $       39        $ 21,659
Healthcare services expense                                 13,442            4,286                         17,728
Net investment income                                                                           43              43
Interest expense                                                                                63              63
Depreciation and amortization                                                                  128             128
Income before taxes                                                                             17              17
Income tax provision                                                                            38              38
Acquisition of fixed assets                                                                     52              52
Identifiable assets                                                                         11,060          11,060

Inter-segment revenues were not significant for the three and six months ended June 30, 2006 and 2005.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      Portions of this report, including this discussion and the information contained in the condensed notes to the consolidated financial statements contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as "may," "might," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential," "likely will result," or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A - Risk Factors of the Company's Form 10/A filed with the SEC on August 11, 2006. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this report.

OVERVIEW

      Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of June 30, 2006, we had approximately 200,900 members in our dental and vision benefit programs with approximately 1,783 dentists participating in our networks of providers.

      We manage our business with three segments, fully-insured dental HMO, self-insured dental HMO, and corporate, all other. Corporate, all other consists primarily of three additional product lines: DentaSelect PPO, DentaPremier indemnity and Vision Care Plus PPO. Our dental HMO products and all of our other product lines are marketed to employer groups.

      The results of our fully-insured and self-insured HMO segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

      Many factors have an impact on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premiums, administrative services only, or ASO, fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and dental procedures, increasing capacity and supply of dental services, new dental service techniques and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulations.

PROFITABILITY STRATEGY

      Our strategy to drive profitability focuses on providing solutions for employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. Although we expect our dental PPO and indemnity products to be important drivers of growth in the years ahead, we expect to migrate a substantial number of members from those products to our flagship Dental Care Plus HMO products.

      In our markets, there has been limited growth in recent years in the number of individuals enrolled in dental benefit plans. However, there has been a shift of membership out of the more expensive dental indemnity products into the dental PPO products that offer both less expensive in-network benefits and out-of-network benefits as well. At the same time, members have migrated away from dental HMO products with very limited provider networks. While these dental HMO products are the least expensive, employers and members have focused their attention on the dental PPO products that offer broad provider access with the cost control associated within a contracted provider network for the in-network portion of the dental services rendered.

      In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 80% of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

      We have experienced steady growth in membership and revenue in both the fully-insured and self-insured dental HMO product during the last five years. We attribute this growth to our broad provider network, competitive premium rates for our fully-insured business and ASO fees for our self-insured business, and our commitment to providing outstanding customer service to all of our constituencies (employer groups, members, insurance brokers, and dentists).

      Healthcare services expense has increased for both the fully-insured dental HMO segment and the self-insured dental HMO segment. We have increased our provider fee schedule at the beginning of each of the last five years; these fee schedule increases contribute to an increase in the healthcare services expense on a per-member per-month basis.

      The introduction of the DentaPremier dental indemnity product in 2003 has created new business opportunities for us with employer groups in our original eight-county service area that have a portion of their employees who reside outside the Cincinnati area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the Dayton, Ohio and Central Kentucky markets.

      Selling, general and administrative expenses increased significantly in 2005 and the first six months of 2006 in connection with our expansion into Dayton, Ohio and Central Kentucky with new dental indemnity and dental PPO products and the Adenta product. We also incurred additional expenses in 2005 preparing to implement the new dental benefits administration and billing system that became operational in February 2006.

      Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for tightly managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings through productivity gains.

HIGHLIGHTS

      - We generated net income of approximately $178,000 in the three months ended June 30, 2006, an increase of $82,000, or 86.3%, compared to the three months ended June 30, 2005.

      - Our dental and vision products grew by 11,800 members, or 6.2%, from December 31, 2005 to June 30, 2006, including 5,100 members from sales related to our new DentaSelect PPO offering.

      - We successfully implemented our new fully integrated dental benefits administration system in February of 2006.

COMPARISON OF RESULTS OF OPERATIONS

      The following discussion primarily deals with our results of operations for the three months ended June 30, 2006, or the 2006 quarter, the three months ended June 30, 2005, or the 2005 quarter, the six months ended June 30, 2006, or the 2006 period, and the six months ended June 30, 2005, or the 2005 period.

      The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

                                              THREE MONTHS     THREE MONTHS
                                                  ENDED            ENDED
                                              JUNE 30, 2006    JUNE 30, 2005    CHANGE
                                              -------------    -------------    ------
Premium revenue:
  Fully-insured DHMO                          $       9,361    $       8,481      10.4%
  Self-insured DHMO                                   2,860            2,311      23.8%
  Corporate, All Other                                   44               20     120.0%
                                              -------------    -------------    ------
    Total premium revenue                            12,265           10,812      13.4%
                                              -------------    -------------    ------
Healthcare service expense:
  Fully-insured DHMO                                  7,302            6,960       4.9%
  Self-insured DHMO                                   2,442            1,964      24.3%
                                              -------------    -------------    ------
    Total healthcare service expense                  9,744            8,924       9.2%
                                              -------------    -------------    ------
Selling, general & administrative expenses:
  Corporate, All Other                                2,417            1,784      35.5%
                                              -------------    -------------    ------
Investment income:
  Corporate, All Other                                   42               24      75.0%
                                              -------------    -------------    ------
Other income:
  Corporate, All Other                                  149               48     210.4%
                                              -------------    -------------    ------
Interest expense:
  Corporate, All Other                                  (33)             (33)      0.0%
                                              -------------    -------------    ------
Income tax provision:
  Corporate, All Other                                   85               47      80.9%
                                              -------------    -------------    ------

                                               SIX MONTHS       SIX MONTHS
                                                  ENDED            ENDED
                                              JUNE 30, 2006    JUNE 30, 2005    CHANGE
                                              -------------    -------------    ------
Membership:
  Fully-insured DHMO                                137,400          127,000       8.2%
  Self-insured DHMO                                  50,000           41,500      20.5%
  Corporate, All Other                               13,500            2,100     542.9%
                                              -------------    -------------    ------
    Total membership                                200,900          170,600      17.8%
                                              -------------    -------------    ------
Premium revenue:
  Fully-insured DHMO                          $      18,786    $      16,607      13.1%
  Self-insured DHMO                                   6,196            5,013      23.6%
  Corporate, All Other                                   66               39      69.2%
                                              -------------    -------------    ------
    Total premium revenue                            25,048           21,659      15.6%
                                              -------------    -------------    ------
Healthcare service expense:
  Fully-insured DHMO                                 14,976           13,442      11.4%
  Self-insured DHMO                                   5,311            4,286      23.9%
                                              -------------    -------------    ------
    Total healthcare service expense                 20,287           17,728      14.4%
                                              -------------    -------------    ------
Selling, general & administrative expenses:
  Corporate, All Other                                4,963            3,973      24.9%
                                              -------------    -------------    ------
Investment income:
  Corporate, All Other                                   83               43      93.0%
                                              -------------    -------------    ------
Other income:
  Corporate, All Other                                  282               78     261.5%
                                              -------------    -------------    ------
Interest expense:
  Corporate, All Other                                  (64)             (63)      1.6%
                                              -------------    -------------    ------
Income tax provision:
  Corporate, All Other                                   26               38     -31.6%
                                              -------------    -------------    ------

SUMMARY

      Net income on redeemable common shares was $178,000, or $21.11 per redeemable common share, in the 2006 quarter compared to a net income of $96,000, or $11.27 per redeemable common share, in the 2005 quarter. Net income on redeemable common shares was $73,000, or $8.61 per redeemable common share, in the 2006 period compared to a net loss of $(21,000), or $(2.47) per redeemable common share, in the 2005 period. The increase in net income for the 2006 quarter was primarily due to a $19,000 increase in investment income and a $101,000 increase in other income as compared to the 2005 quarter. This increase in other income during the 2006 quarter is due to an increase in dental PPO administrative fees of approximately $42,000, vision administrative fees of approximately $21,000, and network lease revenue of approximately $38,000. The increase in net income for the 2006 period is the result of an operating loss increase of $124,000 that was offset by a $40,000 increase in investment income and a $204,000 increase in other income as compared to the 2005 period. This increase in other income during the 2006 period is due to an increase in dental PPO administrative fees of approximately $77,000, vision administrative fees of approximately $34,000, and network lease revenue of approximately $93,000.

MEMBERSHIP

      Our fully-insured dental HMO membership increased approximately 10,400 members, or 8.2% from June 30, 2005 to June 30, 2006. The majority of this membership increase is attributable to new fully insured dental HMO sales in the Cincinnati / Northern Kentucky market. Also, with the acquisition of Adenta, we added approximately 10,000 members in the Adenta discount dental program. As of June 30, 2006, approximately 700 members remained in the Adenta discount dental plan.

      Our self-insured dental HMO membership increased by approximately 8,500 members or 20.5%, from approximately 41,500 members as of June 30, 2005 to approximately 50,000 members as of June 30, 2006 as a result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.

      Dental indemnity membership increased 61.9%, to approximately 3,400 members as of June 30, 2006 from approximately 2,100 members as of June 30, 2005. The dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky, and our ability to offer out-of-area dental coverage has allowed us to sell new employer groups with out-of-area employees. At June 30, 2006, there were approximately 7,600 members in the fully-insured dental PPO product, most of which had converted from the Adenta dental product. Additionally, as of June 30, 2006 we had obtained approximately 2,500 members in the fully-insured Vision Care Plus product. The dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.

REVENUE

      Fully-insured dental HMO premium revenue for the 2006 quarter increased approximately $880,000, or 10.4%, compared to the 2005 quarter. Approximately $480,000 of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $300,000 of this premium revenue increase is associated with premium rate increases negotiated with employer groups at their annual renewals. Adenta premium revenue accounted for approximately $100,000 of the $880,000 revenue increase in the 2006 quarter.

      Fully-insured dental HMO premium revenue for the 2006 period increased approximately $2.2 million, or 13.1%, compared to the 2005 period. Approximately $1.4 million of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $600,000 of this premium revenue increase is associated with premium rate increases negotiated with employer groups at their annual renewals. Adenta premium revenue accounted for approximately $200,000 of the $2.2 million revenue increase in the 2006 period.

      Total self-insured revenue for the 2006 quarter increased approximately $550,000, or 23.8%, compared to the 2005 quarter. This increase is attributable to the 20.5% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2006. Total self-insured revenue for the 2006 period increased approximately $1.2 million, or 23.6%, compared to the 2005 period. Both increases are attributable to the 20.5% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2006. The self-insured segment revenue has two components:

            Self-Insured Claim Revenue - Self-insured claim revenue for the 2006 quarter increased approximately $500,000, or 23.7%, compared to the 2005 quarter. Self-insured claim revenue for the 2006 period increased approximately $1.1 million, or 23.7%, compared to the 2005 period. Both of these increases are due to increased self-insured dental HMO membership along with a fee schedule increase implemented in 2006.

            Self-Insured ASO Fees - Self-insured ASO fees for the 2006 quarter increased approximately $28,000, or 19.9%, compared to the 2005 quarter. Self-insured ASO fees for the 2006 period increased approximately $60,000, or 22.2%, compared to the 2005 period. This increase is primarily attributable to the 20.5% increase in self-insured HMO membership and is also attributable to a slight increase in average ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

      Corporate, all other premium revenue is derived from our fully-insured dental indemnity product. The dental indemnity product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our administrative costs, brokers commissions, and profit. These dental indemnity administrative fees in the 2006 quarter increased by approximately $24,000, or 120%, compared to the 2005 quarter. These dental indemnity administrative fees in the 2006 period increased by approximately $27,000, or 69.2%, compared to the 2005 period. This significant growth is the result of new employer customers with out-of-area employees contracting with us given we now have a dental indemnity product for these employees.

HEALTHCARE SERVICE EXPENSES

      Fully-insured healthcare services expense for the 2006 quarter increased approximately $340,000, or 4.9%, compared to the 2005 quarter. This increase is comprised of a $650,000 increase in ongoing healthcare service expense offset by a non-recurring provider withhold payout of $310,000 authorized by the board and paid in June 2005. Fully-insured healthcare services expense for the 2006 period increased approximately $1.5 million, or 11.4%, compared to the 2006 period. This increase is attributable to both the 8.2% increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Dental member utilization remained relatively constant between the 2006 period and the 2005 period. The fully-insured healthcare services expense attributable to the Adenta, Inc. membership was approximately $78,000 and $189,000 for the 2006 and 2005 quarters, respectively.

      Self-insured healthcare services expense for the 2006 quarter increased approximately $478,000, or 24.3%, compared to the 2005 quarter. Self-insured healthcare services expense for the 2006 period increased approximately $1.0 million, or 23.9%, compared to the 2005 period. Both of these increases are attributable to both the 20.5% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Dental member utilization remained relatively constant between the 2006 period and the 2005 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Consolidated selling, general and administrative, or SG&A, expenses for the 2006 quarter increased approximately $633,000, or 35.5%, compared to the 2005 quarter. For the 2006 period, consolidated SG&A expenses increased approximately $990,000, or 24.9%, compared to the 2005 period. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 19.7% for the 2006 quarter, increasing 320 basis points from the 2005 quarter ratio of 16.5%. For the 2006 period, the SG&A expense ratio was 19.8%, increasing 150 basis points when compared to the 2005 period of 18.3%. These SG&A expense increases are primarily attributable to: 1) salaries and benefits increases due to the addition of sales and marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets and the addition of finance staff to support our expanded activities; 2) commission expense increases due to the increases in membership and the higher prevailing commission rates in the Kentucky markets and; 3) professional services expense increases including accounting fees, legal fees, and other professional consulting fees.

      Depreciation and amortization expense for the 2006 quarter increased approximately $73,000, or 112.3%, compared to the 2005 quarter. For the 2006 period, depreciation and amortization totaled $265,000 compared to $128,000 for the 2005 period, an increase of $137,000 or 103.8%. These increases were due primarily to the amortization of the identifiable assets acquired in the acquisition of Adenta and depreciation associated with our computer system that was placed in service in February of 2006.

INVESTMENT INCOME

      Investment income for the 2006 quarter increased approximately $18,000, or 75.0%, compared to the 2005 quarter. For the 2006 period, investment income was approximately $83,000, increasing $40,000, or 93.0%, compared to $43,000 for the 2005 period. These increases are primarily attributable to an increase in the amount invested in short term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2006 period compared to the 2005 period. An increase in prevailing interest rates also contributed to this increase.

OTHER INCOME

      Other income for the 2006 quarter increased approximately $101,000, or 210.4%, compared to the 2005 quarter. For the 2006 period, other income was $282,000, an increase of $204,000, or 261.5%, compared to the 2005 period. These increases for the 2006 quarter and the 2006 period were primarily due to the administrative fees we earned associated with the DentaSelect dental PPO product and the Vision Care Plus vision product, both of which were introduced in July of 2005. Dental provider network leasing revenue also increased primarily due to the revenue associated with the leasing of Adenta provider network acquired in June of 2005. Other revenue also includes rental revenue earned from leasing a portion of the office building owned by our subsidiary Dental Care Plus.

INTEREST EXPENSE

      Interest expense for the 2006 quarter was $33,000, consistent with the 2005 quarter. For the 2006 period, interest expense was $64,000, an increase of approximately $1,000, or 1.6%, compared to the 2005 period. The increase for the 2006 period is primarily attributable to an increase in the prevailing interest rates associated with our variable rate contractual obligations.

INCOME TAXES

      Due to the variability of our earnings, we calculated our provisions for federal, state and local income taxes at the end of each quarter in lieu of using an estimated annual effective tax rate. Our provision for income taxes for the 2006 quarter was approximately $85,000 with an effective tax rate of approximately 32.4%, compared to approximately $47,000 with an effective tax rate of approximately 33.0% for the 2005 quarter. For the 2006 period, our provision for income taxes was approximately $26,000 with an effective tax rate of approximately 26.5%. The effective tax rate for the 2006 period reflects the favorable impact of state and local tax credits at the parent company. The provision for income taxes for the 2005 period was approximately $6,000 with an effective tax rate of approximately 34.8%. After including a tax charge of approximately $32,000 for a discreet item related to prior tax years, the total provision for the 2005 period was approximately $38,000.

LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION

      Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, selling, general and administrative expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively affected during a period of shrinking enrollment. We have recently been experiencing improving operating cash flows associated with growth in both fully-insured and self-insured dental HMO enrollment.

      Cash decreased approximately $126,000, or 2.2% for the 2006 period to approximately $5.50 million from $5.63 million as of December 31, 2005. The change in cash for the 2006 and 2005 periods is summarized as follows (in thousands):

                                               SIX MONTHS ENDED     SIX MONTHS ENDED
                                                 JUNE 30, 2006       JUNE 30, 2005
                                               ----------------     ----------------
Net cash provided by operating activities      $            254     $            692
Net cash used in investing activities                       (62)                (229)
Net cash used in financing activities                      (318)                (150)
                                               ----------------     ----------------
Increase (decrease) in cash                    $           (126)    $            313
                                               ================     ================

CASH FLOW FROM OPERATING ACTIVITIES

      In the six months ended June 30, 2006, approximately $254,000 of cash was provided by operating activities. During this period, we reported net income of approximately $73,000. Non-cash depreciation and amortization expense was approximately $265,000 in the 2006 period compared to approximately $128,000 in the 2005 period. This increase is primarily associated with the amortization of the Adenta intangible assets acquired in June of 2005. In addition, approximately $114,000 of cash was used related to deferred income taxes.

      For the 2006 period, accounts receivable increased by approximately $102,000 due to an increase in monthly billings compared to the 2005 period and delays in receiving premium payments from certain customers. This increase in accounts receivable represents a temporary increase. Our claims payable liability decreased by approximately $280,000 in the 2006 period, from $3.26 million at December 31, 2005 to $2.98 million at June 30, 2006. This decrease is primarily due to a $300,000 board-approved payment to our Dental Care Plus participating providers in respect of claim amounts withheld in 2004 and 2005. The increase in our unearned premium liability of approximately $360,000 is also associated with an increase in monthly billings along with the earlier payment of premiums by employer groups in March of 2006 compared to December of 2005. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2005 period.

CASH FLOW FROM INVESTING ACTIVITIES

      In the six months ended June 30, 2006, we invested approximately $37,000 in building improvements and computer equipment. We also negotiated a settlement agreement with the former Adenta, Inc. shareholders whereby we will pay an additional $25,000 in cash consideration related to the Adenta, Inc. acquisition. In addition, four of the FDIC insured certificates of deposit matured and the proceeds were reinvested.

CASH FLOW FROM FINANCING ACTIVITIES

      In the six months ended June 30, 2006, we made the scheduled principal payments of $60,000 related to our office building mortgage, approximately $98,000 related to our capital lease financing for our new dental administration system, and approximately $48,000 related to our Adenta note payable. We also repurchased and retired 3 Class A redeemable common shares and 243 Class B Redeemable Common Shares during this period for approximately $113,000. These transactions resulted in our net cash used in financing activities of approximately $318,000 for the six months ended June 30, 2006.

PROVIDER WITHHOLD FUNDS

      In most cases, the fees of our participating providers for covered dental services under the dental HMO are subject to a 10% withhold by us. Accordingly, our dental HMO network providers are paid 90% of the agreed fees for covered services as set forth on applicable fee schedule. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes that any amounts withheld shall be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid by the Board. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

      In the 2006 period, we paid $300,000 to participating providers that was authorized by the Board in December of 2005. In the 2005 period, we paid $310,354 to participating providers that was authorized by the Board in June of 2005.

FINANCIAL CONDITION

      Our consolidated cash and short-term investments were approximately $7.0 million at June 30, 2006. Our consolidated cash and short term investments decreased by approximately $0.2 million from approximately $7.2 million as of December 31, 2005. Based on total expenses for the six months ended June 30, 2006, we estimate that we had approximately 50 days of cash and short-term investments on hand at June 30, 2006.

      This decrease in cash and short-term investments from December 31, 2005 to June 30, 2006 is primarily due to the $318,000 of cash used in financing activities offset by the $254,000 provided by operating activities discussed above along with a shift of approximately $100,000 in FDIC insured certificate of deposit investment from short term investments to long term investments during this period. We expect to generate positive cash flow from operations during the balance of 2006.

      On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 8.25% as of June 30, 2006. No amounts have been drawn on this credit line through June 30, 2006.

      Together our cash, short term investments and working capital line of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable common share redemptions, we repurchased approximately $113,000 worth of redeemable common shares in the six months ended June 30, 2006. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

      We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 97% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Market risk is the risk that we will incur investment losses or increased interest expense due to adverse changes in market rates and prices. Our market risk exposures are substantially related to our investment portfolio and the impact of interest rate changes on these securities. In addition, interest rate changes can impact future interest expense for debt obligations that have a variable rate of interest associated with them.

      At March 31, 2006 and December 31, 2005, our investment portfolio consisted solely of FDIC insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio's fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,135 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,117 increase in fair value. While the certificates of deposit with a cost of $1,800,000 at March 31, 2006 and December 31, 2005 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.

      At March 31, 2006 and December 31, 2005, we had a mortgage note with a bank with an outstanding principal balance of $1,470,000 and $1,500,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000 vis a vis the note.

      At March 31, 2006 and December 31, 2005, we had an outstanding note payable with a bank related to the acquisition of Adenta in the amount of approximately $135,000 and $150,000, respectively, with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease the Company's annual pre-tax earnings by $1,504 vis a vis the note.

      There have been no material changes in our exposures to market risk for the period ended June 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

      An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006. Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006.

      There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

      ITEM 1. LEGAL PROCEEDINGS

            We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

      ITEM 1A. RISK FACTORS

            There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Registration Statement on Form 10 filed on May 1, 2006, as amended pursuant to Amendment No. 1 to Form 10 filed on August 11, 2006.

      ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There were no sales of unregistered equity securities during the quarter for which this report is filed.

      We repurchased and retired 3 Class A Redeemable Common Shares and 243 Class B Redeemable Common Shares during the six months ended June 30, as follows:

                               Total Class A       Total Class B      Average price paid
    Month purchased           shares purchased    shares purchased         per share          Total amount paid
------------------------      ----------------    ----------------    ------------------      -----------------
March 1 - March 31, 2006            1(a)               11(a)                $442.55               $ 5,310.60
  May 1 - May 30, 2006              1(a)               35(a)                $454.00               $16,344.08
 June 1 - June 30, 2006             0                 198(b)                $463.08               $91,689.84

----------
      (a) Repurchased from provider shareholder retirees in accordance with the Company's obligations under its Amended and Restated Code of Regulations.

      (b) Repurchased pursuant to the Company's authority to repurchase its Common Shares from time to time.

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's annual meeting of shareholders was held on April 26, 2006. Three proposals were submitted to a vote of security holders as follows:

            a) The shareholders approved increasing the number of directors from 12 to 13.

For              Against           Abstain
---              -------           -------
311                56                46

            b) The shareholders approved the election of the following persons as directors of the Company:

Name                               For            Withhold
---------------------              ---            --------
Michael J. Carl                    326               87
Ross. A. Geiger                    321               92
Roger M. Higley                    325               88
David A. Kreyling                  317               96
James E. Kroeger                   326               87
Donald J. Peak                     325               88
Sanford S. Scheingold              317               96

            c) The shareholders approved the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the year ended December 31, 2006. This proposal received votes as follows:

For              Against           Abstain
---              -------           -------
379                 4                30

ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS

Exhibits
--------
31.1              CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2              CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32                CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therein to duly authorized.

                                  DCP HOLDING COMPANY

                                  By: /s/ Robert C. Hodgkins, Jr.
                                      ------------------------------------------
                                      Robert C. Hodgkins, Jr.
                                      Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit No.       Item
-----------       --------------------------------------------------------------------------------------------
31.1              Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2              Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32                Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                  Sarbanes-Oxley Act of 2002