Form 10-Q
period 2006-09-30
DCP Holding CO
filed 2006-11-14
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission File Number

DCP Holding Company
(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

100 Crowne Point Place	45241
Sharonville, Ohio	(Zip Code)
(Address of Principal Executive Office)
REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (513) 554-1100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2006 there were 683 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,399 of the Registrant’s Class B Redeemable Common Shares outstanding.

INDEX TO DCP HOLDING COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

i

Item 1. Financial Statements.
DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,433,061	$5,628,987
Short-term investments at fair value, cost of $1,400,000 and $1,600,000 at September 30, 2006 and December 31, 2005, respectively	1,396,153	1,593,678
Accounts receivable, net of allowance of $45,000 and $83,000 at September 30, 2006 and December 31, 2005, respectively	450,088	337,330
Prepaid expense, deposits, and other	90,121	174,962
Deferred federal income tax	356,889	131,317

Total current assets	6,726,312	7,866,274

INVESTMENTS	497,449	199,182

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,221,171	2,160,534
Furniture and equipment	1,853,302	1,454,214

Total property, plant, and equipment	4,438,473	3,978,748

Less accumulated depreciation and amortization	(1,172,234)	(854,902)

Total property, plant, and equipment—net	3,266,239	3,123,846

INTANGIBLE ASSETS, net of accumulated amortization of $242,000 and $50,000 at September 30, 2006 and December 31, 2005, respectively	207,717	399,639

GOODWILL	136,355	66,990

OTHER ASSETS	317,410	593,789

TOTAL ASSETS	$11,151,482	$12,249,720

LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$406,490	$413,120
Accounts payable and accrued expenses	1,319,941	1,391,889
Claims payable	2,438,556	3,257,815
Unearned premium revenue	900,236	693,886
Federal income tax payable	84,883	104,278
Other current liabilities	54,165

Total current liabilities	5,204,271	5,860,988

LONG TERM LIABILITIES:
Mortgage loan payable	1,290,000	1,380,000
Capital lease obligation	296,699	453,363
Notes payable		55,417
Deferred federal income tax	98,332	117,205
Other liabilities	104,336

Total long-term liabilities	1,789,367	2,005,985

TOTAL LIABILITIES	6,993,638	7,866,973

REDEEMABLE COMMON SHARES:
Class A Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 683 and 691 at September 30, 2006 and December 31, 2005, respectively	351,375	357,976
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,399 and 7,769 at September 30, 2006 and December 31, 2005, respectively	3,806,469	4,024,771

Total redeemable common shares	4,157,844	4,382,747

SHAREHOLDERS’ EQUITY-
Preferred Shares; no par value, 100,000 shared authorized, none issued	—	—

TOTAL LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY	$11,151,482	$12,249,720

Share figures reflect the effects of a 6 for 1 stock split effective to shareholders of record on August 31, 2005.
See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Premium revenue	$13,264,075	$11,707,189	$38,311,477	$33,366,662

Operating expenses:
Healthcare services expense	11,156,642	9,891,902	31,443,891	27,619,846
Selling, general and administrative expense	2,445,663	1,883,623	7,408,770	5,856,175

Total operating expenses	13,602,305	11,775,525	38,852,661	33,476,021

Operating loss	(338,230)	(68,336)	(541,184)	(109,359)

Non-Operating Income (Expense):
Investment income	56,281	27,516	139,506	70,471
Other income	155,134	78,751	436,847	157,050
Interest expense	(29,332)	(33,886)	(93,209)	(96,779)

Total non-operating income	182,083	72,381	483,144	130,742

INCOME (LOSS) BEFORE INCOME TAX	(156,147)	4,045	(58,040)	21,383

PROVISION (BENEFIT) FOR INCOME TAX:
Current	72,428	59,885	212,935	107,017
Deferred	(111,250)	(56,335)	(225,572)	(65,178)

Total	(38,822)	3,550	(12,637)	41,839

NET INCOME (LOSS) ON REDEEMABLE COMMON SHARES	$(117,325)	$495	$(45,403)	$(20,456)

BASIC AND DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$(14.52)	$0.06	$(5.52)	$(2.41)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,083	8,460	8,231	8,476

Per share amounts reflect the effects of a 6 for 1 stock split effective to shareholders of record on August 31, 2005.
See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2005	691	$357,976	7,769	$4,024,771
Net loss					$(45,403)			$(45,403)	$(45,403)
Change in fair value of interest rate swap (net of income tax benefit of $906)						$(1,760)		(1,760)	(1,760)
Unrealized gain on investments (net of income tax of $242)						468		468	468

Total comprehensive loss									$(46,695)

Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares redeemed or repurchased	(5)	(2,344)	(373)	(175,864)
Dilution Accretion of common shares to redemption value		(2,702)		(43,993)	45,403	1,292		46,695

BALANCE—SEPTEMBER 30, 2006	683	$351,375	7,399	$3,806,469	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2004	708	$1,958,940	7,788	$1,958,940
Stock split		(1,632,463)		1,632,463
Net loss					$(20,456)			$(20,456)	$(20,456)
Unrealized loss on investments (net of income tax benefit of $1,337)						$(2,589)		(2,589)	(2,589)

Total comprehensive loss									$(23,045)

Class A Common Shares exchanged for Class B Common Shares	(14)	(2,242)	14	2,242
Common shares repurchased and retired	(3)	(1,036)	(33)	(11,395)
Dilution of common shares to redemption value		(6,090)		(16,955)	20,456	2,589		23,045

BALANCE—SEPTEMBER 30, 2005	691	$317,109	7,769	$3,565,295	$	$	$

Share figures reflect the effects of a 6 for 1 stock split effective to shareholders of record on August 31, 2005.
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable common shares	$(45,403)	$(20,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	509,254	195,882
Deferred income taxes	(225,572)	(65,178)
Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(141,065)	71,443
Prepaid expenses, deposits, and other	84,841	39,895
Other assets	(57,102)	50,502
Claims payable	(819,259)	(259,791)
Unearned premium revenue	180,758	700,866
Accounts payable and accrued expenses	(80,623)	46,463
Federal income tax payable	104,336	(192,983)
Other liabilities	(19,395)

Net cash provided by (used in) operating activities	(509,230)	566,643

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(128,941)	(67,662)
Acquisition of business, net of acquired cash	(25,000)	(17,407)
Purchases of investments	(1,300,000)	(1,400,000)
Sale of investments	1,200,000	1,200,000

Net cash used in investing activities	(253,941)	(285,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(90,000)	(90,000)
Repayment of capital lease	(147,459)	(123,684)
Repayments of note	(71,250)	(67,819)
Repurchase of redeemable common shares	(124,046)	(12,430)

Net cash used in financing activities	(432,755)	(293,933)

DECREASE IN CASH	(1,195,926)	(12,359)

CASH—Beginning of period	5,628,987	4,304,797

CASH—End of period	$4,433,061	$4,292,438

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	106,212	97,929
Cash paid for income taxes	254,260	300,000
Redeemed common shares in other current liabilities	54,162
See accompanying notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006 (UNAUDITED)
1. BASIS OF PRESENTATION
     The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2005 financial statements and notes thereto as included in Amendment No. 3 of the DCP Holding Company Form 10 filed with the Commission on November 3, 2006. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2005. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts and accrued expenses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
     PREMIUM REVENUE—
     Fully Insured—Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of September 30, 2006 and 2005, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.
     Self-Insured—The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premium on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to $348,000 and $253,000 for the three months ended September 30, 2006 and 2005, respectively. Amounts withheld on claims processed for these contracts and arrangements amounted to $902,000 and $709,000 for the nine months ended September 30, 2006 and 2005, respectively, and is included in premium revenue in the accompanying consolidated statements of income.
     ASO Fees—Third party administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis.
     HEALTHCARE SERVICE EXPENSES— The Company compensates its providers based upon agreed-upon fees for various services and retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any withheld amounts. Amounts withheld are a reduction of healthcare service expense in the accompanying consolidated statements of income. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors authorizes any amount to be paid to the providers.
     The cost of health care services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreement.
     Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed regularly by management and are adjusted based on current information, actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations.
     The Company incurred claim costs related to such dental care providers amounting to approximately $11,157,000 and $9,892,000 for the three months ended September 30, 2006 and 2005, respectively and $31,444,000 and $27,620,000 for the nine months ended September 30, 2006 and 2005, respectively. These incurred claim costs also include a provider withhold payment of approximately $0 and $310,000 in nine months ended September 30, 2006 and 2005, respectively.
     Each year our Board evaluates the performance of the dental HMO plan, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. Commencing in 2006, our annual determination of the amount of withhold payments to be made will be limited to amounts withheld in the year in which the determination is made, and payments authorized by the Board will be made on or before March 15 of the following year.
     USE OF ESTIMATES — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
3. NEW ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), which requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This requirement represents a significant change because fixed-based stock option awards, a predominant form of stock compensation for us, were not recognized as compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires that the cost of the award, as determined on the date of grant at fair value, be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of the award is estimated using option-pricing models. SFAS 123(R) also requires that we estimate the expected forfeitures under each stock compensation plan and only recognize compensation expense for those awards which are expected to vest. In addition, certain tax effects of stock option exercises are reported as a financing activity rather than an operating activity in the statements of cash flows. The Company considered SFAS 123(R) in evaluating the accounting treatment for our deferred compensation plan and expensed $48,000 related to stock-based compensation (see Note 5) in the nine months ended September 30, 2006.
     In July 2006, the FASB issued FASB Interpretation 48, “Accounting for Income Tax Uncertainties” (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.
     FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company has not yet determined the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosure about fair value measurements. The provisions for SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
4. ACQUISITION
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

	Preliminary	Adjustments	Final
Cash consideration	$250,000	$25,000	$275,000
Interest bearing debt assumed	241,985	3,666	245,651
Transaction costs	47,361		47,361

Total purchase price	$539,346	$28,666	$568,012

Current assets (includes cash of $279,954)	$354,516	$(28,307)	$326,209
Fixed assets	4,336		4,336
Other assets	59,320		59,320
Intangible assets	450,000		450,000
Goodwill	66,990	69,365	136,355
Current liabilities assumed	(358,659)	(30,600)	(389,259)
Deferred tax liability	(37,157)	18,208	(18,949)

Net assets acquired	$539,346	$28,666	$568,012

     With the acquisition of Adenta the Company obtained a network lease agreement with Humana Dental, approximately 10,000 dental members and a provider network consisting of approximately 500 dentists in Kentucky. Of the $450,000 allocated to intangible assets, $210,000 was allocated to the Humana Dental network lease contract with a 3-year useful life, $130,000 was allocated to Adenta memberships with a 12-year useful life, and $110,000 was allocated to the Adenta provider network with a 20-year useful life. The results of operations of Adenta are included in the Company’s consolidated financial statements since June 2, 2005.
5. INTANGIBLE ASSET IMPAIRMENT
     With the acquisition of Adenta on June 2, 2005, the Company obtained a network lease agreement with Humana Dental, approximately 10,000 dental members and a provider network consisting of approximately 500 dentists in Kentucky. Of the $450,000 allocated to intangible assets, $210,000 was allocated to the Humana Dental network lease contract with a 3-year useful life, $130,000 was allocated to Adenta memberships with a 12-year useful life, and $110,000 was allocated to the Adenta provider network with a 20-year useful life. On July 25, 2006, Humana Dental provided the Company with written notice of termination of this network lease agreement effective October 23, 2006. Accordingly the Company recorded an impairment charge of approximately $128,000 (included in amortization expense) to eliminate the remaining balance associated with the Humana Dental network lease agreement intangible asset in July of 2006. Including this impairment charge, the Company recorded amortization expense of approximately $138,000 for the three months ended September 30, 2006. For the nine months ended September 30, 2006, the Company recorded amortization expense of approximately $192,000 related to these identifiable intangible assets. The results of operations of Adenta are included in the Company’s consolidated financial statements since June 2, 2005.
6. DEFERRED COMPENSATION PLAN
     In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended September 30, 2006 and 2005, respectively, the Company recorded deferred compensation expense of approximately $19,000 and $0 related to deferred director fees and employee compensation. For the nine months ended September 30, 2006 and 2005, respectively, the Company recorded deferred compensation expense of approximately $56,000 and $0 related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the redeemable common shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period. For the three months ended September 30, 2006 and 2005, respectively, the Company recorded deferred compensation expense of approximately $16,000 and $0 related to deferred share awards. For the nine months ended September 30, 2006 and 2005, respectively, the Company recorded deferred compensation expense of approximately $48,000 and $0 related to deferred share awards. In total, approximately $104,000 of deferred compensation is included in other long-term liabilities in the accompanying September 30, 2006 unaudited condensed consolidated balance sheet.
7. EARNINGS PER REDEEMABLE COMMON SHARE
     Detail supporting the computation of basic earnings per redeemable common share was as follows for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss) accretive to (dilutive to) redeemable common shareholders	$(117,325)	$495	$(45,403)	$(20,456)

Weighted average outstanding redeemable common shares used to compute basic and diluted earnings per redeemable common share	8,083	8,460	8,231	8,476

Basic and diluted earnings per redeemable common share	$(14.52)	$0.06	$(5.52)	$(2.41)

     The weighted average outstanding redeemable common shares used to compute basic earnings per redeemable common share have been adjusted for the 6 for 1 stock split that occurred effective August 31, 2005. As of September 30, 2006, no employee stock options or share awards had been issued that would have a dilutive effect on the Company’s basic earnings per share.
8. SEGMENT INFORMATION
     The Company manages their business with three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of three additional product lines: DentaSelect PPO, DentaPremier indemnity, and Vision Care Plus.
     The results of the fully insured and self insured HMO segments are measured by gross profit. The Company does not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities, to these segments. These items are assigned to the remainder of the business, which the Company identifies as Corporate, All Other. The Company combines all gross profit and applies that amount as a contribution to selling, general and administrative expenses, resulting in a consolidated income before taxes.

     Listed below is financial information required to be reported for each industry segment. Operating segment information is as follows for the three and nine months ended September 30, 2006 and 2005, respectively (amounts in thousands):

	Fully-Insured	Self-Insured	Corporate,
	DHMO	DHMO	All Other	Total
Three Months Ended September 30, 2006
Revenues from external customers	$9,347	$3,892	$25	$13,264
Healthcare services expense	7,810	3,347		11,157
Net investment income			56	56
Interest expense			29	29
Depreciation and amortization			244	244
Income before taxes			(156)	(156)
Income tax provision			(39)	(39)
Acquisition of fixed assets			92	92
Identifiable assets			11,151	11,151
Three Months Ended September 30, 2005
Revenues from external customers	$8,964	$2,718	$25	$11,707
Healthcare services expense	7,561	2,331		9,892
Net investment income			28	28
Interest expense			34	34
Depreciation and amortization			67	67
Income before taxes			4	4
Income tax provision			4	4
Acquisition of fixed assets			16	16
Identifiable assets			10,792	10,792

	Fully-Insured	Self-Insured	Corporate,
	DHMO	DHMO	All Other	Total
Nine Months Ended September 30, 2006
Revenues from external customers	$28,132	$10,087	$92	$38,311
Healthcare services expense	22,786	8,658		31,444
Net investment income			140	140
Interest expense			93	93
Depreciation and amortization			509	509
Income before taxes			(58)	(58)
Income tax provision			(13)	(13)
Acquisition of fixed assets			129	129
Identifiable assets			11,151	11,151
Nine Months Ended September 30, 2005
Revenues from external customers	$25,570	$7,732	$65	$33,367
Healthcare services expense	21,003	6,617		27,620
Net investment income			70	70
Interest expense			97	97
Depreciation and amortization			196	196
Income before taxes			21	21
Income tax provision			42	42
Acquisition of fixed assets			68	68
Identifiable assets			10,792	10,792
Inter-segment revenues were not significant for the three and nine months ended September 30, 2006 and 2005.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Portions of this report, including this discussion and the information contained in the condensed notes to the consolidated financial statements contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Form 10/A filed with the SEC on November 3, 2006. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.
OVERVIEW
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of September 30, 2006, we had approximately 216,300 members in our dental and vision benefit programs with approximately 1,801 dentists participating in our networks of providers.
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
     In our markets, there has been limited growth in recent years in the number of individuals enrolled in dental benefit plans. However, there has been a shift of membership out of the more expensive dental indemnity products into the dental PPO products that offer both less expensive in-network benefits and out-of-network benefits. At the same time, members have migrated away from dental HMO products with very limited provider networks. While these dental HMO products are the least expensive, employers and members have focused their attention on the dental PPO products that offer broad provider access with the cost control associated within a contracted provider network for the in-network portion of the dental services rendered.

     In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 80% of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.
     We have experienced steady growth in membership and revenue in both the fully-insured and self-insured dental HMO product during the last five years. We attribute this growth to our broad provider network, competitive premium rates for our fully-insured business and administrative services only (“ASO”) fees for our self-insured business, and our commitment to providing outstanding customer service to all of our constituencies (employer groups, members, insurance brokers, and dentists).
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
     Many factors affect our operating results, such as our ability to: (a) accurately and consistently establish competitive premiums and ASO fees; (b) establish and maintain a competitive and efficient cost structure and; (c) design and implement plan benefit levels that are commensurate with our dental and administrative costs. Two important factors that affect our profitability are the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. With respect to market conditions, economies of scale affect our administrative overhead.
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
HIGHLIGHTS
—	We generated net loss of approximately $(117,000) in the three months ended September 30, 2006 compared to net income of approximately $500 for the three months ended September 30, 2005.

—	In July of 2006 Humana Dental provided us with written notice that it will be terminating its network lease agreement with us on October 23, 2006. Accordingly, we wrote down the remaining Humana Dental contract intangible asset.

—	Our dental and vision products grew by 27,200 members, or 14.4%, from approximately 189,100 members at December 31, 2005 to approximately 216,300 members at September 30, 2006. Our membership at September 30, 2006 includes 8,100 members from sales related to our new DentaSelect PPO offering.

—	We successfully implemented our new fully integrated dental benefits administration system in February of 2006.
COMPARISON OF RESULTS OF OPERATIONS
     The following discussion primarily deals with our results of operations for the three months ended September 30, 2006, or the 2006 quarter, the three months ended September 30, 2005, or the 2005 quarter, the nine months ended September 30, 2006, or the 2006 period, and the nine months ended September 30, 2005, or the 2005 period.
     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of	As of
	September 30,	September 30,
	2006	2006	CHANGE
Membership:
Fully-insured DHMO	138,500	137,300	0.9%
Self-insured DHMO	62,000	44,800	38.4%
Corporate, All Other	15,800	2,400	558.3%

Total membership	216,300	184,500	17.2%

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2006	2005	CHANGE
Premium revenue:
Fully-insured DHMO	$9,347	$8,964	4.3%
Self-insured DHMO	3,892	2,718	43.2%
Corporate, All Other	25	25	0.0%

Total premium revenue	13,264	11,707	13.3%

Healthcare service expense:
Fully-insured DHMO	7,810	7,561	3.3%
Self-insured DHMO	3,347	2,331	43.6%

Total healthcare service expense	11,157	9,892	12.8%

Selling, general & administrative expenses:
Corporate, All Other	2,446	1,884	29.8%

Investment income:
Corporate, All Other	56	27	107.4%

Other income:
Corporate, All Other	155	79	96.2%

Interest expense:
Corporate, All Other	(29)	(34)	-14.7%

Income tax provision:
Corporate, All Other	(39)	4	-1075.0%

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005	CHANGE
Premium revenue:
Fully-insured DHMO	$28,132	$25,570	10.0%
Self-insured DHMO	10,087	7,732	30.5%
Corporate, All Other	92	65	41.5%

Total premium revenue	38,311	33,367	14.8%

Healthcare service expense:
Fully-insured DHMO	22,786	21,003	8.5%
Self-insured DHMO	8,658	6,617	30.8%

Total healthcare service expense	31,444	27,620	13.8%

Selling, general & administrative expenses:
Corporate, All Other	7,409	5,856	26.5%

Investment income:
Corporate, All Other	140	70	100.0%

Other income:
Corporate, All Other	437	157	178.3%

Interest expense:
Corporate, All Other	(93)	(97)	-3.7%

Income tax provision:
Corporate, All Other	(13)	42	-131.0%

SUMMARY
     Net losses on redeemable common shares was $(117,000), or $(14.52) per redeemable common share, in the 2006 quarter compared to a net income of $500, or $0.06 per redeemable common share, in the 2005 quarter. Net losses on redeemable common shares was $(45,000), or $(5.52) per redeemable common share, in the 2006 period compared to a net loss of $(20,000), or $(2.41) per redeemable common share, in the 2005 period. The decrease in net income for the 2006 quarter was primarily due to an increase in the operating loss of $270,000, from an operating loss of $(68,000) in the 2005 quarter to $(338,000) in the 2006 quarter. The higher operating loss in the 2006 quarter was partially offset by a $29,000 increase in investment income, a $76,000 increase in other income and a $5,000 decrease in interest expense as compared to the 2005 quarter.
     While premium revenue less healthcare services expense for the 2006 quarter increased by $292,000 as compared to the 2005 quarter, selling, general and administrative (“SG&A”) expense for the 2006 quarter was $2,446,000, $562,000 higher than the $1,884,000 for the 2005 quarter. Approximately $128,000 of the increase in selling, general and administrative expense for the 2006 quarter was attributable to the write down of the Adenta, Inc. intangible asset associated with the Humana Dental network lease agreement that terminated in October of 2006. The remainder of the increase is primarily attributable to (1) higher salary and benefits costs; (2) higher broker commission expense and; (3) higher professional services expense.
     The $25,000 increase in the net loss for the 2006 period is the result of an operating loss increase of $432,000 that was offset by a $70,000 increase in investment income and a $280,000 increase in other income as compared to the 2005 period. While premium revenue less healthcare services expense for the 2006 period increased by $1,121,000 as compared to the 2005 period, SG&A expense for the 2006 period was $7,409,000, $1,553,000 higher than the $5,856,000 for the 2005 period due to: (1) increased salary and benefits costs; (2) increased broker commission expense; (3) increased professional services expense and; (4) increased depreciation and amortization expense. The increase in other income during the 2006 period is due to an increase in dental PPO administrative fees of approximately $117,000, vision administrative fees of approximately $52,000, and network lease revenue of approximately $100,000.
MEMBERSHIP
     Our fully-insured dental HMO membership increased approximately 1,200 members, or 0.9%, from September 30, 2005 to September 30, 2006. This membership increase is attributable to new fully insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately 10,400 members, offset by the a reduction in 9,200 Adenta members that either transferred to our dental PPO product or to another dental carrier.
     Our self-insured dental HMO membership increased by approximately 17,200 members, or 38.4%, from approximately 44,800 members on September 30, 2005 to approximately 62,000 members on September 30, 2006 as a result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.
     Dental indemnity membership increased 54.2%, to approximately 3,700 members as of September 30, 2006 from approximately 2,400 members on September 30, 2005. These dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer out-of-area dental indemnity coverage has allowed us to sell new employer groups with out-of-area employees. At September 30, 2006, there were approximately 8,100 members in the fully-insured dental PPO product, most of which had converted from the Adenta dental product. Additionally, on September 30, 2006 we had approximately 4,500 members in the fully-insured Vision Care Plus product. The dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.
REVENUE
     Fully-insured dental HMO premium revenue for the 2006 quarter increased approximately $383,000, or 4.3%, compared to the 2005 quarter. Approximately $670,000 of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $197,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $485,000, from approximately $508,000 in the 2005 quarter to approximately $23,000 in the 2006 quarter as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Fully-insured dental HMO premium revenue for the 2006 period increased approximately $2.6 million, or 10.0%, compared to the 2005 period. Approximately $2.1 million of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $800,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $300,000, from approximately $700,000 in the 2005 period to approximately $400,000 in the 2006 period, as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Total self-insured revenue for the 2006 quarter increased approximately $1.2 million, or 43.2%, compared to the 2005 quarter. This increase is attributable to the 38.4% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2006. Total self-insured revenue for the 2006 period increased approximately $2.4 million, or 30.5%, compared to the 2005 period. This increase is also attributable to the 38.4% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2006. The self-insured segment revenue has two components:
     Self-Insured Claim Revenue - Self-insured claim revenue for the 2006 quarter increased approximately $1.1 million, or 43.0%, compared to the 2005 quarter. Self-insured claim revenue for the 2006 period increased approximately $2.2 million, or 30.5%, compared to the 2005 period. Both of these increases are due to increased self-insured dental HMO membership along with a fee schedule increase implemented in 2006.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2006 quarter increased approximately $63,000, or 46.7%, compared to the 2005 quarter. Self-insured ASO fees for the 2006 period increased approximately $123,000, or 30.3%, compared to the 2005 period. This increase is primarily attributable to the 38.4% increase in self-insured HMO membership and is also attributable to a slight increase in average ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.
     Corporate, all other premium revenue is derived from our fully-insured dental indemnity product. The dental indemnity product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our administrative costs, brokers commissions, and profit. These dental indemnity administrative fees were approximately $25,000 in both the 2006 quarter and the 2005 quarter. These dental indemnity administrative fees in the 2006 period increased by approximately $27,000, or 41.5%, compared to the 2005 period. This significant growth is the result of new employer customers with out-of-area employees contracting with us given we now have a dental indemnity product for these employees.
HEALTHCARE SERVICE EXPENSES
     Fully-insured healthcare services expense for the 2006 quarter increased approximately $249,000, or 3.3%, compared to the 2005 quarter. Fully-insured healthcare services expense for the 2006 period increased approximately $1.8 million, or 8.5%, compared to the 2005 period. This increase is attributable to both the 0.9% increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Also, the addition of DCP dental HMO membership with a higher per member per month claims cost and the transfer of Adenta membership with a lower per member per month claims cost contributed to this increase. Dental member utilization remained relatively constant between the 2006 period and the 2005 period. The fully-insured healthcare services expense attributable to the Adenta, Inc. membership was approximately $16,000 and $358,000 for the 2006 and 2005 quarters, respectively.
     Self-insured healthcare services expense for the 2006 quarter increased approximately $1.0 million, or 43.6%, compared to the 2005 quarter. Self-insured healthcare services expense for the 2006 period increased approximately $2.0 million, or 30.8%, compared to the 2005 period. These increases are attributable to both the 38.4% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Also the addition of a large self insured employer group effective July 1, 2006 resulted in a greater increase for the 2006 quarter compared to the 2005 quarter than for the 2006 period compared to the 2005 period. Dental member utilization remained relatively constant between the 2006 period and the 2005 period.
     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Consolidated selling, general and administrative, or SG&A, expenses for the 2006 quarter increased approximately $562,000, or 29.8%, compared to the 2005 quarter. For the 2006 period, consolidated SG&A expenses increased approximately $1.6 million, or 26.5%, compared to the 2005 period. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 18.4% for the 2006 quarter, increasing 230 basis points from the 2005 quarter ratio of 16.1%. For the 2006 period, the SG&A expense ratio was 19.3%, increasing 170 basis points when compared to the 2005 period of 17.6%. These SG&A expense increases are primarily attributable to: (1) salaries and benefits increases due to the addition of sales and marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets and the addition of finance staff to support our expanded activities; (2) broker commission expense increases due to the increases in membership and the higher prevailing commission rates in the Kentucky markets and; (3) professional services expense increases including accounting fees, legal fees, and other professional consulting fees.

     Depreciation and amortization expense for the 2006 quarter increased approximately $177,000, or 262.2%, compared to the 2005 quarter. For the 2006 period, depreciation and amortization totaled $509,000 compared to $196,000 for the 2005 period, an increase of $313,000 or 160.0%. These increases were due primarily to the amortization of the identifiable assets acquired in the acquisition of Adenta, the write down intangible asset associated with the Adenta network lease contract with Humana Dental, and depreciation associated with our computer system that was placed in service in February of 2006.
INVESTMENT INCOME
     Investment income for the 2006 quarter increased approximately $29,000, or 107.4%, compared to the 2005 quarter. For the 2006 period, investment income was approximately $140,000, increasing $70,000, or 100.0%, compared to $70,000 for the 2005 period. These increases are primarily attributable to an increase in the amount invested in short-term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2006 period compared to the 2005 period. An increase in prevailing interest rates also contributed to this increase.
OTHER INCOME
     Other income for the 2006 quarter increased approximately $76,000, or 96.2%, compared to the 2005 quarter. For the 2006 period, other income was $437,000, an increase of $280,000, or 178.3%, compared to the 2005 period. These increases for the 2006 quarter and the 2006 period were primarily due to the administrative fees we earned associated with the DentaSelect dental PPO product and the Vision Care Plus vision product, both of which were introduced in July of 2005. Dental provider network leasing revenue also increased primarily due to the revenue associated with the leasing of Adenta provider network acquired in June of 2005. Other revenue also includes rental revenue earned from leasing a portion of the office building owned by our subsidiary Dental Care Plus.
INTEREST EXPENSE
     Interest expense for the 2006 quarter was approximately $29,000, a decrease of approximately $5,000, or 14.7% from the 2005 quarter. For the 2006 period, interest expense was approximately $93,000, a decrease of approximately $4,000, or 4.1%, compared to the 2005 period. The decrease for the 2006 period is primarily attributable to a decrease in the amount of obligation outstanding during the 2006 period, offset by an increase in the prevailing interest rates associated with our variable rate contractual obligations.
INCOME TAXES
     Due to the variability of our earnings, we calculated our provisions for federal, state and local income taxes at the end of each quarter in lieu of using an estimated annual effective tax rate. Our estimated income tax benefit for the 2006 quarter was approximately $(48,000) with an effective tax rate of approximately 30.7%. After including a tax charge of approximately $9,000 related to 2005, our income tax benefit for the 2006 quarter was approximately $(39,000). Our estimated income tax provision for the 2005 quarter was approximately $2,400 with an effective tax rate of 59.6%. This effective tax rate was higher than usual due to a permanent tax difference incurred in the quarter. After including a tax charge related to 2004 of approximately $1,200, our income tax provision for the 2005 quarter was approximately $3,600.
     For the 2006 period, our estimated income tax benefit was approximately $(22,000) with an effective tax rate of approximately 37.5%. The effective tax rate for the 2006 period reflects the favorable impact of state and local tax credits at the parent company. After including a tax charge of approximately $9,000 related to 2005, our income tax benefit for the 2006 period was approximately $(13,000). The estimated income tax provision for the 2005 period was approximately $10,000 with an effective tax rate of approximately 46.0%. After including a tax charge of approximately $32,000 for a discreet item related to 2004, the total provision for the 2005 period was approximately $42,000.
LIQUIDITY AND CAPITAL RESOURCES AND CHANGES IN FINANCIAL CONDITION
     Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively affected during a period of shrinking enrollment. We have recently been experiencing improving operating cash flows associated with growth in both fully-insured and self-insured dental HMO enrollment.
     Cash decreased approximately $1.2 million, or 21.2%, for the 2006 period to approximately $4.4 million from $5.6 million as of December 31, 2005. The change in cash for the 2006 and 2005 periods is summarized as follows (in thousands):

	Nine months	Nine months
	ended	ended
	September 30, 2006	September 30, 2005
Net cash provided by (used in) operating activities	$(509)	$567
Net cash used in investing activities	(254)	(285)
Net cash used in financing activities	(433)	(294)

Decrease in cash	$(1,196)	$(12)

CASH FLOW FROM OPERATING ACTIVITIES
     In the 2006 period, approximately $509,000 of cash was used in operating activities. Non-cash depreciation and amortization expense was approximately $509,000 in the 2006 period compared to approximately $196,000 in the 2005 period. This increase is primarily associated with the amortization of the Adenta intangible assets acquired in June of 2005 and the impairment of the Adenta intangible asset associated with the Humana Dental network lease contract. In addition, approximately $254,000 of cash was used related to income taxes.
     For the 2006 period, accounts receivable increased by approximately $141,000 due to an increase in monthly billings compared to the 2005 period and delays in receiving premium payments from certain customers. This increase in accounts receivable represents a temporary increase. Our claims payable liability decreased by approximately $819,000 in the 2006 period, from $3.26 million at December 31, 2005 to $2.44 million at September 30, 2006. This decrease is primarily due to decrease in reported claims in process at September 30, 2006 compared to December 31, 2005, along with a $300,000 board-approved payment to our Dental Care Plus participating providers in respect of claim amounts withheld in 2004 and 2005. The increase in our unearned premium liability of approximately $181,000 is also associated with an increase in monthly billings along with the earlier payment of premiums by employer groups in September of 2006 compared to December of 2005. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2005 period.
CASH FLOW FROM INVESTING ACTIVITIES
     In the nine months ended September 30, 2006, we invested approximately $129,000 in building improvements and computer equipment. We also made a final payment to the former Adenta, Inc. shareholders of $25,000. In addition, twelve of the FDIC insured certificates of deposit matured and the proceeds were reinvested. We also added one additional $100,000 certificate of deposit to our investment portfolio.
CASH FLOW FROM FINANCING ACTIVITIES
     In the nine months ended September 30, 2006, we made the scheduled principal payments of $90,000 related to our office building mortgage, approximately $147,000 related to our capital lease financing for our new dental administration system, and approximately $71,000 related to our Adenta note payable. We also repurchased and retired three Class A redeemable common shares and 267 Class B Redeemable Common Shares during this period for approximately $124,000. These transactions resulted in our net cash used in financing activities of approximately $433,000 for the nine months ended September 30, 2006.
PROVIDER WITHHOLD FUNDS
     In most cases, the fees of our participating providers for covered dental services under the dental HMO are subject to a 10% withhold by us. Accordingly, our dental HMO network providers are paid 90% of the agreed fees for covered services as set forth on the applicable fee schedule. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes that any amounts withheld shall be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid by the Board. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

     In the 2006 period, we paid $300,000 to participating providers that was authorized by the Board in December of 2005. In the 2005 period, we paid $310,354 to participating providers that was authorized by the Board in June of 2005.
FINANCIAL CONDITION
     Our consolidated cash and short-term investments were approximately $5.8 million at September 30, 2006. Our consolidated cash and short-term investments decreased by approximately $1.4 million from approximately $7.2 million as of December 31, 2005. Based on total expenses for the nine months ended September 30, 2006, we estimate that we had approximately 41 days of cash and short-term investments on hand at September 30, 2006.
     This decrease in cash and short-term investments from December 31, 2005 to September 30, 2006 is primarily due to the $509,000 of cash used in operating activities, the $254,000 of cash used in investing activities and the $433,000 of cash used in financing activities discussed above along with a shift of approximately $200,000 in FDIC insured certificate of deposit investment from short term investments to long-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2006.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 8.25% as of September 30, 2006. No amounts have been drawn on this credit line through September 30, 2006.
     Together, our premium revenues, cash, short term investments and working capital line of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable common share redemptions, we repurchased approximately $124,000 of redeemable common shares in the nine months ended September 30, 2006. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
     Market risk is the risk that we will incur investment losses or increased interest expense due to adverse changes in market rates and prices. Our market risk exposures are substantially related to our investment portfolio and the impact of interest rate changes on these securities. In addition, interest rate changes can affect future interest expense for debt obligations that have a variable rate of interest associated with them.
     At September 30, 2006 and December 31, 2005, our investment portfolio consisted solely of FDIC-insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,135 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,117 increase in fair value. While the certificates of deposit with a cost of $1,900,000 at September 30, 2006 and $1,800,000 at December 31, 2005 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.
     At September 30, 2006 and December 31, 2005, we had a mortgage note with a bank with an outstanding principal balance of $1,410,000 and $1,500,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.
     At September 30, 2006 and December 31, 2005, we had an outstanding note payable with a bank related to the acquisition of Adenta in the amount of approximately $79,000 and $150,000, respectively, with a variable rate based on

LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease the Company’s annual pre-tax earnings by $1,504.
     There have been no material changes in our exposures to market risk for the period ended September 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

PART II. OTHER INFORMATION
     ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
     ITEM 1A. RISK FACTORS
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Registration Statement on Form 10A filed on May 1, 2006, as amended pursuant to Amendment No. 1 to Form 10 filed on August 11, 2006, Amendment No. 2 to Form 10 filed on October 3, 2006 and Amendment No. 3 to Form 10 filed on November 9, 2006.
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There were no sales of unregistered equity securities during the quarter for which this report is filed.
     We repurchased and retired 3 Class A Redeemable Common Shares and 267 Class B Redeemable Common Shares during the three months ended September 30, as follows:

				Total Number
				of Shares
				Purchased as	Maximum
				Part of a	Number of Shares
				Publicly	that May Yet Be
	Total Class A	Total Class B	Average price	Announced	Purchased Under
	shares	shares	paid	Plans or	the Plans or
Period	purchased	purchased	per share	Programs	Programs
July 1 – July 31, 2006	0	0	N/A	0	N/A
August 1 – August 31, 2006	0	12 (a)	$453.93	0	N/A
September 1 – September 30, 2006	1 (a)	11 (a)	$432.81	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
               None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None.

ITEM 5.	OTHER INFORMATION
               None

ITEM 6.	EXHIBITS
              Exhibits
31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned therein to duly authorized.

DCP HOLDING COMPANY

November 14, 2006	By:	/s/ Robert C. Hodgkins, Jr.

Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002