Form 10-K
period 2006-12-31
DCP Holding CO
filed 2007-03-30
CIK 1361025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For this fiscal year ended December 31, 2006

Commission file number: 000-51954

DCP HOLDING COMPANY
(Exact name of Registrant as specified in its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	20-1291244 (IRS Employer Identification No.)

100 Crowne Point Place Sharonville, Ohio (Address of Principal Executive Office)	45241 (Zip Code)

Registrant’s telephone number, including area code:
(513) 554-1100

Securities to be registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which
to be so Registered	Each Class is to be Registered

NOT APPLICABLE	NOT APPLICABLE

Securities to be registered pursuant to section 12(g) of the act:

Class A Redeemable Common Shares, no par value
Class B Redeemable Common Shares, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐      NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2006, the aggregate market value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $4.3 million. The market value of a Redeemable Common Share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2006, the number of Class A and Class B Redeemable Common Shares outstanding was 683 and 7,411, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 30, 2007 was 681 and 7,494, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2007, into Part III, Items 10, 11, 12, 13 and 14

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Item 1. Business” and “Item 2. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or other similar expressions.

These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control, and those items contained in the section entitled “Item 1A. Risk Factors.” Given these risks and uncertainties, you should not place undue reliance on the forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this registration statement.

PART I

ITEM 1.	BUSINESS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group, or DCPG, offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services. As of December 31, 2006, we had approximately 212,200 members in our dental benefits programs with approximately 1,832 dentists participating in our two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition we had approximately 4,500 members in our vision benefit programs. We market our products through a network of independent brokers.

DCP Holding Company is the parent holding company of DCPG, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by approximately 681 dentists who participate in our Dental Care Plus plans.

Dental Care Plus, which accounts for approximately 99% of our consolidated revenues, was established in 1986 as a provider-owned, specialty health insuring corporation licensed in the State of Ohio. On July 2, 2004, shareholder ownership of Dental Care Plus was reorganized into ownership of DCP Holding Company. As a result of the reorganization, which was implemented through a shareholder approved merger, each issued and outstanding common share of Dental Care Plus was converted into one Class A Redeemable Common Share and one Class B Redeemable Common Share of DCP Holding Company. On August 31, 2005, we issued ten additional Class B Redeemable Common Shares to each of our shareholders in the form of a stock dividend.

The reorganization of Dental Care Plus into the Dental Care Plus Group was part of management’s strategic plan to create a corporate structure that would facilitate continued growth of existing businesses while at the same time providing management with greater flexibility to make acquisitions of related businesses and obtain growth capital. The reorganization was also designed to provide more liquidity opportunity to our holders of common shares.

Business Segments

We manage our business with three segments, fully-insured dental HMO, self-insured dental HMO, and corporate, all other. Corporate, all other consists primarily of three product lines: DentaSelect PPO, DentaPremier indemnity, and Vision Care Plus PPO. We have identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures About Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of our fully-insured and self-insured HMO segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate selling, general and administrative expenses, investment and other income, interest expense, or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets.

On June 2, 2005, we acquired Adenta, a network-based discount dental company via a merger pursuant to which DCP Acquisition Corp., a wholly-owned subsidiary of DCP Holding Company, was merged with and into Adenta. DCP Acquisition Corp. was formed for the sole purpose of effecting the merger. Adenta was acquired for a purchase price of $250,000 plus the assumption of $241,985 in debt. Adenta was previously owned by its dental provider shareholders.

Through 2006 Adenta marketed its discount plan in the Louisville and Lexington, Kentucky areas. Adenta is not a risk-bearing dental insurance company. All underwriting risk is assumed by the dentists who participate in Adenta’s provider network. We acquired Adenta in order to obtain approximately 10,000 members and a provider network of approximately 500 dentists. Certain aspects of the Adenta acquisition are more fully described in Note 2 to the consolidated financial statements included in Item 8. — Financial Statements and Supplementary Data. Of the 10,000 acquired Adenta members, no members continue to be Adenta members and approximately 5,600 have been transitioned to either our dental HMO or PPO product. The rest elected not to renew their Adenta plan or transition to another one of our products.

Managed Dental Benefits Market

According to the National Association of Dental Plans (“NADP”), in 2005 approximately 10.3 million persons residing in Ohio, Kentucky and Indiana were covered by some form of dental benefit through employer-sponsored group plans or other group or individual plans. This represents approximately 45% of the population of these states. This enrollment level represents an increase of approximately 2% from the estimated 2004 enrollment level in these states.

The following table shows the estimated 2005 and 2004 dental enrollment statistics for Ohio and Kentucky, the two states where we have group dental business:

	Ohio
	Estimated		Estimated		%
	2005	% of	2004	% of	Change
	Enrollment	Total	Enrollment	Total	2004 to 2005

Dental HMO	836,722	14%	518,387	9%	61%
Dental PPO	3,213,765	54%	3,216,847	55%	0%
Dental Indemnity	1,626,576	27%	1,592,896	27%	2%
Discount Dental	232,385	4%	485,400	8%	(52)%
Direct Reimbursement	32,865	1%	—	0%

Total Dental	5,942,313	100%	5,813,530	100%	2%

	Kentucky
	Estimated		Estimated		%
	2005	% of	2004	% of	Change
	Enrollment	Total	Enrollment	Total	2004 to 2005

Dental HMO	320,401	17%	238,814	13%	34%
Dental PPO	835,910	44%	922,537	50%	(9)%
Dental Indemnity	597,295	32%	493,990	27%	21%
Discount Dental	125,000	7%	175,620	10%	(29)%
Direct Reimbursement	—	0%	—	0%

Total Dental	1,878,606	100%	1,830,961	100%	3%

Source: NADP & Delta Dental Association

The NADP data indicates that the dental PPO portion of the total enrollment in Ohio was 54% in 2005 compared to 55% in 2004 and in Kentucky was 44% in 2005 compared to 50% in 2004. Dental HMO enrollment increased to 14% of total dental enrollment in Ohio in 2005 compared to 9% in 2004, and increased in Kentucky from 13% in 2004 to 17% in 2005. Discount dental enrollment in Ohio decreased in Ohio from 8% in 2004 to 4% in 2005, and decreased in Kentucky from 10% in 2004 to 7% in 2005.

Over 99% of our total revenues are derived from dental HMO products. Total dental HMO enrollment increased in Ohio and Kentucky in 2005 compared to 2004, primarily due to the increase in Medicaid managed care dental programs. Our enrollment increased 13% in 2005 compared to 2004 and 15% in 2006 compared to 2005.

In Ohio, where we maintain the majority of our dental plan membership, the NADP estimated that in 2005 dental HMO enrollment was approximately 837,000 members, or 7% of the population, dental PPO enrollment was approximately 3.2 million members, or 28% of the population, and dental indemnity enrollment was approximately 1.6 million members, or 14% of the population.

In Kentucky, the NADP estimated that in 2005 dental HMO enrollment was approximately 320,000 members, or 8% of the population, dental PPO enrollment was approximately 836,000 members, or 20% of the population, and dental indemnity enrollment was approximately 597,000 members, or 14% of the population.

In Indiana, the NADP estimated that in 2005 dental HMO enrollment was approximately 110,000 members, or 2% of the population, dental PPO enrollment was approximately 1.6 million members, or 25% of the population, and dental indemnity enrollment was approximately 439,000 members, or 7% of the population.

Our Products

The following table presents our product membership, premiums and administrative services only, or ASO, fees in our respective business segments for the year ended December 31, 2006:

							Percent
						Total	of Total
						Premium	Premium
	Membership	Premiums		ASO Fees		Revenue	Revenue
		(Dollars in thousands)

Fully-Insured Dental HMO	137,100	$37,658		$—		$37,658	73.0%
Self-Insured Dental HMO	62,500	12,754	(1)	731	(2)	13,485	26.1%
Other Products	17,100	52		392		444	0.9%

Total	216,700	$50,464		$1,123		$51,587	100.0%

(1)	Self-insured dental HMO premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are incurred.

(2)	Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and process and pay claims. ASO fees are recognized as revenue when they are earned.

Our products primarily consist of dental HMO, PPO and indemnity plans, with dental HMO products constituting 99% of our total revenues. All of our products are marketed to employer groups. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic market. Our objective is to offer our dental HMO products in all markets we serve, in both fully-insured or self-insured forms. Similar to our competitors’ dental PPO products, our dental HMO products provide members with access to a broad provider network.

We currently market our dental HMO plans to employers in the following counties: (i) Adams, Brown, Butler, Clark, Clermont, Clinton, Darke, Fayette, Greene, Hamilton, Highland, Miami, Montgomery, Preble and Warren in Ohio and (ii) Anderson, Bath, Boone, Bourbon, Bracken, Bullitt, Campbell, Carroll, Clark, Fayette, Fleming, Franklin, Gallatin, Garrard, Grant, Hardin, Harrison, Henry, Jefferson, Jessamine, Kenton, Lewis, Madison, Mason, Meade, Mercer, Montgomery, Nelson, Nicholas, Oldham, Owen, Pendleton, Robertson, Scott, Shelby, Spencer, Trimble and Woodford in Kentucky. The Indiana Department of Insurance has also qualified Dental Care Plus as a limited service dental HMO in the following ten counties in Southeastern Indiana: Decatur, Dearborn, Fayette, Franklin, Jefferson, Jennings, Ripley, Switzerland, Ohio and Union. We have not yet begun to actively market our dental HMO plans in these Indiana counties, but expect to do so in the near future.

In general, our other, non-HMO products are offered in all counties in Ohio, Kentucky and Indiana. We do not, however, offer our PPO product in the eight county area Dental Care Plus has been serving since 1986. This area, which we refer to as our original eight county service area, includes Butler, Clermont, Hamilton and Warren counties in Ohio, and Boone, Campbell, Kenton and Pendleton counties in Kentucky.

In the markets outside of our original eight county service area, including Dayton/Springfield, Ohio and Louisville and Lexington, Kentucky, our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of HMO, PPO and indemnity options, with various employer contribution strategies as determined by the employer.

Individuals become subscribers of our dental plans through their employers. Qualified family members of these subscribers become members through such individuals. Employers pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Fully-Insured Dental HMO

Our fully-insured dental HMO products segment includes our Dental Care Plus dental HMO plan and our Adenta discount claims pool product.

Under our dental HMO plan, premiums are paid to Dental Care Plus by the employer, and members receive access to our dentist network in their region. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO. Covered dental services are segmented into three categories: preventative, basic and major services, typically covered at 100%, 80% and 50%, respectively. In most cases, each member has a $1,000 annual maximum benefit and a $1,000 lifetime orthodontia maximum benefit.

Under our Adenta claims pool product, employer groups and individuals are charged a monthly premium for dental coverage and participating dentists submit dental claims to an independent third party administrator (“TPA”), pursuant to a contracted fee schedule. We bear no underwriting risk, all of which is assumed by the Adenta network providers.

For the year ended December 31, 2006, fully-insured dental HMO premiums totaled approximately $37.7 million, or 73% of our total premiums and ASO fees.

Self-insured Dental HMO

Our self-insured dental HMO segment includes only our ASO product, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims according to our fee schedule. We receive fees to provide administrative services that generally include the processing of claims, offering access to our provider networks, and responding to customer service inquiries from members of these plans. This product is offered only to larger employer groups that have the financial resources to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing substantially all of the cost of dental benefits. Self-insured employers may purchase stop loss insurance coverage from third-party carriers to limit aggregate annual costs. For the year ended December 31, 2006, self-insured ASO fees totaled approximately $13.5 million, or 26% of our total premiums and ASO fees.

Corporate, All Other

We offer dental PPO, dental indemnity and vision PPO benefit plans that are underwritten by third-party insurance carriers. Our subsidiary, Insurance Associates, is an insurance agency licensed in Ohio and Kentucky that markets our dental PPO and vision benefit products. Insurance Associates earns commissions and administrative fees based on members enrolled in the dental PPO and vision benefit plans. Our dental indemnity product, DentaPremier, is marketed by our internal sales staff and local insurance brokers. Our dental PPO, dental indemnity and vision benefit product lines collectively aggregated approximately $444,000 in premiums and ASO fees, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2006. As of September of 2006, we began offering dental PPO underwritten by Dental Care Plus, Inc. in Kentucky only.

DentaSelect — Our dental PPO product, DentaSelect, was introduced in 2005 and is administered by an independent TPA. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Premiums are paid to a third-party insurance carrier. The DentaSelect PPO also is similar to traditional health insurance because it provides a member with more freedom to choose a dentist. Members are encouraged, through financial incentives, to use participating dentists who have contracted with us to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

DentaPremier — Since 2003, we have been offering DentaPremier, a dental indemnity product, to the out of area members of employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans. We introduced this plan because many Ohio, Kentucky and Indiana employer groups have employees in other states performing sales or service functions. DentaPremier is a traditional dental indemnity plan that allows members to use any dentist they wish. Employers and their participating employees typically share the cost of premiums in various contribution proportions. As with our dental HMO products, members are responsible for paying standard deductible amounts and coinsurance percentages. Dental Care Plus entered into a contract with a third-party insurance carrier to underwrite this plan. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO products.

Vision Care Plus — Our vision benefit PPO product, Vision Care Plus, is underwritten and administered by an independent TPA. Members can access both network and out-of-network vision care providers and are subject to fixed co-payments and benefit limits. Premium cost is typically shared by employers and their participating employees in various contribution proportions. We began offering Vision Care Plus in 2005 to Dental Care Plus employer groups whose existing contracts are up for renewal as well as to new employer groups.

Seasonality of Dental Service Utilization

Based on our healthcare service expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare service expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern that has caused our quarterly healthcare services expense to be highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	Healthcare Service Expense
	2006		2005
	$000’s	$PMPM	$000’s	$PMPM

First Quarter	10,543	18.85	8,804	18.33
Second Quarter	9,744	17.59	8,924	16.99
Third Quarter	11,157	17.95	9,892	17.49
Fourth Quarter	9,682	16.30	8,270	15.91

Claims are higher in the first quarter because almost all of our employer-sponsored plan years commence on January 1. The third quarter increase is primarily due to the high level of dental services used in August by families prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year.

Business Strategy

Our objective is to become one of the largest providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer group customers, acquiring other similar dental plans, adding more participating dentists to our HMO provider networks and increasing our product offerings. We intend to further develop the use of dental indemnity and PPO products as a means to grow membership sufficient to support the addition of more provider relations staff to recruit dentists into our dental HMO provider network because we believe the dental HMO products marketed by Dental Care Plus represent our best competitive advantage.

Our Dental Care Plus HMO plans offer both the broad provider access ordinarily attributed to a dental PPO and the utilization review and cost control features of a dental HMO. The combination of a large provider network, competitive pricing and renewal practices, and an emphasis on outstanding customer service have allowed us to effectively compete with dental PPOs. Because we are primarily owned by dentists who participate in our Dental Care Plus plans and our dentists are reimbursed on a fee-for-service basis, we often have a competitive advantage in recruiting and retaining dentists for our network.

Membership Retention — Employers generally contract with our dental HMO plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a retention rate of approximately 96.0% in 2006, compared to retention rates of 98.5% and 95.5% in 2005 and 2004, respectively.

Group Billing and Collection — We dedicate significant resources to achieving prompt and accurate billing for premiums, claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service — We provide customer service to employer group administrators, members, and dentists. Customer service representatives respond promptly to employer and member inquiries regarding member identification cards and benefit determinations and provider staff inquiries regarding eligibility, benefit verification and claims payments. We strive to answer questions in one phone call. We monitor key customer service statistics such as average call time and total complaint resolution time in order to maintain positive customer relationships with all constituencies.

Information Technology — In February 2006, our new dental plan administration system became fully operational. This system allows us to easily adapt to benefit changes sought by employer groups and allows for increased efficiencies and costs savings in the functional areas of group marketing, enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, electronic group billing, and automated cash application. In addition, with the new system we expect an increase in the percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

We lease our dental plan administration system equipment under a master equipment lease with The Fifth Third Leasing Company dated October 1, 2004. The lease term with respect to equipment commenced on January 31, 2005 and expires January 31, 2008. Under this lease, we are obligated to pay the bank $4,443 per month. At the end of the lease term, we have the option of either purchasing or returning the equipment. The equipment must be purchased at its fair market value, defined as the amount agreed upon between us and the lessor, or, if not so agreed, the amount determined by an independent appraiser. We also lease our dental plan administration software under the master equipment lease. The lease term with respect to software commenced on January 31, 2005 and expires January 31, 2009. Under this lease, we are obligated to pay the bank $19,351 per month. At the end of the lease, we retain use of the software and will pay monthly maintenance fees directly to the software vendor. Due to delays in implementing the dental plan administration system in order to minimize disruption of operations, $331,000 was escrowed in 2005 and was paid to our software vendor upon completion of the project in February 2006.

Dentist Networks

We maintain two separate dental networks: our fee-for-service network, comprised of dentists who have contracted with Dental Care Plus or Adenta, and our discount claims pool program network, comprised of a subset of dentists who have contracted with Adenta and who participate in our Adenta discount claims pool plan. As of December 31, 2006, we had provider contracts with approximately 1,832 dentists. Of these participating dentists, approximately 952 dentists are located in Ohio, 851 dentists are located in Kentucky, and 29 dentists are located in Indiana. Only participating dentists who were in our original eight county area may hold Class A Redeemable Common Shares of the Company, which are the only voting shares in the Company. Of the 1,852 participating dentists, 681 are shareholders who each own one Class A voting Redeemable Common Share. Most of these 681 shareholders also own 11 or more Class B non-voting Redeemable Common Shares. There are also 15 shareholders who are retired dentists, each of whom owns 12 Class B non-voting Redeemable Common Shares.

With the acquisition of Adenta in June of 2005, we obtained contractual relationships with approximately 500 dentist providers in the Louisville and Lexington, Kentucky markets. As of the date of this registration statement, none of the Adenta dentists owns any of the Company’s common shares.

We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we work to recruit specific dentists to which their employees desire to have access in our provider network.

Before a dentist can become a participating provider, we engage in extensive due diligence on the dentist’s professional licenses, training and experience, and malpractice history. The dentist must also be recommended by our Credentialing Committee consisting of five experienced dentists who are members of our Board of Directors.

Our provider contracts require that participating dentists participate in periodic fee surveys for the purpose of establishing our fee schedule, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to participate in the peer review program of their state dental association, to maintain a license to practice dentistry in their state of practice in good standing, to maintain professional liability insurance coverage in amounts determined by our Board, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and may be automatically renewed for successive one year periods unless a written termination notice is given by either party on 90 days notice.

Participating dentists are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on a maximum allowable fee schedule we have developed or the actual fee charged by the dentist, whichever is less. In the case of our dental HMO, reimbursements to dentists are subject to a percentage withhold of the amount otherwise payable to the dentist. At the end of each fiscal year, our Board evaluates the performance of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines the amount of the withhold that should be paid to dentists, if any. If we have met our capital and surplus requirements as prescribed by the Ohio Department of Insurance (see “Regulation” below) and have the necessary funding to support our strategic objectives, the Board will generally authorize a provider withhold payment out of excess capital.

Our networks are important to the success of our dental HMO plans and our PPO plan. We have a dedicated provider relations department that communicates with network dentists and performs periodic credentialing and re-credentialing of each participating dentist.

We provide access to our Dental Care Plus provider network for a fee to a select group of self-insured employer groups represented by independent TPAs in Southwestern Ohio and Northern Kentucky. Each TPA pays Dental Care Plus a network access fee on behalf of the self-insured employer group based on the number of employees using the network. The self-insured employer group members gain access to the Dental Care Plus provider network, and the TPA pays the provider claims in accordance with the Dental Care Plus fee schedule. The network providers have consented to this arrangement in their provider contracts.

In addition, we provided access to the fee-for-service Adenta provider network in Central Kentucky for a fee to Humana Dental in 2006. On July 25, 2006, Humana Dental provided the Company with written notice of termination of this network lease agreement effective October 23, 2006.

Employees

In 2006, we employed a total of 46 employees, of which 13 were sales personnel, 13 were customer service personnel, and 20 were administrative personnel. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are satisfactory.

Sales and Marketing

We market our dental plans primarily to employers through 157 independent insurance brokers located in Southwestern Ohio, Dayton, Ohio, Northern Kentucky, and Central Kentucky. Approximately 97% of our

membership comes from the efforts of these independent insurance brokers. One independent broker sourced approximately 41% of our business in 2006. Two other brokers sourced a substantial portion of our business, accounting for approximately 9% and 7% of our business in 2006.

Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other bases. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

Utilization Control and Quality Assurance Policies

Utilization control and quality assurance policies are essential to our success. Our reimbursement structure limits the frequency of various procedures in order to control utilization of dental care by members of our fully-insured and self-insured dental HMO plans.

Each dentist in our networks is obligated to adhere to our utilization review program. Non-compliance or continued deviations from the utilization review program will result in sanctions against a dentist. Such sanctions may include probation, suspension or expulsion as a participating dentist, and may also affect the dentist’s ability to receive compensation from the plan for services provided to subscribers. We believe that a stringent utilization review program is necessary to provide adequate cost containment.

Our Board of Directors appoints a committee of dentists to ensure that the utilization review program is met and continually upgraded as appropriate. The Utilization Review/Quality Assurance Committee (“UR/QA Committee”) is charged with reviewing service patterns of providers and requests for pretreatment estimates that do not clearly meet appropriate standards. Individual treatments and treatment plans are required to be submitted for pretreatment estimates if the fees will be $400 or greater. If a participating dentist begins treatment without submitting a pretreatment estimates, the UR/QA Committee may recommend to the Credentials Committee (described below) that Dental Care Plus reduce its coverage level of payment for the services. The participating dentist cannot recoup any loss of fees from the subscriber. When a previously estimated treatment plan is altered, the participating dentist or the member may petition the UR/QA Committee to review and rule on the alteration.

The UR/QA Committee is also charged with retrospective review of all covered services provided by a dentist to determine whether the frequency and nature of the services are in compliance with standards adopted by the UR/QA Committee. The UR/QA Committee may recommend that the participating agreement of a dentist who is not in compliance with these standards be terminated, suspended or not renewed, or that benefits paid to the provider for particular services rendered by him or her be reduced.

Credentialing

The Credentialing Committee, which is comprised of dentists and is appointed by our Board of Directors, has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state department of insurance or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Credentials Committee is also charged in part with ensuring that all participating dentists maintain good standing with regulatory agencies. The recommendations of the Credentials Committee are forwarded to our Board of Directors for consideration. Any decision of the Board of Directors, whether relating to payment/coverage disputes or sanctions, is final.

Risk Management

Through the use of internally-developed underwriting criteria, we determine the risk we are willing to assume and the amount of premium to charge for our dental benefit products. Employer groups must meet our underwriting standards in order to qualify to contract with us for coverage.

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. A significant portion of the employers who offer our plans are in the education, government and health care industries. Concentration of business in these industries insulates us from membership decreases that competitors may face if the economy were to enter into a sluggish or recessionary period.

We primarily compete with full-line dental only plans, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop.

Our major competitors are Delta Dental of Ohio and Delta Dental of Kentucky. These competitors operate as HMOs and PPOs in which members receive certain benefit incentives to receive services from network dentists. PPO members may also use non-network dentists, but at reduced benefit levels.

Additional competitors include national insurance companies such as Guardian, Met Life, Humana and Anthem. These companies offer dental indemnity and PPO plans. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity and PPO plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees. Under such plans, however, members are not restricted to participating dentists, although the PPO plans contain incentives for in-network service utilization.

Our ability to offer either or both a dental indemnity plan and a PPO plan has had a positive impact on our membership growth. Until December of 2006 we were only licensed to underwrite dental HMO plans. Our dental indemnity and PPO offerings are primarily underwritten by third party underwriters and have allowed us to gain access to new employers who might not otherwise have been interested in only our HMO plans.

Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Lenscrafters. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

Our dental benefits market share of approximately 15% to 20% in Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider network, competitive pricing and customer service. In 2006 our dental HMO membership in Southwestern Ohio increased to approximately 175,000 members as of December 31, 2006 from approximately 169,000 members as of December 31, 2005. Dental HMO membership in Northern Kentucky increased to approximately 15,000 members by the end of 2006 from approximately 11,000 members at the end of 2005.

We have less than 4,300 total members in the Dayton and Springfield, Ohio market. We have developed a provider network in Dayton, Ohio that includes approximately 43% of the licensed dentists in the area. Since the introduction of the DentaSelect PPO product in 2005, our relationships with brokers in this area has improved, and we have added a significant number of employer groups. As of December 31, 2006, we had approximately 3,800 dental PPO members and approximately 500 dental HMO members in the Dayton and Springfield market.

With the acquisition of Adenta, we became a competitor in the dental benefits market with approximately 10,000 total dental members in Central Kentucky as of June 2005. With the addition of approximately 500 network dentists via the Adenta acquisition, we now have a network of approximately 690 dentists in Central Kentucky, which represents approximately 34% of the 2,015 licensed dentists in Central Kentucky. We have been transitioning many of the 10,000 acquired Adenta members at renewal to either the DentaSelect PPO product or the Dental Care

Plus HMO product. In addition, we have been building insurance broker relationships in Central Kentucky and have been quoting on new employer groups in this market. We were unable to retain approximately 3,000 individual dental members and lost approximately 1,400 group dental membership at renewal to our competitors. As of December 31, 2006, we had no Adenta members, approximately 500 dental HMO members and approximately 5,100 dental PPO members in our Central Kentucky market.

Customers

During 2006, approximately 27% of our fully-insured premium revenue was generated by four employers. Also during 2006, approximately 65% of our net self-insured administration and claims revenue was generated by two employers. One of these employers, The Health Alliance of Greater Cincinnati, generated approximately 11% of our consolidated revenue. While we believe that our relationship with each of these employers is good, there is no guarantee that this will continue to be the case. The termination of our relationship with any one of these employers could have a material adverse effect on the Company. As we continue to increase the number of employers and members in our dental plans, our dependence on these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our customers signs a standard form agreement, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form agreements for fully-insured customers — one for employer-sponsored plans, and one for voluntary employee plans. All of our standard form agreements are for one year terms and automatically renew for additional one-year terms. Either party may terminate our fully-insured customer contracts by giving 45 days’ prior written notice, and our self-insured customer contracts by giving 60 days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each one year term, and may only be increased at renewal.

State Regulations

General- State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to our business. State insurance departments in Ohio, Kentucky and Indiana are empowered to interpret such laws of their respective states and promulgate regulations applicable our business.

The National Association of Insurance Commissioners (“NAIC”) is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding and variations from the model laws from state to state are common.

In 2006, Dental Care Plus was licensed as a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky and as a dental HMO in Indiana. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, or taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

On December 18, 2006, the Ohio Department of Insurance approved Dental Care Plus, Inc.’s application for a life and health insurance license. As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is now able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio.

Insurance Associates is licensed in Ohio, Kentucky and Illinois as an insurance agency. As such, it is required to have at least one insurance agent licensed in each of those states. If Insurance Associates fails to meet this requirement in Ohio, Kentucky or Illinois, its license could be revoked by the state.

Adenta is licensed as a prepaid dental plan. Recent changes to Kentucky law have lessened the regulatory requirements applicable to Adenta, including elimination of the requirement to file annual reports with the Kentucky Office of Insurance. In 2006, Adenta, Inc. obtained a life and health insurance agency license from the Kentucky Office of Insurance.

NAIC Accounting Principles. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. Statutory Accounting Practices (“SAP”) differ in some respects from accounting principles generally accepted in the United States (“GAAP”). The significant difference for the Company is:

•	Similar to GAAP, deferred income taxes are provided on temporary differences between the statutory and tax bases of assets and liabilities for SAP; however, statutory deferred tax assets are limited based upon tests that determine what is an admitted asset under SAP. Under SAP, the change in deferred taxes is recorded directly to surplus as opposed to GAAP where the change is recorded to current operations.

Risk Based Capital- The NAIC’s Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”) provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory action. The Model Act (or similar legislation or regulation) has been adopted in states where Dental Care Plus does business. The Model Act provides for three levels of regulatory action, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

•	If a company’s total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its RBC (the “Company Action Level”), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions.

•	If a company’s total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its RBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed.

•	If a company’s total adjusted capital is less than or equal to 70 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

In addition to the levels of regulatory action described above, the regulatory authority may impose restrictions, reporting or other requirements on companies whenever the regulatory authority determines that the financial condition of the company warrants such action, notwithstanding the fact the company meets the requirements of the Model Act. A regulatory authority may also seek an order of the courts placing the company in rehabilitation, liquidation or conservation whenever the regulatory authority determines that the company’s financial condition is hazardous, notwithstanding the fact that the company may be in compliance with the requirements of the Model Act.

Dental Care Plus’s statutory annual statements for the year ended December 31, 2006 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Federal Regulations

HIPAA Administrative Simplification — The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorized the U.S. Department of Health and Human Services (“HHS”) to adopt a series of regulations designed to simplify the exchange of information electronically between health plans and health care providers and to promote efficiency within the health care industry, as well as to protect the confidentiality and security of individually identifiable health information. Pursuant to this authority, HHS has adopted a series of regulations which are applicable to “Covered Entities,” which include health care providers, health plans and health care clearinghouses (collectively the “HIPAA Regulations”). The HIPAA Regulations adopted to date require Covered Entities to do the following: 1) comply with uniform standards for the electronic exchange of information in certain transactions between health care providers and health plans related to the administration of benefits and payment of claims (“Standard Electronic Transactions Regulations”); 2) adopt certain policies and procedures with respect to the use and disclosure of certain protected health information (“PHI”) created, received or maintained by the Covered Entity, whether in electronic or paper form, and provide individuals with a written notice of how the Covered Entity will use and disclose PHI and of the individual’s rights with respect to PHI (“Privacy Regulations”); 3) adopt certain policies and procedures and implement certain technical safeguards to protect the security of electronic PHI (“Security Regulations”); 4) use certain uniform unique identifiers when conducting transactions with health care providers (“Standard Provider Identifier Regulations”) and employers (“Standard Employer Identifier Regulations”). Covered Entities are currently required to be in compliance with the Standard Electronic Transactions Regulations, the Privacy Regulations, the Security Regulations and the Standard Employer Identifier Regulations. The compliance date for the Standard Provider Identifier Regulations is May 23, 2007.

Enforcement of the HIPAA Regulations is vested in the Office of Civil Rights of HHS, which has the power to investigate compliance and complaints. Sanctions for failing to comply with or for violation of the HIPAA Regulations include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation.

Many of the HIPAA Regulations are complex, and requests for regulatory clarification of many aspects are still pending. Additional standards under the Standards Electronic Transactions Regulations are also pending, and additional regulations requiring unique identifiers for other entities, including health plans, may be adopted. Little compliance activity has occurred to date, leaving few official sources of interpretation available beyond the original commentary which accompanied the final HIPAA Regulations. We have, however, made a good faith effort to comply and believe we are in compliance with the requirements of the HIPAA Regulations that are applicable to our subsidiaries as of this date.

GLBA — The Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act,” or “GLBA”) contains privacy provisions and introduced new controls over the use of an individual’s nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA that became effective in July 2001 require a financial institution to provide written notice of its privacy practices to all of its customers. In addition, a financial institution is required to provide its customers with an opportunity to opt out of certain uses of their non-public personal information. We believe that we are in compliance with the GLBA privacy regulations.

Both GLBA and HIPAA provide that there is no federal preemption of a state’s privacy laws if the state law is more stringent than the privacy rules imposed under GLBA or HIPAA. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation, which was adopted by numerous state insurance authorities. As well, there are other pre-existing state laws, including but not limited to insurance regulatory statutes, which were not pre-empted by GLBA or HIPAA and which remain in effect. We believe we are in compliance with state laws governing the privacy of personal financial and health information that are applicable to our subsidiaries, to the extent such laws are not pre-empted by either GLBA or HIPAA.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”) are available on the SEC’s website (www.sec.gov). Copies of these documents will be available to any shareholder upon request. Request should be directed in writing to the Company at 100 Crowne Point Place, Sharonville, Ohio 45241. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.  RISK FACTORS

If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our shares could decline. The risks and uncertainties described below are those that we currently believe may materially affect our Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

The market trend of employer groups moving away from dental HMO plans to dental PPO plans may result in a decrease in our dental plan membership and premium revenue.

In the dental benefits industry, there has been a contraction in the dental indemnity product category and the HMO product category, with the membership volume shifting to the dental PPO product category. We have historically limited our product offering to fully-insured and self-insured dental HMO plans. Our HMO plans form the core part of our business and account for approximately 99% of our consolidated revenues. If this market trend continues, we could experience a reduction in the demand for our HMO products, which could lead to a decrease in our membership, premium revenue and net income.

Our business is highly dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2006, approximately 27% of our fully-insured premium revenue was generated by four employers and approximately 65% of our net self-insured administration and claims revenue was generated by two employers, one of which accounted for in excess of 10% of our consolidated total revenue. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease materially, which could lead to lower net income if we are not able to reduce operating expenses or replace this lost revenue.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2006, approximately 66% of our business was sourced by five independent brokers, one of which was responsible for sourcing approximately 41% of our business. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant net losses unless we were able to replace this lost revenue or reduce our operating expenses.

Because our premiums are fixed by contract, we are unable to increase our premiums during the contract term if our claims costs exceed our estimates which may reduce our profitability.

Most of our revenues are generated by premiums consisting of fixed monthly payments per subscriber. These payments are fixed by contract, and we are obligated during the contract term, which is generally one year, to provide or arrange for the provisions of dental services. The premiums are not subject to adjustment during the contract term. If our claims costs exceed our estimates, we will be unable to adjust the premiums we receive under our current contracts, which may result in a decrease in our net income.

Claims submitted by dental providers may be fraudulent or duplicative, which may reduce our gross profit margin and net income.

We set our fully-insured premium rates based on an expected level of claims for a twelve-month period. Our calculation of expected claims does not anticipate the payment of fraudulent or duplicate claims. If providers were to submit fraudulent or duplicative claims, our claims cost would increase, and our gross profit margin and net income would be adversely affected.

The financial strength rating assigned to Dental Care Plus may be downgraded, which could result in a loss of employer groups and insurance brokers, which may, in turn, cause our premium revenue to decline.

In July 2004, Dental Care Plus, our largest subsidiary, was given an initial rating of C+ (Marginal) by the A.M. Best Company. A.M. Best assigns a marginal rating to companies that have, in their opinion, a marginal ability to meet their ongoing obligations to policyholders and are financially vulnerable to adverse changes in underwriting and economic conditions. In the fall of 2004, our management met with A.M. Best Company to provide them with a clearer picture of the strategy and operating performance of Dental Care Plus. After this meeting, A.M. Best Company upgraded Dental Care Plus from a C+ (Marginal) rating to a B- (Fair) rating. A.M. Best assigns a fair rating to companies that have, in their opinion, a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B-(Fair) rating was affirmed in December 2005 and in March of 2007. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded.

None of our employer group contracts allows termination in the event our A.M. Best rating is downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our HMO products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups and the loss of insurance brokers may lead to a loss of premium revenue.

If we fail to maintain contracts with an adequate number of dentists, it may be difficult to attract and retain employer groups, which may lead to a loss of premium revenue.

Our business strategy is dependent to a large extent upon our continued maintenance of our dentist networks. Generally, our participating provider contracts allow either party to terminate on limited notice (generally 90 days prior to annual renewal).

If we are unable to continue to establish and maintain contracts with an adequate number of dentists in our networks, employer groups may not renew their contracts with us and it may be difficult to attract new employer groups, which may lead to a loss of premium revenue.

We encounter significant competition that may limit our ability to increase or maintain membership in the markets we serve, which may harm our growth and our operating results.

We operate in a highly competitive environment. We compete for employer groups principally on the basis of the size, location and quality of our provider network, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a dental plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. For example, our competitors include Delta Dental of Ohio, which has an A.M. Best rating of B+ (Very Good) and Delta Dental of Kentucky, which has an A.M. Best rating of B+ (Very Good). In addition, we compete with national insurance carriers such as Metropolitan Life and Guardian, which both have A.M. Best ratings of A+ (Superior). Given the higher ratings and financial strength of many of our competitors, we may encounter difficulty in increasing or maintaining our dental membership in the future.

Our business is heavily regulated by the states in which we do business, and our failure to comply with regulatory requirements could lead to a loss of our authority to do business in such states.

Our business is subject to substantial government regulation, principally under the insurance laws of Ohio, Kentucky and Indiana. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance commission. With respect to our dental HMO products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million in Ohio and $1 million in Kentucky and Indiana. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. While Dental Care Plus is currently profitable, there can be no guaranty that it will be profitable in the future. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the Ohio, Kentucky and Indiana insurance regulatory agencies, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in Ohio, Kentucky and Indiana, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus. Insurance Associates, Inc. is required to have one agent licensed in Ohio and Kentucky. Our dental PPO, dental indemnity or vision PPO business underwritten by other carriers is not subject to capital and surplus requirements.

If an event of default occurs under the loan documents we entered into in connection with the purchase of our office building, the entire balance of indebtedness due under these loan documents may become due, which could have an adverse effect on our short-term liquidity and may lead to a downgrade of our financial strength rating.

We are obligated under our mortgage note for an original principal amount of $1.8 million. Under the terms of the note, we are obligated to make principal payments of $10,000 per month plus interest based on LIBOR plus 1.75% through May 2013, and are obligated to make a balloon payment of $600,000 in June 2013. It is an event of default under the note if: (1) we fail to make any payment of principal or accrued interest when due, and such nonpayment remains uncured for a period of 10 days, (2) any of our representations or warranties in the note is materially inaccurate or misleading, (3) we fail to observe or perform any other term or condition of the note for a period of 30 days, (4) we dissolve, or merge or consolidate with a third party, or lease or sell a material part of our assets or business to a third party, (5) we fail to submit to the lender current financial information upon request, (6) a lien or other encumbrance becomes attached to our property, (7) in the judgment of the lender, a material adverse change occurs in our existing or prospective financial condition that may affect our ability to repay our obligations, or the lender deems itself insecure, (8) we declare bankruptcy, a bankruptcy petition is filed against us that is not dismissed within 30 days, we make an assignment for the benefit of creditors, we fail to generally pay our debts as such debts become due, or a receiver or similar official is appointed, (9) our nonpayment under any rate management obligation, and (10) we sell or transfer any of the collateral securing the loan, or the collateral securing the loan is destroyed, lost or damaged in any material respect.

It is an event of default under the mortgage if: (1) we fail to maintain hazard, earthquake, flood; business interruption, boiler and machinery or public liability insurance, or any other insurance on the property requested by our lender, (2) we fail to notify our lender of (a) any cancellation, reduction in amount or material change in our insurance coverage, (b) the assertion by any person of the power of eminent domain, (c) the following events: (i) fire causing damage in excess of $20,000, (ii) receipt of notice of condemnation, (iii) receipt of notice from a governmental authority regarding structure, use or occupancy, (iv) receipt of notice of alleged default from any holder of a lien or security interest in the property, (v) the commencement of any litigation affecting the property or (vi) the change in any occupancy of the property, (3) any of our representations or warranties under the mortgage are untrue or misleading in any respect, (4) a foreclosure proceeding is instituted with respect to the property, (5) we attempt to limit the loan indebtedness secured by the mortgage, as permitted under Ohio law, (6) any default occurs under any other obligation we may have to the lender, or (7) an event of default occurs under any other loan document. The loan documents provide that if an event of default occurs, the lender may declare the entire balance of the indebtedness immediately due and payable. If we are required to pay the entire balance, our cash would be significantly reduced, which could have an adverse effect on our short-term liquidity. The resulting reduction in our cash on hand could lead to a downgrade in our A.M. Best rating.

A decrease in the working capital and liquidity of our business may have an impact on our ability to meet debt service requirements.

If the working capital of our business were to decrease significantly due to an increase in accounts receivable or the loss of a significant number of employer groups, we may be forced to liquidate portfolio investments in order to meet debt service requirements which would result in a reduction of our investment income. If we were to experience a period of continuing operating losses and working capital were not restored to levels sufficient to meet our debt service requirements, we may need to use surplus cash for debt service, which could result in a material reduction in our capital and surplus balance. If the accounts receivable balances from certain employer groups are greater than 90 days past due, these accounts receivable become non-admitted assets for statutory accounting purposes, leading to a decrease in our capital and surplus balance. If our capital and surplus is lowered materially, the Ohio Department of Insurance may commence adverse regulatory action against us, ranging from requesting corrective action to assuming control of Dental Care Plus, and A.M. Best may consider lowering our financial strength rating.

Our business is highly concentrated in a limited geographic area and adverse economic conditions within the markets in which we do business could impair or reverse our growth trends and have a negative impact on our premium revenue and net income.

The operations of our subsidiaries are concentrated in the Southwestern Ohio, Northern Kentucky and Central Kentucky markets, although our primary operations are in Southwestern Ohio. A regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

Dental services utilization by members of our fully-insured dental plans may be higher than expected, resulting in higher than anticipated healthcare services expense and a reduction in our net income.

The fully-insured dental plans offered by Dental Care Plus, our largest subsidiary, are pre-paid by participating employers in amounts based on our actuarial projections that are used to establish premium rates for such plans. As a result, the premiums received by Dental Care Plus from participating employers do not fluctuate based on quantity or cost of services utilized by members. While we believe the premiums currently being received by Dental Care Plus are satisfactory, we bear the risk that premiums we have established will not be adequate to cover the cost of services provided to members of our fully-insured dental HMO plan and our related operating expenses.

We engage a licensed consulting actuary to assist us in establishing and adjusting our claims payable liability. We attempt to control the cost of dental services through our provider fee schedule, which we increase from time to time. The ratio of our fully insured healthcare services expense to fully insured premium revenue, or healthcare expense ratio (“HER”), can fluctuate between approximately 76% and 80%. Given our selling, general and administrative expense is approximately 19% of our premium revenue, our annual operating income is approximately 1% to 5% of premium revenue. The fluctuation in the HER ratio is primarily due to dental services utilization higher or lower than the level expected by management when the fully insured premium rates are established. If we see an increase in dental services utilization as we did in 2004, we increase the level of our claims payable liability and record a corresponding increase to healthcare services expense for the current period in order to ensure that the claims payable liability is adequate given this new level of dental services utilization. Based on our 2006 operating results, a 1% increase in dental services utilization above the anticipated level would translate into an increase in our claims payable liability of approximately $296,000 and a corresponding increase in healthcare services expense. Accordingly, our pre-tax income would decrease by this amount.

We depend on the services of non-exclusive independent agents and brokers to market our products to employers, and we cannot assure that they will continue to market our products in the future.

We depend on the services of independent agents and brokers to market our dental plans. We do not have long term contracts with independent agents and brokers, who typically are not dedicated exclusively to us and frequently market the dental products of our competitors. We face intense competition for services and allegiance of independent agents and brokers. We cannot assure that our agents and brokers will continue to market our products in a fair and consistent manner.

We will incur significant expenses as a result of being a public company, which will have a negative impact on our financial performance.

We will incur significant legal, accounting, insurance and other expenses on an on-going basis as a result of being a public company. Compliance with securities laws, rules and regulations, including compliance with the Securities Exchange Act of 1934, Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations there under, will cause us to incur significant costs and expenses, including legal and accounting costs, and make some activities more time-consuming and costly. Our combined legal and accounting fees increased from approximately $288,000 in 2005 to approximately $630,000 in 2006. We also expect our director and officer liability insurance premiums to increase, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These expense increases are significant relative to our net income in the last three years and will negatively impact our net income in 2007 and beyond.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

We currently maintain our principal place of business at 100 Crowne Point Place, Sharonville, Ohio 45241, which is owned by our wholly-owned subsidiary, Dental Care Plus. We occupy approximately 60% of this property. The remaining amount, approximately 40%, is leased to a third party tenant. We believe that our existing facility is adequate to support our business.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS

Each of our executive officers is appointed to serve a one-year term. Anthony A. Cook is the only executive officer that has an employment agreement with the Company.

The name and age of each of the present officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 56, President and Chief Executive Officer. Mr. Cook has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed this position for the Company. Mr. Cook has over 27 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook assisted health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., CPA, MBA, 47, Vice President — Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public

Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern.

In addition to the foregoing executive officers, Ann Young is a significant employee of the Company:

Ann Young, 44, Chief Sales and Marketing Officer. Ms. Young has been Chief Sales and Marketing Officer of the Company and Dental Care Plus since October 2004. Prior to joining the Company, Ms. Young managed her own consulting firm, COACHLOGIC, from 2002 to 2004. She was also Senior Vice President of sales and marketing at Emerald Health Network in Cleveland, Ohio from 1999 to 2002 and Vice President of National Sales at The Chandler Group from 1991 to 1998. Ms. Young is a graduate of Kent State University and holds dual degrees in psychology and business administration. She is an active member of the Southeast Butler County Chamber of Commerce, the Over the Rhine Chamber of Commerce, the Mason Landen Kings Chamber of Commerce, the International Coach Federation, the International Association of Coaching, and the Greater Cincinnati Professional Coaches Association.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSURER PURCHASES OF EQUITY SECURITIES

Market for Redeemable Common Shares

There is no established public trading market for the Class A Redeemable Common Shares or Class B Redeemable Common Shares. In addition, there are significant restrictions contained in the Company’s Code of Regulations on the ability to transfer the Class A and Class B Redeemable Common Shares.

Holders

As of December 31, 2006, there were 681 holders of Class A Redeemable Common Shares and 671 holders of Class B Redeemable Common Shares.

Dividend Policy

We have not declared or paid cash dividends. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on our Class A Redeemable Common Shares or Class B Redeemable Common Shares.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

In December of 2006, the Company sold 61 Class B Redeemable Common Shares to two members of the Board of Directors, Stephen T. Schuler, DMD and Jack M. Cook, MHA, at a price of $574.18 per share, the book value of a Redeemable Common Share at November 30, 2006. The securities were sold in a private placement exempt from registration under the Securities Act of 1933, as amended, (the “Act”) pursuant to Section 4(2) of the Act and Regulation D. The private placement is being made using a confidential private placement memorandum only to Company directors, Company employees, participating dentists or retired participating dentists in one of the Company’s dental plans.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations the Company’s Redeemable Common Shares are sold and repurchased by the Company at book value. The book value of the Company’s Redeemable Common Share were approximately $532, $518, $461, $400 and $306 at December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Purchases of Equity Securities

We repurchased and retired two Class A Redeemable Common Shares and 22 Class B Redeemable Common Shares during the three months ended December 31, 2006 as follows:

						Total Number of	Maximum Number of
						Shares Purchased as	Shares that May Yet
	Total Class A		Total Class B		Average	Part of a Publicly	be Purchased Under
	Shares		Shares		Price Paid	Announced Plans or	the Plans or
Period	Purchased		Purchased		per Share	Programs	Programs

October 1 —
October 31, 2006	2	(a)	22	(a)	$546.22	0	N/A
November 1 —
November 30, 2006	0		0		N/A	0	N/A
December 1 —
December 31, 2006	0		0		N/A	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the periods indicated. The financial information for the period prior to July 2, 2004 relates solely to Dental Care Plus. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this registration statement.

(All amounts in thousands, except for basic and diluted earnings per Redeemable Common Share.)

	2006		2005		2004		2003		2002

Premium revenue	$51,587	(1)	$44,857	(2)	$39,400	(3)	$35,810		$30,999
Investment income	198		104		32		31		32
Other income	305		221		158		122		36
Net income on Redeemable Common Shares	103		467		518		810		491
Total assets	12,897		12,250	(4)	9,688		9,158	(5)	6,753
Long-term obligations	1,631		1,889		1,675		1,620	(5)	—
Cash dividends declared	—		—		—		—		—
Basic and diluted earnings per Redeemable Common Share	$12.59		$55.14		$60.90		$97.55		$59.77

(1)	Includes a $3,022 increase in fully-insured dental HMO revenue and a $3,441 increase in self-insured dental HMO revenue.

(2)	Includes approximately $1,237 from acquisition of Adenta, Inc. in June of 2005.

(3)	The Company reorganized into a holding company structure in July of 2004 and Insurance Associates Plus, Inc. was formed in August of 2004.

(4)	Total assets increased to approximately $12,250 in 2005 from approximately $9,668 in 2004 due to an increase in membership in our dental HMO segments and the addition of the Adenta tangible and intangible assets.

(5)	In 2003, the Company acquired its headquarters building and incurred approximately $1.8 million of indebtedness in connection with such acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, the Company offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2006, we had approximately 216,700 members in our dental and vision benefit programs with approximately 1,832 dentists participating in our networks of providers.

We manage our business with three segments, fully-insured dental HMO, self-insured dental HMO, and corporate, all other. Corporate, all other consists primarily of three additional product lines: DentaSelect PPO, DentaPremier indemnity and Vision Care Plus PPO. Our dental HMO products and all of our other product lines are marketed to employer groups. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) 131. Disclosures About Segments of an Enterprise and Related Information which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of our fully-insured and self-insured HMO segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate selling, general and administrative expenses, investment and other income, interest expense, or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

Many factors have an impact on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premiums, ASO fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulations.

Profitability Strategy

Our strategy to drive profitability focuses on providing solutions for employers to the rising cost of dental care through leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices than only our dental HMO plans. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. While we expect our dental PPO and indemnity products to be important drivers of growth in the years ahead, we expect to migrate a substantial number of members from those products to our flagship Dental Care Plus HMO products.

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

In our original eight county service area, our dental HMO provider network includes approximately over 85% of the dental providers in the market. In that market our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

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

Healthcare services expense has increased for both the fully-insured dental HMO segment and the self-insured dental HMO segment. We have increased our provider fee schedule at the beginning of each of the last five years; these fee schedule increases contribute to an increase in the healthcare services expense on a per member per month basis.

The introduction of the DentaPremier dental indemnity product in 2003 created new business opportunities for us with employer groups in our original eight county service area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the Dayton, Ohio and Central Kentucky markets.

Selling, general and administrative expenses increased significantly in 2004, 2005 and 2006 in connection with our expansion into Dayton, Ohio and Central Kentucky with new dental indemnity and dental PPO products and the Adenta product. We also incurred additional expenses in 2005 preparing to implement the new dental benefits administration and billing system that became operational in February of 2006.

Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for tightly-managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings through productivity gains.

Highlights

•	We successfully implemented our new fully integrated dental benefits administration system in February of 2006.

•	Our dental and vision products grew by approximately 27,600 members, or 14%, from December 31, 2005 to December 31, 2006, including approximately 4,500 members from sales primarily related to our new DentaSelect PPO offering.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain critical accounting principles and estimates have an impact on our financial statements.

Comparison of Results of Operations for 2006 and 2005

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2006 and 2005 (in thousands, except for membership data and percentage change):

	2006	2005	Change

Membership:
Fully-insured DHMO	137,100	137,000	0.0%
Self-insured DHMO	62,500	46,000	35.9%
Corporate, All Other	17,100	6,100	180.3%

Total membership	216,700	189,100	14.6%

Premium revenue:
Fully-insured DHMO	$37,658	$34,688	9.6%
Self-insured DHMO	13,485	10,044	34.3%
Corporate, All Other	444	125	255.2%

Total premium revenue	51,587	44,857	15.0%

Healthcare service expense:
Fully-insured DHMO	30,178	27,681	9.0%
Self-insured DHMO	11,808	8,568	37.8%
Corporate, All Other	40	0	100.0%

Total healthcare service expense	42,026	36,249	15.9%

Selling, general & administrative expenses:
Corporate, All Other	9,755	8,016	21.7%

Investment income:
Corporate, All Other	198	104	90.4%

Other income:
Corporate, All Other	305	221	38.0%

Interest expense:
Corporate, All Other	(121)	(129)	(6.2)%

Income tax expense:
Corporate, All Other	86	321	(73.2)%

Summary

Net income on Redeemable Common Shares was approximately $103,000, or $12.59 per Redeemable Common Share, in 2006 compared to approximately $467,000, or $55.14 per Redeemable Common Share, in 2005. The decrease in net income on Redeemable Common Shares primarily resulted from increased healthcare services expense and increased selling, general and administrative expenses.

Membership

Our fully-insured dental HMO membership remained relatively constant in 2006 as compared to 2005. As of December 31, 2006 and 2005, we had approximately 137,100 and 137,000 fully insured members, respectively.

Self-insured dental HMO membership increased by approximately 16,500 members, or 35.9%. The increase is primarily the result of one new self-insured dental HMO employer group obtained in July 2006 with approximately 10,000 members.

Corporate, all other membership increased by approximately 11,000 members, or 180.3%. The increase is primarily attributable to the increase membership in our dental PPO product from approximately 2,400 members at December 31, 2005 to 8,900 members at December 31, 2006. Dental indemnity membership increased 36.8%, to approximately 3,700 members at December 31, 2006 from approximately 2,600 members at December 31, 2005. The dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky. The remaining increase is attributed to an increase in the membership in the fully-insured Vision Care Plus product from approximately 1,100 at December 31, 2005 to approximately 4,500 at December 31, 2006. Except for approximately 1,000 Dental Care Plus dental PPO members at December 31, 2006, the dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.

Revenue

Fully-insured dental HMO premium revenue increased approximately $3.0 million, or 9.6% in 2006 as compared to 2005. This premium revenue increase is attributable a shift of membership volume from the Adenta dental HMO product to the Dental Care Plus dental HMO product with higher premium rates and increases in negotiated premium rates with employer groups at their annual renewals.

Total self-insured revenue increased approximately $3.4 million, or 34.3% in 2006 as compared to 2005. This increase is attributable to the 35.9% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2006. The self-insured segment revenue has two components.

Self-insured Claim Revenue — Self-insured claim revenue increased approximately $3.2 million, or 34.4% in 2006 as compared to 2005 is due to increased self-insured dental HMO membership along with a fee schedule increase implemented in 2006.

Self-insured ASO Fees — Self-insured ASO fees increased approximately $176,000, or 31.8% in 2006 as compared to 2005. This increase is primarily attributable to the 34.8% increase in self-insured HMO membership and is also attributable to a slight increase in average ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, all other premium revenue is derived from our administrative fees related to our dental indemnity, dental PPO and vision products that are underwritten by third party insurance carriers, as well as premium revenue from our dental PPO product underwritten by Dental Care Plus. As of September 2006, we began offering the Dental Care Plus dental PPO in Kentucky only; the Dental Care Plus dental PPO premium accounts for approximately $53,000 of this revenue increase in 2006. The remaining dental and vision products are underwritten by third party insurance carriers. We are paid a portion of premium in the form of administrative fees that cover our administrative costs, brokers commissions, and profit. These administrative fees increased in 2006 by approximately $266,000 or 213.2%.

Healthcare Service Expenses

Fully-insured healthcare services expense increased approximately $2.5 million, or 9.0% in 2006 as compared to 2005. This increase is attributable to both the increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Member utilization remained relatively constant between 2005 and 2006.

Self-insured healthcare services expense increased approximately $3.4 million or 37.8% in 2006 as compared to 2005. This increase is attributable to both the increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Member utilization remained relatively constant between 2005 and 2006.

Corporate, all other healthcare services expense was approximately $40,000 for the Dental Care Plus dental PPO product that was introduced in September of 2006. Because our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers, we do not recognize any premium revenue or healthcare services expense associated with these products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased approximately $1.7 million, or 21.7% in 2006 as compared to 2005. Salaries and benefits increased by approximately $420,000 due to the addition of sales and marketing provider relations staff for the expansion in the Dayton, Louisville and Lexington markets as well as additional operational and finance staff to support our expanded activities. Commissions expense increased approximately $326,000 due to the increases in membership and the fact that the prevailing commission rates in the Kentucky markets are higher than the prevailing rates in Southwestern Ohio. Professional services expense increased approximately $291,000, or 35.5%. This increase was primarily due to the an increase in legal and accounting expense associated with becoming a SEC reporting company. Depreciation and amortization expense increased approximately $301,000, or 95.57%, to approximately $616,000 in 2006 from approximately $315,000 in 2005. This increase was due to the amortization of the identifiable assets acquired in the acquisition of Adenta. Amortization recorded in 2006 includes an impairment charge recorded in July of approximately $128,000 to eliminate the remaining balance associated with the Humana Dental network lease agreement intangible asset. See Note 3 of the consolidated financial statements included in Item 8. In 2006, computer maintenance expensed increased approximately $108,000 due to the monthly service agreement for the new dental administration software that was implemented in February 2006. Board of Directors fees increased approximately $115,000 as a result of the new DCP Holding Company Deferred Compensation Plan as well as an additional director added in 2006. The remaining amount of approximately $139,000 is due to various operating expense increases in 2006 as compared to 2005.

Financial Statements and Exhibits

Investment Income

Investment income increased approximately $94,000, or 90.4% in 2006 as compared to 2005. This increase is primarily attributable to a shift of funds from short term to higher yield long term investments, higher interest bearing cash balances, and an increase in prevailing interest rates.

Other Income

Other income increased approximately $84,000, or 38.0% in 2006 as compared to 2005. Dental provider network leasing revenue increased approximately $68,000 in 2006 from approximately $145,000 in 2005 to approximately $213,000 in 2006 primarily due to the revenue associated with the acquisition of Adenta. An increase in other revenue also contributed to the increase. Other revenue includes rental revenue earned from leasing a portion of the office building owned by our subsidiary Dental Care Plus.

Interest Expense

Interest expense decreased $8,000, or 6.2%, to approximately $121,000 in 2006 from approximately $129,000 in 2005. The decrease is primarily attributable to the interest expense associated with the reduction of our capital lease obligation related to dental administration software.

Income Taxes

Our effective tax rate for 2006 of 45.5% increased 4.8% compared to the 40.7% effective tax rate in 2005. Our 2006 effective tax rate is higher than the federal statutory rate due to applicable state and local taxes and certain non-deductible reorganization costs associated with obtaining the Dental Care Plus life insurance license. See Note 6 to the consolidated financial statements included in Item 8- Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Comparison of Results of Operations for 2005 and 2004

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2005 and 2004 (in thousands, except for membership data and percentage change):

	2005	2004	Change

Membership:
Fully-insured DHMO	137,000	123,000	11.4%
Self-insured DHMO	46,000	41,000	12.2%
Corporate, All Other	6,100	1,900	221.1%

Total membership	189,100	165,900	14.0%

Premium revenue:
Fully-insured DHMO	$34,688	$30,480	13.8%
Self-insured DHMO	10,044	8,885	13.0%
Corporate, All Other	125	35	257.1%

Total premium revenue	44,857	39,400	13.9%

Healthcare service expense:
Fully-insured DHMO	27,681	24,702	12.1%
Self-insured DHMO	8,568	7,591	12.9%

Total healthcare service expense	36,249	32,293	12.3%

Selling, general & administrative expenses:
Corporate, All Other	8,016	6,399	25.3%

Investment income:
Corporate, All Other	104	32	225.0%

Other income:
Corporate, All Other	221	158	39.9%

Interest expense:
Corporate, All Other	(129)	(82)	57.3%

Income tax expense:
Corporate, All Other	321	298	7.7%

Summary

Net income on Redeemable Common Shares was approximately $467,000, or $55.14 per Redeemable Common Share, in 2005 compared to approximately $518,000, or $60.90 per Redeemable Common Share, in 2004. The decrease in net income on Redeemable Common Shares primarily resulted from increased healthcare services expense and increased selling, general and administrative expenses.

Membership

Our fully-insured dental HMO membership increased approximately 14,000 members, or 11.4% in 2005 as compared to 2004. With the acquisition of Adenta, we added approximately 10,000 members in the Adenta discount dental program. During the remainder of 2005, approximately half of these members were transitioned to the fully-insured dental HMO product or the fully-insured dental PPO product. As of December 31, 2005, 5,061 members remained in the Adenta discount dental program.

Self-insured dental HMO membership increased by approximately 5,000 members, or 12.2% in 2005 as compared to 2004. During the years ended December 31, 2005 and 2004, respectively, we had approximately 46,000 and 41,000 self-insured members.

Dental indemnity membership increased 36.8%, to approximately 2,600 members at the end of 2005 from approximately 1,900 members at the end of 2004. The dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky. At December 31, 2005, there were approximately 2,400 members in the fully-insured dental PPO product, all of which had converted from the Adenta dental product. Additionally, during 2005, we obtained approximately 1,100 members in the fully-insured Vision Care Plus product. In 2005, the dental indemnity product, the dental PPO product and the fully-insured vision product were all underwritten by third party insurance carriers.

Revenue

Fully-insured dental HMO premium revenue increased approximately $4.2 million, or 13.8% in 2005 as compared to 2004. This premium revenue increase is attributable to both membership volume increases in the dental HMO product line and premium rate increases negotiated with employer groups at their annual renewals. The acquisition of Adenta accounted for approximately $1.2 million of the $4.2 million revenue increase in 2005.

Total self-insured revenue increased approximately $1.2 million, or 13.0% in 2005 as compared to 2004. This increase is attributable to the 12.2% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2005. The self-insured segment revenue has two components

Self-insured Claim Revenue — Self-insured claim revenue increased approximately $1.1 million, or 13.0% in 2005 as compared to 2004 is due to increased self-insured dental HMO membership along with a fee schedule increase implemented in 2005

Self-insured ASO Fees — Self-insured ASO fees increased approximately $66,000, or 13.5% in 2005 as compared to 2004. This increase is primarily attributable to the 12.2% increase in self-insured HMO membership and is also attributable to a slight increase in average ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, all other premium revenue is derived from our administrative fees related to our dental PPO, vision and dental indemnity products. These products are underwritten by third party insurance carriers and we are paid a portion of premium in the form of administrative fees that cover our administrative costs, brokers commissions, and profit. These administrative fees increased by approximately $90,000, or 257% in 2005 as compared to 2004.

Healthcare Service Expenses

Fully-insured healthcare services expense increased approximately $3.0 million, or 12.1% in 2005 as compared to 2004. This increase is attributable to both the increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2005. Member utilization remained relatively constant between 2004 and 2005. The fully-insured healthcare services expense attributable to the Adenta acquisition represented approximately $0.8 million of the $3.0 million increase from 2004.

Self-insured healthcare services expense increased approximately $1.0 million or 12.9% in 2005 as compared to 2004. This increase is attributable to both the increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2005. Member utilization remained relatively constant between 2004 and 2005.

In 2005 and 2004, because our dental PPO and vision PPO products are underwritten by third party insurance carriers, we do not recognize any premium revenue or healthcare services expense associated with these products.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased approximately $1.6 million, or 25.3% in 2005 as compared to 2004. Approximately $400,000 of this increase is associated with the operating expenses incurred by Adenta since its acquisition and during the last seven months of 2005. Salaries and benefits increased by approximately $800,000 due to the addition of sales and marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets. In addition, finance staff was added to support our expanded activities. Commissions expense increased approximately $400,000 due to the increases in membership and the fact that the prevailing commission rates in the Kentucky markets are higher than the prevailing rates in Southwestern Ohio. Marketing expense decreased approximately $332,000, or 43.6%. Included in 2004 were approximately $300,000 in costs associated with the television and radio advertising campaign in Southwestern Ohio that was discontinued in 2005. Professional services expense increased approximately $300,000, or 60.0%. This increase was primarily due to the IT consulting costs associated with the implementation of the new dental plan administration computer system that became fully operational in February of 2006. Depreciation and amortization expense increased $85,000, or 37%, to approximately $315,000 in 2005 from approximately $230,000 in 2004. This increase was due to the depreciation of the dental administration software in 2005 and the amortization of the identifiable assets acquired in the acquisition of Adenta.

Investment Income

Investment income increased approximately $72,000, or 225.0% in 2005 as compared to 2004. This increase is primarily attributable to an increase in the amount invested in short term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds. An increase in prevailing interest rates also contributed to this increase.

Other Income

Other income increased approximately $63,000, or 39.9% in 2005 as compared to 2004. Dental provider network leasing revenue increased to approximately $144,000 in 2005 from approximately $73,000 in 2004 primarily due to the revenue associated with the acquisition of Adenta. Building rental revenue increase by approximately $20,000 and miscellaneous income decreased approximately $28,000.

Interest Expense

Interest expense increased $47,000, or 57.3%, to approximately $129,000 in 2005 from approximately $82,000 in 2004. The increase is primarily attributable to the interest expense associated with our capital lease obligation related to new dental administration software.

Income Taxes

Our effective tax rate for 2005 of 40.7% increased 4.2% compared to the 36.5% effective tax rate in 2004. Our 2005 effective tax rate is higher than the federal statutory rate due to newly applicable state and local taxes and certain non-deductible reorganization costs associated with our acquisition of Adenta. See Note 6 to the consolidated financial statements included in Item 8. - Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, selling, general and administrative expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash increased approximately $600,000 or 10.7% for the year ended December 31, 2006 to approximately $6.2 million at December 31, 2006 from approximately $5.6 million at December 31, 2005. Cash increased approximately $1.3 million or 30.2%, to approximately $5.6 million at December 31, 2005 from approximately

$4.3 million at December 31, 2004. The change in cash for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in thousands):

	2006	2005	2004

Net cash provided by operating activities	$1,399	$2,021	$708
Net cash used in investing activities	(285)	(301)	(2,059)
Net cash used in financing activities	(519)	(395)	(128)

Increase (decrease) in cash	$595	$1,324	$(1,479)

Cash flow from Operating Activities

In 2006, we generated approximately $1.4 million of cash by operating activities and realized net income of approximately $103,000. The decrease in net cash provided by operating activities of approximately $622,000 is primarily due to a decrease in net income in 2006 as compared to 2005. The increase in claims payable of approximately $700,000, from approximately $3.3 million at December 31, 2005 to approximately $4.0 million at December 31, 2006, is primarily attributable to an increase in the provider withhold payable of $600,000. The remaining $100,000 increase is due to continued growth in our fully insured segment. In addition, our growth in 2006 contributed to an increase in accounts payable, accrued expenses and other liabilities totaling approximately $538,000. Non-cash depreciation and amortization expense was approximately $615,000. These increases in cash provided by operating activities were offset by an increase in account receivable and other assets and a decrease in unearned premium totaling approximately $484,000.

In 2005, we generated approximately $2.0 million of cash by operating activities and realized net income of approximately $467,000. Continued growth and the Adenta acquisition led to an increase in claims payable of approximately $419,000, an increase in accounts payable and accrued expense of approximately $625,000 and an increase in unearned premium of approximately $260,000. These increases in current liabilities resulted in a corresponding increase in our cash balances. In addition, non-cash depreciation and amortization increased to approximately $315,000 in 2005.

In 2004, we generated net income of approximately $518,000. Combined with non-cash depreciation and amortization charges of approximately $230,000, and minor changes in other current assets and liabilities, we produced cash flow from operations of approximately $708,000.

Cash flow from Investing Activities

In 2006, we invested approximately $160,000 in building improvements, office equipment and computer equipment. During 2006, we completed the required net asset valuation analysis for the Adenta acquisition in 2005, and the Company and the representatives of the former Adenta shareholders negotiated an agreement whereby the former Adenta shareholders were paid $25,000 in additional cash consideration. Also in 2006, we invested an additional $100,000 of our excess cash in FDIC insured bank certificates of deposits in order to earn higher interest rate yields.

In 2005, we invested approximately $80,000 in building improvements, office equipment and computer equipment. In June of 2005, we acquired all of the outstanding common stock of Adenta for $250,000 plus the assumption of approximately $242,000 in interest bearing debt. With the acquisition of Adenta we obtained cash balances of approximately $280,000 and paid acquisition related transaction costs of approximately $47,000. Accordingly, the net cash used relative to the Adenta acquisition was approximately $17,000. Also in 2005, we invested an additional $200,000 of our excess cash in FDIC insured bank certificates of deposits and U.S. government security money market funds in order to earn higher interest rate yields. Thus, the total cash used in investing activities was approximately $301,000 in 2005. This amount was approximately $1.8 million less than the cash used in investing activities in 2004 primarily because our initial investment of approximately $1.6 million in FDIC insured bank certificates of deposit.

In 2004, we invested approximately $243,000 in building improvements of our home office building to make certain space suitable for leasing to our third party tenant. In addition, we invested approximately $220,000 in a proprietary, web-based employer group enrollment system and some additional office furniture and equipment. Also we invested approximately $1.6 million in FDIC insured bank certificates of deposits and U.S. government security money market funds in order to earn higher interest rate yields.

Cash flow from Financing Activities

In 2006, we paid $120,000 of our outstanding mortgage balance, $171,000 of our capital lease obligation for our dental administration software, and $95,000 of the principal balance of the Adenta debt assumed in 2005. During 2006, we repurchased Redeemable Common Shares with a value of approximately $141,000, which was partially offset by the issuance of Redeemable Common Shares with a value of approximately $35,000. There were no new financing commitments executed in 2006.

In 2005, we refinanced approximately $190,000 of debt we assumed in the acquisition of Adenta under more favorable terms and conditions with a commercial bank in Ohio. We also paid $120,000 of our outstanding mortgage balance, $171,000 of our capital lease obligation for our new dental administration software, and $92,000 of the principal balance of the assumed Adenta debt. This represents a total payment of approximately $383,000 in debt and capital lease obligations in 2005.

In 2004, we repaid $120,000 of our outstanding mortgage balance assumed in 2003.

Our mortgage note matures in June 2013. The note requires us to make principal payments of $10,000 per month, and bears interest at a variable rate of 30-day LIBOR plus 1.75%.

Provider Withhold Payments

In most cases, the fees of our participating providers for covered dental services under the dental HMO are subject to a 10% withhold by us. Accordingly, our dental HMO network providers are paid 90% of the agreed fees for covered services as set forth on applicable fee schedule. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes any amounts withheld to be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In December of each year our Board evaluates the projected pre-tax income of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the implementation of the new dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that should be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims submitted by such participating dental provider in relation to the total claims submitted by all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board are accrued in the fourth quarter of the fiscal year upon Board resolution.

In December 2006, the Board authorized $900,000 in respect to amounts withheld in 2006 and such amount was paid in March 2007. In December 2005, the Board of Directors adopted a policy that no further withhold payment will take place related to years prior to and including 2005. In December 2005, the Board authorized $300,000 in respect to amounts withheld in 2005 and 2004, and such amount was paid in March 2006. In May of 2005, the Board authorized that $310,354 be paid to participating providers in respect to amounts withheld in 2003, and such amount was paid to providers in June of 2005. In December 2004, the Board authorized $300,000 in respect of amounts withheld in 2003 to be paid to participating providers, and such amount was paid in December 2004.

Commencing in 2006, our annual determination of the amount of withhold payments to be made are now limited to amounts withheld in the year in which the determination is made, and payments authorized by the Board will be made on or before March 15 of the following year. Based on historical experience, management expects the

Board may authorize an aggregate provider withhold payment between 0% and 45% of the approximate $4.9 million provider withhold expected for 2007, or a maximum of $2.2 million. We also expect that the Board may authorize aggregate provider withhold payments for calendar years 2008 through 2010 in amounts between 0% and 45% of the total provider withhold amounts for those years and that the level of provider withhold payments for 2008 through 2010 could be greater than 45% depending upon the Company’s performance. However, the Board will not authorize an aggregate provider withhold payment for any year that would result in an operating loss for the year in question. These forecasted amounts are based on projections of future claims revenues and certain planning assumptions and estimates currently being made with respect to future application of the factors historically considered by the Board in making its determination to authorize the payment of withhold amounts. These planning assumptions reflect management’s current expectations and views about future events and are subject to risks, uncertainties and other factors that could cause actual withhold payment amounts to differ materially from these stated assumptions. Important factors that could cause actual results to differ materially from those being planned for, include, among others: claims exceeding or not meeting our estimates, a threatened or actual downgrade in our financial strength rating, the loss of a significant customer or broker, the loss of a large employer group and an unexpected increase or decrease in dental service utilization by our dental members.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2006 is as follows:

		Less Than 1			More Than
Contractual Obligations	Total	Year	1-3 Years	3-5 Years	5 Years

Long-term debt	$1,435,416	$175,416	$240,000	$240,000	$780,000
Capital lease	453,363	210,486	242,877	—	—
Interest	449,133	107,228	155,336	109,399	77,170
Swap Interest(1)	223,505	50,927	83,916	59,697	28,964
Operating Leases(2)	665,000	209,000	291,000	165,000	—
Claims Payable	3,987,591	3,987,591	—	—	—

Total	$7,214,007	$4,740,648	$1,013,129	$574,096	$886,134

(1)	Our swap interest payments are based on a fixed rate of 4.95%. We estimate that we will receive swap interest payments totaling approximately $319,000 based on a variable rate of LIBOR plus 1.75% or 7.07%, as of December 31, 2006.

(2)	We lease facilities, computer hardware and other equipment under long-term operating leases that are non-cancelable and expire on various dates through 2011.

Off-balance sheet Arrangements

We are not a party to off-balance sheet arrangements. However, from time to time we enter into certain types of contracts that contingently require us to indemnify parties against third party claims, including indemnification obligations under our contracts with third party insurance carriers.

Generally, amounts under these contracts cannot be reasonably estimated until a specific claim is asserted. Consequently, no liabilities have been recorded for these obligations on our consolidated balance sheets for any of the periods presented.

Financial Condition

Our consolidated cash and short term investments were approximately $7.3 million at December 31, 2006. Our consolidated cash and short term investments increased by approximately $100,000 from approximately $7.2 million as of December 31, 2005.

This increase in cash and short term investments from December 31, 2005 to December 31, 2006 is primarily due to the cash provided by operating activities of approximately $1.4 million, offset by net cash used in investing and financing activities of approximately $300,000 and $500,000, respectively. This increase in cash of approximately $600,000 was offset by a shift of approximately $500,000 in FDIC insured certificate of deposit investment from short term investments to long term investments during this period.

On January 3, 2006 we entered into an agreement with Fifth Third Bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 7.75% as of January 3, 2006. The Company paid interest expense of $158 in 2006 related to this line of credit. As of December 31, 2006, there was no amount outstanding on this line of credit.

Together our cash, short term investments and working capital line of credit are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our board of directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future Redeemable Common Share redemptions, we repurchased approximately $141,000, $12,000, and $8,000 worth of Redeemable Common Shares in the years ended December 31, 2006, 2005 and 2004, respectively. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 97% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions. Our holding company cash decreased approximately $80,000 to approximately $250,000 at December 31, 2006 compared to approximately $330,000 at December 31, 2005 primarily due to the following: in 2006, we generated approximately $51,000 of net cash from non-subsidiary operating activities and collected approximately $35,000 from the issuance of Class B Redeemable Common Shares. In 2006, we invested an additional $25,000 in the Adenta acquisition and repurchased approximately $141,000 of our issued and outstanding common shares.

Regulatory RBC Requirements

Our largest subsidiary, Dental Care Plus operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend even if approval is not required.

On December 18, 2006, the Ohio Department of Insurance approved Dental Care Plus, Inc.’s application for a life and health insurance license. As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is now able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio. Accordingly, the required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2006. The required capital and surplus for Dental Care Plus in Kentucky and Indiana was approximately $1.0 million at December 31, 2006.

We maintained aggregate statutory capital and surplus of approximately $4.2 million as of December 31, 2006 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2007 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings, investment in Dental Care Plus of the earnings of other subsidiaries and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the National Association of Insurance Commissioners to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Copies are also filed with the Kentucky Office of Insurance and the Indiana Department of Insurance. At December 31, 2006 and December 31, 2005, we had approximately $4.2 million of aggregate capital and surplus, which exceeded the required level in Ohio by approximately $1.7 million and the required levels in Kentucky and Indiana by approximately $3.2 million.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2006, 2005 and 2004, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years Ended December 31,
	2006	2005	2004

Changes in:
Unrealized gain (loss) on investments	$554	$(5,233)	—
Change in fair value of interest rate swap	(3,953)	15,429	$794

Total	$(3,399)	$10,196	$794

Net unrealized investment gains in marketable securities (net of income tax effects) were $554 in the year ended December 31, 2006. Net unrealized investment losses in marketable securities (net of income tax effects) were $5,233 in the year ended December 31, 2005. There were no unrealized investment gains or losses in 2004.

The fair market value of the variable to fixed interest rate swap contract (net of income tax effects) decreased by $3,953 in 2006 due to a decrease in expected future interest rates during 2006. The fair value of the variable to fixed interest rate swap contract (net of income tax effects) increased by $15,429 in 2005 and by $794 in 2004 due to the increase in prevailing interest rates. The fair market value of the variable to fixed interest rate swap contract was $72,609 and $78,599 at December 31, 2006 and 2005, respectively and is included in other assets.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. Application of those accounting principles includes the use of estimates and assumptions that are made by management, and that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses in the accompanying consolidated financial statements. We believe the most critical accounting policies used to prepare the accompanying consolidated financial statements are the following:

Investments

We have classified all of our investments as “available-for-sale.” Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders’ equity. We invest our excess cash in FDIC insured bank certificates of deposit and U.S. government security money market funds. Each certificate of deposit with an original cost of $100,000 is invested with a separate FDIC-insured financial institution. The quoted market prices of these certificates of deposit are the amounts we would receive if we liquidated them prior to maturity. We conduct periodic review of individual portfolio holdings that have a market value less than their respective carrying value to identify other-than-temporary impairments. As of December 31, 2006, there were no other-than-temporary impairments. In the event there was an unrealized loss on an investment that we believed to be other than temporary, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders’ equity. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash.

Accounts Receivable

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. We continuously monitor the timing and amount of our premium collections, and maintain a reserve for estimated bad debt losses. The amount of the reserve is based primarily on our historical experience and any customer-specific collection issues that are identified.

Goodwill and Intangible Assets

Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually at the of the fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

Liability for Claims Payable

Our estimated liability for claims payable and corresponding healthcare service expense includes claims incurred but not reported (“IBNR”), claims reported but not yet processed and paid and other healthcare services expenses incurred, including estimated costs of processing outstanding claims and actual amounts of accrued but unpaid payments in respect of our Dental Care Plus provider withhold which have been authorized by our Board of Directors. Our estimated liability for claims payable is based primarily on the average historical lag time between the date of service and the date the related claim is paid, taking into account recent trends in payment rates and the average number of incurred claims per covered individual in the most recent 12 month period.

The following table shows our total claims payable liability for the periods indicated and its three components. IBNR represents a substantial portion of our claims payable liability.

	2006		2005

IBNR	$1,514,963	38.0%	$1,272,275	39.1%
Reported claims in process	1,501,508	37.7%	1,625,402	49.9%
Other healthcare services expenses payable	971,120	24.4%	360,138	11.1%

Total claims payable liability	$3,987,591	100%	$3,257,815	100%

At December 31, 2006, our estimated total claims payable liability included approximately $4.0 million for Dental Care Plus, comprised of IBNR of approximately $1.5 million and reported claims in process of approximately $1.5 million. Other healthcare services expenses at December 31, 2006 included approximately $71,000 for the estimated cost of processing outstanding claims and an accrued but unpaid provider withhold payment of $900,000. The provider withhold liability was recognized in December 2006 when it was authorized by our Board of Directors.

At December 31, 2005, our estimated total claims payable liability included approximately $2.8 million for Dental Care Plus, comprised of IBNR of approximately $1.3 million and reported claims in process of approximately $1.5 million. Other healthcare services expenses at December 31, 2005 included approximately $60,000 for the estimated cost of processing outstanding claims and an accrued but unpaid provider withhold payment of $300,000. The provider withhold liability was recognized in December 2005 when it was authorized by our Board of Directors.

Between December 31, 2005 and December 31, 2006, our IBNR estimate increased by approximately $243,000 or 19%, primarily due to a fully insured membership increase of 11.3%, a 0.8% increase in the use of dental care services by members in 2006 compared to 2005, a 3.0% increase in the average cost per dental service rendered, and a decrease in the number of days of reported claims outstanding at December 31, 2006. Reported claims in process decreased by approximately $124,000, or 7.6%, from December 31, 2005 to December 31, 2006 due to a decrease in the number of days of reported claims in process from 15 days at December 31, 2005 to 14 days at December 31, 2006. The number of days of reported claims in process at year end varies with the timing of our bi-weekly provider claim payment cycle. Other healthcare services expense payable increased by approximately $611,000, primarily due to the unpaid provider withhold payment of $900,000 that was authorized by our Board of Directors in December of 2006 that was $600,000 greater than that authorized in December of 2005.

IBNR and Reported Claims in Process Estimates

We estimate liabilities for both IBNR and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. An independent actuary assists us in making these estimates.

Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the consolidated statement of income for the period in which the differences are identified.

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent period over period by making adjustments for known changes in claim inventory levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality.

We have not changed the key actuarial methodologies and assumptions used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies and assumptions used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table set forth below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of December 31, 2006 within variance ranges historically experienced.

Completion Factor(a)				Claims Trend Factor(b)
			Estimated Claims				Estimated Claims
(Decrease)			as of	(Decrease)			Payable Liability
Increase			Payable Liability	Increase			as of
In Factor			12/31/2006	In Factor			12/31/2006

(0.25)%			4,059,591	(1)%			3,962,591
0%	(estimate used	)	3,987,591	0%	(estimate used	)	3,987,591
(0.25)%			3,920,591	1%			4,013,591

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.

(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-quarter of one percent, plus or minus. The claims trend factors we use to estimate outstanding IBNR and reported claims in process for the most recent month are somewhat less reliable based on historical experience, with a variance range of approximately one percent, plus or minus. We have found that the estimated claims trend factor can be higher or lower than what the paid claims data indicates with the passage of time primarily because of factors beyond our control, such as the level of utilization of services by dental members and the expected and actual mix of the types of services received by dental members.

Provider Withhold Payments

We do not estimate an accrued liability on a quarterly basis for provider withhold payments because we have no obligation to pay any portion of the amount withheld to the providers and providers have no vested rights in the amounts withheld unless our Board of Directors authorizes a payment to them. Our Board makes a decision annually in December as to whether or not to authorize any payment in respect of the withhold amount for the current year at which time the Company records a liability for the authorized withhold amount. Given the uncertainties associated with the factors considered by the Board and the discretionary nature of these payments, we are not able to estimate the liability for provider withhold payments prior to Board authorization. The actual amount authorized by our Board for payment to the providers is added to the accrued liability for claims payable in the month the authorization occurs (see further discussion of Provider Withhold Payments set forth above).

The amount of the annual provider withhold payment authorized by our Board varies from year to year depending on, among other factors deemed relevant from time to time, the amount of pre-tax income projected for the year then ending, our estimated income tax liability for the year, the amount of retained earnings needed to satisfy the risk-based capital requirements of the Ohio Department of Insurance, factors impacting our financial strength rating with A.M. Best, such as the ratio of our projected fully insured premium revenue to our projected capital and surplus level, and the amount of capital needed for anticipated future capital expenditures. We began considering the A.M. Best financial strength rating factor in 2004.

The annual provider withhold payment authorized by the Board is recorded in December of the applicable year, resulting in a corresponding increase of claims expense and claims payable liability. Depending on the amount of the provider withhold payment authorized, there may be a material increase in the claims payable liability at year end. At December 31, 2006, our claims payable liability increased by approximately 29% after recording the $900,000 provider withhold payment authorized by the Board. Safeguarding the financial condition and liquidity of the Company is a material factor considered in the provider withhold payment practices adopted by the Board.

Redeemable Common Shares

The Company’s Class A and Class B Redeemable Common Shares are owned by participating providers and Company directors. Only participating providers in the original eight county area are eligible to own Class A voting Redeemable Common Shares (See Note 9). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting Redeemable Common Shares. As of December 31, 2005 to comply with the requirements of EITF D-98, the Company changed its reporting related to its Redeemable Common Shares as a result of becoming a Securities and Exchange Commission registrant. The Company’s Class A and Class B common shares are now considered to be Redeemable Common Shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company now records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheet outside of permanent shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) that formerly was recorded as a change to retained earnings as a change to the redemption value of the Redeemable Common Shares to accrete the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Recognition of Premium Revenue

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as deferred premium revenue.

Healthcare Services Expense

Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using the actuarial estimates discussed above. For the self-insured dental HMO segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. We deduct a provider withhold from the claim payments to providers equal to 10% of the allowed amount according to the provider fee schedule. At the end of each year, our Board of Directors determines, in its sole discretion, how much if any of the provider withhold can be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense.

Income Taxes

Our accounting for income taxes is in accordance with SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in our financial statements in different periods than those in which the events are recognized in our tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. We record a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized. Our determination of whether a valuation allowance is required is subject to change based on future estimates of the recoverability of our net deferred tax assets.

New Accounting Standards

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company has adopted SFAS No. 154. There were no accounting changes in the year ended December 31, 2006 and management will apply the provisions to any future accounting changes.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that permit or require fair measurement. This Statement does not require any new fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for the Company January 1, 2007. In connection with the adoption of FIN 48, we will record a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48, in the first quarter of 2007. We do not expect FIN 48 to have a material effect on our results of operations or financial position.

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, which provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. We do not expect this statement to have a material impact on our results of operations or financial position as we do not have any contracts subject to this statement.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of December 31, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The impact of adopting SAB No. 108 did not result in a material effect on our results of operations and financial position.

Impact of Inflation

We do not consider the impact of the changes in prices due to inflation to be material in the analysis of our overall operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2006, our investment portfolio consisted solely of FDIC insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,327 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,330 increase in fair value. While the certificates of deposit with a cost of $1.9 million December 31, 2006 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.

At December 31, 2006, we had a mortgage note with a bank with an outstanding principal balance of $1.4 million with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000 vis a vis the note.

At December 31, 2006, we had an outstanding note payable with a bank related to the acquisition of Adenta in the amount of approximately $55,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease the Company’s annual pre-tax earnings by $554 vis a vis the note.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its reporting for Redeemable Common Shares as a result of becoming a Securities and Exchange Commission registrant.

/s/  Deloitte & Touche LLP

Cincinnati, OH
March 23, 2007

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005

ASSETS
CURRENT ASSETS:
Cash	$6,223,757	$5,628,987
Short-term investments at fair value, cost of $1,100,000 and $1,600,000 at December 31, 2006 and 2005, respectively	1,096,721	1,593,678
Accounts receivable, net of allowance of $37,000 and $83,000 at December 31, 2006 and 2005, respectively	406,507	337,330
Prepaid expense, deposits, and other	141,103	174,962
Deferred federal income tax, current	75,881	131,317

Total current assets	7,943,969	7,866,274

INVESTMENTS	796,189	199,182

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,221,171	2,160,534
Furniture and equipment	1,885,238	1,454,214

Total property, plant, and equipment	4,470,409	3,978,748
Less accumulated depreciation and amortization	(1,274,733)	(854,902)

Total property, plant, and equipment — net	3,195,676	3,123,846

INTANGIBLE ASSETS, Net of accumulated amortization of $246,000 and $50,000 at December 31, 2006 and 2005, respectively	203,880	399,639

GOODWILL	136,355	66,990

DEFERRED FEDERAL INCOME TAX, NON-CURRENT	11,355

OTHER ASSETS	511,910	593,789

TOTAL ASSETS	$12,799,334	$12,249,720

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$385,902	$413,120
Claims payable	3,987,591	3,257,815
Accounts payable and accrued expenses	1,811,349	1,391,889
Unearned premium revenue	587,963	693,886
Federal income tax payable	19,238	104,278
Other current liabilities	50,753

Total current liabilities	6,842,796	5,860,988

LONG TERM LIABILITIES:
Mortgage loan payable	1,260,000	1,380,000
Capital lease obligation	242,877	453,363
Notes payable		55,417
Deferred federal income tax		117,205
Deferred compensation	127,670

Total long-term liabilities	1,630,547	2,005,985

TOTAL LIABILITIES	8,473,343	7,866,973

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value — authorized, 7,500 shares; issued and outstanding, 681 and 691 at December 31, 2006 and 2005, respectively	362,853	357,976
Class B Redeemable Common Shares, no par value — authorized, 100,000 shares; issued and outstanding, 7,438 and 7,769 at December 31, 2006 and 2005, respectively	3,963,138	4,024,771

Total Redeemable Common Shares	4,325,991	4,382,747

SHAREHOLDERS’ EQUITY — Preferred Shares; no par value — authorized, 100,000 shares; issued, none

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,799,334	$12,249,720

Share figures reflect the effects of a 6 for 1 stock split effective to shareholders of record on August 31, 2005.

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For each of the three years in the period ended December 31, 2006

	2006	2005	2004

PREMIUM REVENUE	$51,587,458	$44,857,237	$39,400,067

EXPENSES:
Healthcare services expense (including shareholder healthcare service expense of $36,972,000, $33,476,000, and $30,897,000 in 2006, 2005, and 2004, respectively)	42,025,929	36,249,406	32,293,039
Selling, general and administrative expenses	9,755,183	8,016,078	6,399,137

Total expenses	51,781,112	44,265,484	38,692,176

OPERATING (LOSS) INCOME	(193,654)	591,753	707,891

NON-OPERATING INCOME (EXPENSE):
Investment income	198,380	104,214	32,039
Other income	305,437	221,339	157,822
Interest expense	(121,200)	(129,373)	(82,199)

Net non-operating income	382,617	196,180	107,662

INCOME BEFORE INCOME TAX	188,963	787,933	815,553

PROVISION (BENEFIT) FOR INCOME TAX:
Current	139,190	329,028	295,771
Deferred	(53,168)	(8,197)	1,816

Total	86,022	320,831	297,587

NET INCOME ON REDEEMABLE COMMON SHARES	$102,941	$467,102	$517,966

BASIC AND DILUTED EARNINGS PER REDEEMABLE COMMON SHARE	$12.59	$55.14	$60.90

Per share amounts reflect the effects of a 6 for 1 stock split effective to shareholders of record on August 31, 2005.

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For each of the three years in the period ended December 31, 2006

					Shareholders Equity
	Redeemable Common Shares					Other
	Class A		Class B			Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total		Income

BALANCE — January 1, 2004	8,508	$3,406,869
Reorganization of Dental Care Plus, Inc. into DCP Holding
Company by issuance of equal number of Class A
Common Shares and Class B Common Shares	(7,799)	(1,703,434)	7,799	$1,703,434
Net income					$517,966			$517,966	$517,966
Change in fair value of interest rate swap (net of income tax of $408)						$794		794	794

Total comprehensive income									$518,760

Common shares repurchased and retired	(1)	(3,875)	(11)	(3,874)
Accretion of common shares to redemption value		259,380		259,380	(517,966)	(794)		(518,760)

BALANCE — December 31, 2004	708	1,958,940	7,788	1,958,940
Stock split (See Note 9)		(1,632,463)		1,632,463
Net income					467,102			467,102	$467,102
Change in fair value of interest rate swap (net of income tax of $7,949)						15,429		15,429	15,429
Unrealized loss on investments (net of income tax benefit of $2,699)						(5,233)		(5,233)	(5,233)

Total comprehensive income									$477,298

Class A Common Shares exchanged for Class B Common Shares	(14)	(2,242)	14	2,242
Common shares repurchased and retired	(3)	(1,036)	(33)	(11,395)
Accretion of common shares to redemption value		34,777		442,521	(467,102)	(10,196)		(477,298)

BALANCE — December 31, 2005	691	357,976	7,769	4,024,771
Net income					102,941			102,941	$102,941
Change in fair value of interest rate swap (net of income tax benefit of $2,037)						(3,953)		(3,953)	(3,953)
Unrealized gain on investments (net of income tax of $289)						554		554	554

Total comprehensive income									$99,542

Class B Common Shares issued			61	35,022
Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares repurchased and retired	(7)	(3,436)	(395)	(187,884)
Accretion of common shares to redemption value		9,868		89,674	(102,941)	3,399		(99,542)

BALANCE — December 31, 2006	681	$362,853	7,438	$3,963,138	$	$	$

Share figures reflect the effects of a 6 for 1 stock split effective to shareholders of record on August 31, 2005.

See accompanying notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For each of the three years in the period ended December 31, 2006

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on Redeemable Common Shares	$102,941	$467,102	$517,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	615,962	315,052	230,164
Deferred income taxes	(53,168)	(8,197)	1,816
Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(97,484)	39,568	6,639
Prepaid expenses, deposits, and other	33,859	(74,953)	15,080
Other assets	(254,925)	49,802	533
Claims payable	729,777	419,018	(100,000)
Unearned premium revenue	(131,514)	259,978	(116,883)
Accounts payable and accrued expenses	410,786	625,043	69,353
Deferred compensation	127,670
Federal income tax payable	(85,040)	(71,856)	82,887

Net cash provided by operating activities	1,398,864	2,020,557	707,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(160,429)	(78,942)	(463,077)
Acquisition of business, net of acquired cash	(25,000)	(17,407)
Purchases of investments	(1,700,000)	(1,804,651)	(3,800,000)
Sale of investments	1,600,000	1,600,000	2,203,859

Net cash used in investing activities	(285,429)	(301,000)	(2,059,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(120,000)	(120,000)	(120,000)
Repayment of capital lease	(198,120)	(171,368)
Repayments of note	(95,000)	(91,568)
Repurchase of Redeemable Common Shares	(140,567)	(12,431)	(7,749)
Redeemable common share subscriptions	35,022

Net cash used in financing activities	(518,665)	(395,367)	(127,749)

INCREASE (DECREASE) IN CASH	594,770	1,324,190	(1,479,412)
CASH — Beginning of period	5,628,987	4,304,797	5,784,209

CASH — End of period	$6,223,757	$5,628,987	$4,304,797

See accompanying notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2006 and 2005 and for Each of the Three Years in the Period
Ended December 31, 2006, 2005 and 2004

1.	GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. The Company is owned and controlled primarily by approximately 681 dentists who participate in our Dental Care Plus plans. The Company offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services. As of December 31, 2006, the Company had approximately 212,200 members in its dental benefits programs with approximately 1,832 dentists participating in its two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition, the Company had approximately 4,500 members in our vision benefit programs. The Company markets its products through a network of independent brokers.

The Company’s products consist primarily of dental HMO, PPO and indemnity plans, with dental HMO products constituting 99% of our total revenues. All of the Company’s products are marketed to employer groups. The Company’s business model allows it to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products the Company offers currently vary depending on geographic market.

On December 18, 2006, the Ohio Department of Insurance approved Dental Care Plus, Inc.’s application for a life and health insurance license. As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is now able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio. Therefore, the Company is planning on transitioning employer groups with dental PPO and dental indemnity products underwritten by third party insurance carriers to dental PPO and dental indemnity products underwritten by Dental Care Plus in 2007 and 2008.

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accompanying financial statements include estimates for items such as claims payable, income taxes and various other liability accounts. Actual results could differ from those estimates. Policies that affect the more significant elements of the financial statements are summarized below.

Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, each of which is wholly-owned, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and balances have been eliminated in consolidation.

Cash and Cash Equivalents — The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying financial statements.

Investments — The Company places its investments primarily in certificates of deposit. The Company classified all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company recognizes gains and losses when these securities are sold using the specific identification method.

Property, Plant, and Equipment — Property, plant, and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The building and the building improvements have useful lives of 27 years and 15 years, respectively. Furniture and fixtures have a useful life of 5 years, and computer equipment and software have useful lives of up to 3 years. Maintenance and repair costs are expensed as incurred.

The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances, such as significant decreases in market values of assets, changes in legal factors or in the business climate, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, or other such factors indicated that the carrying amount may not be recoverable.

State Guarantee Fund Deposits — The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These non-current funds amounted to approximately $357,000 and $175,000 at December 31, 2006 and 2005, respectively. These funds are restricted and not available to the Company for normal operations and are included in other non-current assets in the accompanying consolidated balance sheets.

Capital Lease Funds Held in Escrow — In 2004, the Company entered into a Master Equipment Lease Agreement with a leasing company related to the computer hardware and software for its new dental insurance administration system. Given that the implementation of this new dental insurance administration was delayed, in February of 2005 the Company instructed the leasing company to place the final installment of approximately $331,000 in an escrow account for payment to the software vendor when the implementation was substantially complete. The funds held in escrow were included in other assets at December 31, 2005. In February of 2006, the final installment of approximately $331,000 was paid to the software vendor.

Goodwill and Intangible Assets — Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually at the of the fiscal year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

Policy Acquisition Cost — Policy acquisition costs, which consist of commissions and other costs incurred in connection with acquiring new business, are charged to selling, general and administrative expenses as incurred under accounting principles generally accepted in the United States (“GAAP”) for providers of prepaid healthcare services.

The Company recorded policy acquisition costs of approximately $1,900,000, $1,600,000 and $1,300,000 in selling, general and administrative expenses in the years ended December 31, 2006, 2005 and 2004, respectively.

Redeemable Common Shares — The Company’s Class A and Class B Redeemable Common Shares are owned by participating providers and Company directors. Only participating providers in the original eight county area are eligible to own Class A voting Redeemable Common Shares (See Note 9). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting Redeemable Common Shares. As of December 31, 2005 to comply with the requirements of EITF D-98, the Company changed its reporting related to its Redeemable Common Shares as a result of becoming a Securities and Exchange Commission

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registrant. The Company’s Class A and Class B common shares are now considered to be Redeemable Common Shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company now records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheet outside of permanent shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) that formerly was recorded as a change to retained earnings as a change to the redemption value of the Redeemable Common Shares to accrete the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Premium Revenue —

Fully Insured — Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of December 31, 2006, 2005, and 2004, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.

Self Insured — The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. During the years ended December 31, 2006, 2005, and 2004, respectively, the Company provided service to approximately 62,000, 46,000, and 41,000 self insured participants and provided approximately 669,000, 518,000, and 469,000 of self insurance participant months of coverage. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premium on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to approximately $1,199,000, $952,000 and $843,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is included in premium revenue in the accompanying consolidated statements of income.

ASO Fees — Third party administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis. ASO fees also include the administrative fees the Company earns relative to the dental PPO and vision products that are underwritten by third party insurance carriers.

Healthcare Service Expense — The Company compensates its providers based on agreed-upon fees for various services and retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any withheld amounts. Amounts withheld are a reduction of healthcare service expense in the accompanying consolidated statements of income. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors authorizes any amount to be paid to the providers.

The cost of health care services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreement.

Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed regularly by management and are adjusted based on current information, adjusted based on actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations.

The Company incurred claim costs related to such dental care providers amounting to approximately $42,026,000, $36,249,000, and $32,293,000 for the years ended December 31, 2006, 2005, and 2004, respectively. These incurred claims cost include approximately $36,972,000, $33,476,000, and $30,897,000 made to participating providers who are also holders of Redeemable Common Shares in 2006, 2005, and 2004, respectively. These incurred claim costs also include provider withhold payment of $900,000, $610,000, and $300,000 in 2006, 2005 and 2004, respectively.

Each year the Company’s Board of Directors (the “Board”) evaluates the performance of the dental HMO plan, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. Commencing in 2006, the Company’s annual determination of the amount of withhold payments to be made is limited to amounts withheld in the year in which the determination is made, and payments authorized by the Board are accrued in the fourth quarter of the fiscal year upon Board resolution and will be paid on or before March 15 of the following year.

In December 2006, the Board authorized $900,000 in respect to amounts withheld in 2006 and such amount was paid in March 2007. In December 2005, the Board of Directors adopted a policy that no further withhold payment will be paid related to years prior to and including 2005. In December 2005, the Board authorized $300,000 in respect to amounts withheld in 2005 and 2004, and such amount was paid in March 2006. In May of 2005, the Board authorized that $310,354 be paid to participating providers in respect to amounts withheld in 2003, and such amount was paid to providers in June of 2005. In December 2004, the Board authorized $300,000 in respect to amounts withheld in 2003 to be paid to participating providers, and such amount was paid in December 2004.

Derivative Instruments — All derivative financial instruments are recorded on the balance sheet at fair value. Changes in the fair value of derivatives that are designated as fair value hedges are recognized in earnings as offsets to the changes in fair values of the exposures being hedged. The changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, as a component of the consolidated balance sheet, with subsequent reclassification to earnings when the hedged transaction asset or liability impacts earnings. Any ineffectiveness is recognized in earnings immediately.

Non-Operating Income — Investment income of approximately $198,000, $104,000, and $32,000 during 2006, 2005, and 2004, respectively, is comprised of approximately $73,000, $42,000, $30,000, of interest income earned from cash in operating accounts in 2006, 2005 and 2004, respectively, and approximately $125,000, $62,000, and $2,000 of investment income earned from short-term and long-term investments in 2006, 2005, and 2004, respectively.

Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 13) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Income Tax — Deferred federal income tax is provided in the accompanying financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as loss reserve discounting, unrealized gains or losses on invested assets and partial recognition of the unearned premiums.

The Company continually reviews the deferred tax assets to determine the necessity of a valuation allowance. The Company files a consolidated federal income tax return which includes all subsidiaries.

Earnings Per Share — Basic and diluted earnings per share is computed by dividing net income on Redeemable Common Shares by the weighted average number of Redeemable Common Shares outstanding during the period.

Concentrations of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of premiums receivable. Other than as discussed below, concentrations of credit risk with respect to premiums receivable are limited because of the large number of employee groups comprising the Company’s client base and contracts are cancelled if premiums are not paid within 90 days.

During 2006, 2005, and 2004, four customers accounted for approximately 27%, 21%, and 33%, respectively, of the Company’s fully insured premiums revenue. Additionally, two customers accounted for 65%, 69%, and 80% of the Company’s net self-insured administration and claims revenue at December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006 and 2005, premiums receivable from one customer totaled approximately 8% and 13%, respectively, of the premiums receivable balance.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash.

Fair Value of Financial Instruments — The cost of any financial instruments included in other assets approximates their fair values principally because of the short-term nature of these items.

Statement of Cash Flows — The Company defines cash as cash held in operating accounts at financial institutions. Cash paid for interest totaled approximately $121,000, $129,000, and $82,000 during 2006, 2005, and 2004, respectively. During 2006, 2005, and 2004, respectively the Company paid approximately $218,000, $375,000, and $213,000 for income taxes. The Company entered into a capital lease for certain equipment during 2005 with a value of approximately $602,000 (See Note 10).

New Accounting Standards — In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a Replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without changing the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. The Company has adopted SFAS No. 154. There were no accounting changes in the year ended December 31, 2006 and management will apply the provisions to any future accounting changes.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosure about fair value measurements. This Statement

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applies under other accounting pronouncements that permit or require fair measurement. This Statement does not require any new fair value measurements. The provisions of SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In July 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for the Company January 1, 2007. In connection with the adoption of FIN 48, we will record a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48, in the first quarter of 2007. We do not expect FIN 48 to have a material effect on our results of operations or financial position.

In October 2005, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 05-1, which provides accounting guidance for deferred policy acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement or rider to a contract, or by the election of a feature or coverage within a contract. Internal replacement contracts are those that are substantially changed from the replaced contract and are accounted for as an extinguishment of the replaced contract. Nonintegrated contract features are accounted for as separately issued contracts. Modifications resulting from the election of a feature or coverage within a contract or from an integrated contract feature generally do not result in an internal replacement contract subject to SOP 05-1 provided certain conditions are met. The provisions of SOP 05-1 are effective for internal replacements occurring in fiscal years beginning after December 15, 2006. This statement will not have a material impact on our results of operations or financial position as we do not have any contracts subject to this statement.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. SAB 108 is effective as of December 31, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB No. 108. The impact of adopting SAB No. 108 did not result in a material effect on our results of operations and financial position.

2.	ACQUISITION

On June 2, 2005 the Company acquired Adenta, Inc. pursuant to a merger. The Company paid cash consideration of $250,000, assumed interest bearing debt of $241,985, and incurred transaction costs of $47,361, resulting in a total preliminary purchase price of $539,346. The Company deposited $50,000 of the $250,000 of cash consideration into an escrow account pending the results of the net asset valuation analysis prescribed in the escrow agreement completed in May of 2006.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

With the acquisition of Adenta’s the Company obtained a network lease agreement with Humana Dental, consisting of approximately 10,000 dental members and a provider network consisting of approximately 500 dentists in Kentucky. Of the $450,000 allocated to intangible assets, $210,000 was allocated to the Humana Dental network lease contract with a 3-year useful life, $130,000 was allocated to Adenta memberships with a 12-year useful life, and $110,000 was allocated to the Adenta provider network with a 20-year useful life. The results of operations of Adenta are included in the Company’s consolidated financial statements since June 2, 2005.

3.	INTANGIBLE ASSETS

Intangibles assets amounting to approximately $586,000 were recorded as a result of the acquisition of Adenta, Inc. (See Note 2), such intangibles were related to an acquired contract, memberships, a provider network and goodwill. Identifiable and amortizable intangible assets amounted to $450,000. Amortization expense for 2006 and 2005 was approximately $196,000 and $50,000, respectively. The provider access contract and the provider network intangible assets are being amortized on a straight-line basis with amortization periods of 3 years and 20 years, respectively. The membership intangible asset is being amortized with an accelerated amortization in the first year and then on a straight-line basis for the remaining 11 years of its 12 year useful life in accordance with the Company’s expectation for the membership retention. The weighted-average amortization period for these intangible assets is approximately 9 years.

On July 25, 2006, Humana Dental provided the Company with written notice of termination of the network lease agreement effective October 23, 2006. Accordingly the Company recorded an impairment charge of approximately $128,000 (included in amortization expense) to eliminate the remaining balance associated with the Humana Dental network lease agreement intangible asset in July of 2006. For the year ended December 31, 2006, the Company recorded amortization expense of approximately $196,000 related to these identifiable intangible assets. The results of operations of Adenta are included in the Company’s consolidated financial

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements since June 2, 2005. The Company estimates amortization expense on remaining identifiable intangible assets will be approximately $15,000 in each of the fiscal years 2007-2011.

4.	INVESTMENTS

The Company owned FDIC insured certificates of deposit with a cost of $1,900,000 and $1,800,000 as of December 31, 2006 and 2005, respectively. Each certificate of deposit with an original cost of $100,000 is invested with a separate FDIC-insured financial institution. As of December 31, 2006, eight certificates of deposit with a cost of $800,000 and a fair value of $796,189 have maturities of between 12 and 15 months. As of December 31, 2005, two certificates of deposit with a cost of $200,000 and a fair value of $199,182 had maturities of between 12 and 15 months. These short-term and long-term investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices. The unrealized losses on investment activity are due to a decrease in the quoted market prices for these certificates of deposit caused by an increase in prevailing interest rates since they were purchased.

Investments classified at December 31, 2006 and 2005, as short term and long term assets were as follows:

		Gross
	Amortized	Unrealized	Fair
	Cost	Losses	Value

2006
Certificates of deposit — short term	$1,100,000	$(3,279)	$1,096,721
Certificates of deposit — long term	800,000	(3,811)	796,189

Total investments	$1,900,000	$(7,090)	$1,892,910

		Gross
	Amortized	Unrealized	Fair
	Cost	Losses	Value

2005
Certificates of deposit — short term	$1,600,000	$(6,322)	$1,593,678
Certificates of deposit — long term	200,000	(818)	199,182

Total investments	$1,800,000	$(7,140)	$1,792,860

Gross unrealized losses and fair value aggregated by investment category, all of which are less than twelve months, that individual investments have been in a continuous unrealized loss position at December 31, 2006 and 2005 were as follows:

	Total
	Fair	Unrealized
	Value	Losses

2006
Certificates of Deposit	$1,096,721	$(3,279)

	Total
	Fair	Unrealized
	Value	Losses

2005
Certificates of Deposit	$1,093,678	$(6,322)

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2006	2005

Balance — January 1	$3,257,815	$2,700,000

Net incurred related to:
Current year	30,601,329	28,203,339
Prior years	(130,701)	(280,000)

Net incurred claims	30,470,628	27,923,339

Net paid related to:
Current year	26,617,014	24,635,524
Prior years	3,123,838	2,730,000

Net paid claims	29,740,852	27,365,524

Balance — December 31	$3,987,591	$3,257,815

6.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows as of December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004

Current tax expense:
Federal	$132,960	$303,143	$295,771
State and local	6,230	25,885

Total current tax expense	139,190	329,028	295,771

Deferred tax expense:
Federal	(57,455)	(3,882)	1,816
State and local	4,287	(4,315)

Total deferred tax expense	(53,168)	(8,197)	1,816

Total provision for income taxes	$86,022	$320,831	$297,587

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are comprised of the following:

	2006	2005

Deferred tax assets:
Unearned premiums	$39,981	$40,045
Net operating loss	98,796	107,740
Claims payable	20,315	20,895
Accrued vacation	35,148	48,341
Deferred compensation	43,407
Accrued professional fees	10,823	38,759
Other, net	20,369	14,464

Gross deferred tax assets	268,839	270,244

Deferred tax liabilities:
Unrealized gain	22,276	24,027
Prepaid insurance	39,612	31,188
Accelerated depreciation	50,396	65,040
Identifiable intangible assets	69,319	135,877

Gross deferred tax liabilities	181,603	256,132

Net deferred tax asset	$87,236	$14,112

Balance sheet classification
Net current deferred tax asset	$75,881	$131,317
Net long-term deferred asset (liability)	11,355	(117,205)

Net deferred tax asset	$87,236	$14,112

Management believes it is more likely than not that deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company’s effective tax rate was different from the U.S statutory rate due to the following:

				2006	2005	2004
				Effective Tax	Effective Tax	Effective Tax
	2006	2005	2004	Rate	Rate	Rate

Provision computed at statutory rate	$64,247	$267,897	$277,288	34.0%	34.0%	34.0%
Reorganization cost	10,414	52,230		5.5	6.6
State and local taxes	6,557	12,769		3.5	1.6
Other — net	4,804	(12,065)	20,299	2.5	(1.5)	2.5

Provision for income taxes	$86,022	$320,831	$297,587	45.5%	40.7%	36.5%

The Company had $291,000 and $316,881 of net operating loss carry forwards to utilize in future years at December 31, 2006 and 2005, respectively. These losses will expire between 2010 and 2024. The Company did not have any operating loss carry forwards to utilize in future years at December 31, 2004.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEFERRED COMPENSATION PLAN

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the vesting period .

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded deferred compensation expense of approximately $73,000 related to deferred director fees and employee compensation for the year ended December 31, 2006. No deferred compensation expense was recognized in 2005 related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The Company considered SFAS 123(R) in evaluating the accounting treatment for our deferred compensation plan and recorded deferred compensation expense of approximately $54,000 related to deferred share awards for the years ended December 31, 2006. No deferred compensation expense was recognized in 2005 related to deferred share awards.

8.	EARNINGS PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic and diluted earnings per Redeemable Common Share was as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004

Net income available for Redeemable Common Shareholders	$102,941	$467,102	$517,966

Weighted average outstanding Redeemable Common Shares used to compute basic earnings per Redeemable Common Share	8,175	8,471	8,505

Basic and diluted earnings per Redeemable Common Share	$12.59	$55.14	$60.90

The weighted average outstanding Redeemable Common Shares used to compute basic earnings per Redeemable Common Share have been adjusted for the stock split that occurred effective August 31, 2005. As of December 31, 2006, no employee stock options had been issued or restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share.

9.	REDEEMABLE COMMON SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The outstanding Redeemable Common Shares in 2006, 2005, and 2004 have been adjusted for the stock split that occurred effective August 31, 2005.

Effective on July 2, 2004, new providers in the original eight county area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. This area, which we refer to as our original eight county service area, includes Butler, Clermont, Hamilton and Warren counties in Ohio, and Boone, Campbell,

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kenton and Pendleton counties in Kentucky. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of Company. Accordingly, prospective shareholders may make a subscription payment equal to the book value of one share of common share, which was $532 and $518 at December 31, 2006 and 2005, respectively. The Company’s Board of Directors review each common share subscriber, and once approved, the common share is issued.

The Company has authorized 100,000 preferred shares, without par value. As of December 31, 2006 and 2005, no preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

On August 10, 2005, the Company’s Board of Directors approved and declared a stock split in the form of a stock dividend of five Class B Redeemable Common Shares for each Class A Redeemable Common Shares and five Class B Redeemable Common Shares for each Class B Redeemable Common Share outstanding as of August 31, 2005. After the 2005 repurchases and conversion of Class A Redeemable Common Shares to Class B Redeemable Common Shares with provider retirements, there were 681 and 691 Class A Redeemable Common Shares, 7,438 and 7,769 Class B Redeemable Common Shares issued and outstanding as of December 31, 2006 and 2005, respectively.

Dividends restrictions vary among the subsidiaries. DCP is restricted by regulatory requirements of the domiciliary state, which limit by reference to statutory net income and net worth the dividends that can be paid without prior regulatory approval. Dividends paid by DCP cannot, without prior approval of the Department, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. Under these restrictions, the total dividends that may be paid by DCP in 2007 without prior regulatory approval are approximately $175,000. DCP paid a dividend of $250,000 in 2005. There were no dividends declared or paid by any subsidiaries during 2006 or 2004.

Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”). The statutory-basis net income of DCP was approximately $175,000, $311,000, and $561,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Statutory-basis net worth was approximately $4,171,000 and $3,896,000 at December 31, 2006 and 2005, respectively.

10.	LONG TERM DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 175 basis points and was 7.07% and 6.11% at December 31, 2006 and 2005, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note must be repaid, amounting to $600,000.

At December 31, 2006, the fair value of the mortgage note is approximately $1,300,000.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Required principal repayments under the mortgage loan payable are as follows:

2007	$120,000
2008	120,000
2009	120,000
2010	120,000
2011	120,000
Thereafter	780,000

Total	1,380,000
Less current portion	(120,000)

Total long-term mortgage payable	$1,260,000

In 2004, the Company entered into a Master Equipment Lease Agreement with a leasing company related to the computer hardware and software for its new dental insurance administration system. The Master Equipment Lease Agreement includes four year capital lease for computer software and implementation costs which totaled approximately $823,000. The net book value of the equipment under the capital lease is approximately $658,000 and $492,000 at December 31, 2006 and 2005, respectively. In addition at December 31, 2005 there was approximately $331,000 of cash held in escrow for payment to the software vendor included in other non-current assets in the accompanying consolidated balance sheets.

The fair value of the capital lease obligation approximates the present value of minimum lease payments at December 31, 2006.

At December 31, 2006, future required payments under the capital lease are as follows:

2007	$232,213
2008	232,213
2009	19,351

Total	483,777
Less imputed interest	(30,414)

Present value of minimum lease payments	453,363

Less current portion	(210,486)

Total long-term capital lease	$242,877

In 2005, with the acquisition of Adenta, the Company assumed debt of $241,985. Thereafter, the Company refinanced $190,000 of this debt with a note payable with a commercial bank. Interest is payable based on the 30-day LIBOR rate plus 175 basis points and was 7.07% and 6.11% at December 31, 2006 and 2005, respectively.

Required principal repayments for the note payable at December 31, 2006 is $55,416 which is payable within one year.

11.	FINANCIAL INSTRUMENTS

In 2003, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with a total notional amount of $1,500,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with Fifth Third Bank from a variable rate based on the 30-day LIBOR rate plus 175 basis points to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s risk management policy is to not enter into any trading activities related to the Agreement. The Company believes that the risk of

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nonperformance by the other party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement included other assets in the accompanying balance sheet was approximately $73,000 and $79,000 at December 31, 2006 and 2005, respectively. The amount included in other comprehensive (loss) income related to the interest rate swap was ($3,953), $15,429, and $794 (net of income tax expense (benefit) of ($2,037), $7,949, and $408) during 2006, 2005, and 2004, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases certain equipment and office space under noncancellable operating leases. Rent expense under all operating leases was approximately $210,000, $86,000, and $29,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, future approximate minimum annual lease payments under noncancellable operating leases are as follows: 2007 — $209,000; 2008 — $149,000; 2009 — $142,000; 2010 — $134,000, and 2011 — $31,023.

Litigation — Various litigation and claims against the Company are in process and pending. Based on a review of open matters with legal counsel, management believes that the outcome of such matters will not have a material effect on the Company’s financial position or results of operations.

13.	LEASE INCOME

In 2004, the Company began to lease space in its building to unrelated parties under noncancellable leases. Income recorded by the Company under noncancellable leases amounted to approximately $92,000 and $74,000 for the years ended December 31, 2006 and 2005, respectively. Such amounts are recorded as other income in the accompanying financial statements. As of December 31, 2006, future minimum annual lease income under noncancellable leases are as follows:

Years Ending
December 31

2007	$81,319
2008	71,199
2009	17,800

Total	$170,318

14.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company amounted to approximately $30,000, $26,000, and $23,000 in 2006, 2005, and 2004, respectively.

15.	LINE OF CREDIT

On January 3, 2006, DCP Holding Company entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate and was 7.75% at December 31, 2006. The Company paid $158 of interest expense for the line of credit in 2006.

As of December 31, 2006 there was no amount outstanding on the line of credit.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	SEGMENT INFORMATION

The Company manages its business with three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of three additional product lines: DentaSelect PPO, DentaPremier indemnity, and Vision Care Plus. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. These segments are consistent with information used by our Chief Executive Officer (the chief decision maker) in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of the fully insured and self-insured HMO segments are measured by gross profit. The Company does not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities, to these segments. These items are assigned to the remainder of our business, which we identify as Corporate, All Other. The Company combines all gross profit and apply that amount as a contribution to selling, general and administrative expenses, resulting in a consolidated income before taxes.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Listed below is financial information required to be reported for each industry segment. Operating segment information is based on how it is reviewed by the Company and is as follows for the years ended December 31, 2006, 2005, and 2004 (amounts in 000’s):

	Fully-Insured	Self-Insured	Corporate,
	DHMO	DHMO	All Other	Total

2006
Revenues from external customers	$37,658	$13,485	$444	$51,587
Healthcare services expense	30,178	11,808	40	42,026
Net investment income			198	198
Interest expense			121	121
Depreciation and amortization			616	616
Income before taxes			189	189
Income tax expense			86	86
Acquisition of fixed assets			160	160
Identifiable assets			12,799	12,799
2005
Revenues from external customers	$34,688	$10,044	$125	$44,857
Healthcare services expense	27,681	8,568		36,249
Net investment income			104	104
Interest expense			129	129
Depreciation and amortization			315	315
Income before taxes			788	788
Income tax expense			321	321
Acquisition of fixed assets			79	79
Identifiable assets			12,250	12,250
2004
Revenues from external customers	$30,480	$8,885	$35	$39,400
Healthcare services expense	24,702	7,591		32,293
Net investment income			32	32
Interest expense			82	82
Depreciation and amortization			230	230
Income before taxes			816	816
Income tax expense			298	298
Acquisition of fixed assets			463	463
Identifiable assets			9,688	9,688

Inter-segment revenues were not significant for 2006, 2005, or 2004. See Note 1 for a discussion of major customers — “Concentrations of Credit Risk”.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	RELATED PARTIES

All of the Company’s Class A and Class B Redeemable Common Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company paid providers who are also shareholders approximately $36,972,000, $33,476,000 and $30,897,000 in healthcare service expense in 2006, 2005 and 2004, respectively. The Company had claims payable liability to related party providers of approximately $3,508,000 and $3,008,000 at December 31, 2006 and 2005, respectively.

Seven of our Board members are also participating providers and as a group received approximately $160,000, $104,000 and $55,000 in directors fees for the years ended December 31, 2006, 2005 and 2004, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information required by this Item 10 pursuant to Item 401 of Regulation S-K regarding our directors is incorporated by reference to the Company’s Proxy Statement sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Audit Committee Report”, “Nominating Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item following Item 4 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION.

Information required by this Item 11 pursuant to Item 402 of Regulation S-K is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Benefits and Compensation Committee” and “Benefits and Compensation Committee Report” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2007.

In December of 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units which may be issued under this plan are 15,000 Class B Common Shares. In 2006, the directors, Named Executive Officers and other key employees were granted 161 restricted share units.

	Number of		Number of
	Securities to be	Weighted-Average	Securities
	Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	14,839

TOTAL	—	—	14,839

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a) The following documents are filed as part of this Form 10-K.

DCP HOLDING COMPANY (Parent Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheet Information
December 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash	$250,180	$330,180
Accounts receivable	5,553	1,818
Intercompany receivables	8,227	57,187
Prepaid expense, deposits, and other	108,032	101,053
Deferred federal income tax	71,364	60,539

Total current assets	443,356	550,777

INVESTMENT IN SUBSIDIARIES	4,790,815	4,617,148

OTHER ASSETS	74,600	1,149

TOTAL ASSETS	$5,308,771	$5,169,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$249,033	$187,856
Accrued expenses	522,737	546,988
Federal income tax payable	32,587	51,483
Other current liabilities	50,753

Total current liabilities	855,110	786,327
LONG TERM LIABILITIES:
Deferred compensation	127,670

TOTAL LIABILITIES	982,780	786,327

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value — authorized, 7,500 shares; issued and outstanding, 681 and 691 at December 31, 2006 and 2005, respectively	362,853	357,976
Class B Redeemable Common Shares, no par value — authorized, 100,000 shares; issued and outstanding, 7,438 and 7,769 at December 31, 2006 and 2005, respectively	3,963,138	4,024,771

Total Redeemable Common Shares	4,325,991	4,382,747

SHAREHOLDERS’ EQUITY —
Preferred Shares; no par value, 100,000 shared authorized, none issued

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,308,771	$5,169,074

DCP HOLDING COMPANY (Parent Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Income Information
For the Years Ended December 31, 2006, 2005, and 2004

	2006	2005	2004

Management fees from Subsidiaries	$6,477,688	$4,937,832	$
Expenses —
Selling, general and administrative expenses	6,533,320	4,984,214		48,496

Operating loss	(55,632)	(46,382)		(48,496)
Other, net	(158)	756

LOSS BEFORE INCOME TAX	(55,790)	(45,626)		(48,496)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	4,160	67,445		(15,898)
Deferred	(10,825)	(62,587)		2,048

Total	(6,665)	4,858		(13,850)

Loss before change in undistributed income of subsidiaries	(49,125)	(50,484)		(34,646)
Change in undistributed income of subsidiaries	152,066	517,586		552,612

NET INCOME ON REDEEMABLE COMMON SHARES	$102,941	$467,102		$517,966

*	DCP Holding Company was established on July 2, 2004 as a result of the reorganization of Dental Care Plus, Inc.

DCP HOLDING COMPANY (Parent Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Cash Flow Information
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,941	$467,102	$517,966
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in undistributed income of subsidiaries	(152,066)	(517,586)	(552,612)
Deferred income taxes	(10,825)	(62,587)	2,048
Effects of changes in operating assets and liabilities:
Accounts receivable	45,225	(53,458)	(5,550)
Accounts payable	61,177	169,424	18,432
Accrued expense	(24,251)	538,988	8,000
Federal income tax payable (receivable)	(18,896)	67,381	(15,898)
Deferred compensation	127,670
Other, net	(80,430)	(80,351)	(10,323)

Net cash provided by (used in) operating activities	50,545	528,913	(37,937)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(25,000)	(390,621)
Dividend received from subsidiary		250,000

Net cash used in investing activities	(25,000)	(140,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of intercompany note payable			50,000
Repayment of intercompany note payable		(50,000)
Repurchase of Redeemable Common Shares	(140,567)	(12,431)	(7,744)
Issuance of Redeemable Common Shares	35,022

Net cash provided by (used in) financing activities	(105,545)	(62,431)	42,256

INCREASE IN CASH	(80,000)	325,861	4,319
CASH — Beginning of period	330,180	4,319

CASH — End of period	$250,180	$330,180	$4,319

SCHEDULE I — PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Parent company financial information has been derived from our consolidated financial statements and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with our consolidated financial statements.

Parent company maintains its investment in all subsidiaries on the equity method.

2.	TRANSACTIONS WITH SUBSIDIARIES

Management Fee

Through intercompany service agreements approved, if required, by state regulatory agencies, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, disbursement, investment and cash administration, marketing, legal, finance, and executive management oversight.

Dividends

Our subsidiary, Dental Care Plus, declared dividends to the parent company of $250,000 in 2005. There were no dividends declared during 2006 or 2004.

Guarantee

DCP Holding Company guaranteed a note payable in the amount of $190,000 entered into by Adenta, Inc. with a commercial bank to refinance a portion of the debt assumed with the acquisition of Adenta.

3.	ACQUISITIONS

Refer to Note 2 of the notes to consolidated financial statements in the Form 10-K for a description of acquisitions.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004

	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts		Deductions	Period

Year ended December 31, 2006:	$83,214	$10,490	$(25,058	)(a)	$31,243	$37,403
Allowance for Uncollectible Accounts Receivable
Year ended December 31, 2005:	14,071	26,922	53,365	(a)	11,144	83,214
Allowance for Uncollectible Accounts Receivable
Year ended December 31, 2004:	42,644	17,108			45,681	14,071
Allowance for Uncollectible Accounts Receivable

(a)	Allowance for receivables on acquired assets from Adenta acquisition.

(3) Exhibits:

    See the List of Exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

(c) Additional Financial Statement Schedules

A summary of our unaudited quarterly results of operations for the years ended December 31, 2006 and 2005 follows:

(in thousands, except for per share results)

	2006
	March 31	June 30	September 30	December 31	Total

Premium revenue	$12,783	$12,266	$13,264	$13,274	$51,587
Income before income taxes	(164)	263	(156)	246	189
Net Income on Redeemable Common Shares	(105)	178	(117)	147	103
Earnings per Redeemable Common Share	(12.66)	21.44	(14.52)	18.31	12.59

	2005(a)
	March 31	June 30	September 30	December 31	Total

Premium revenue	$10,847	$10,812	$11,708	$11,490	$44,857
Income before income taxes	(126)	144	3	767	788
Net Income on Redeemable Common Shares	(117)	97	(1)	488	467
Earnings per Redeemable Common Share	(13.71)	11.40	(0.09)	57.54	55.14

(a)	Includes the operations of Adenta since June 2, 2005, the date of its acquisition

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

/s/ Robert C. Hodgkins, Jr. Robert C. Hodgkins, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting)	March 27, 2007

/s/ Anthony A. Cook Anthony A. Cook	President and Chief Executive Officer (Principal Executive Officer)	March 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Stephen T. Schuler Stephen T. Schuler	Chairman of the Board of Directors	March 27, 2007

/s/ Roger M. Higley Roger M. Higley	Vice Chairman of the Board of Directors	March 27, 2007

/s/ Fred J. Bronson Fred J. Bronson	Secretary	March 27, 2007

/s/ Fred H. Peck Fred H. Peck	Treasurer	March 27, 2007

/s/ Michael Carl Michael Carl	Director	March 27, 2007

/s/ Jack M. Cook Jack M. Cook	Director	March 27, 2007

/s/ Ross A. Geiger Ross A. Geiger	Director	March 27, 2007

/s/ David A. Kreyling David A. Kreyling	Director	March 27, 2007

/s/ James E. Kroeger James E. Kroeger	Director	March 27, 2007

/s/ Donald J. Peak Donald J. Peak	Director	March 27, 2007

/s/ Molly Meakin-Rogers Molly Meakin-Rogers	Director	March 27, 2007

/s/ Sanford S. Scheingold Sanford S. Scheingold	Director	March 27, 2007

/s/ Mark Zigoris Mark Zigoris	Director	March 27, 2007

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement file on May 1, 2006).
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement file on May 1, 2006).
10.1	Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement file on May 1, 2006).
10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10 registration statement file on May 1, 2006).
10.3	2006 Dental Care Plus Management Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 10 registration statement file on May 1, 2006).
10.4	Master Equipment Lease Agreement dated October 1, 2004 between The Fifth Third Leasing Company and Dental Care Plus, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement file on May 1, 2006).
10.5	Open-End Mortgage and Security Agreement dated June 12, 2003 in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement file on May 1, 2006).
10.6	Assignment of Rents and Leases dated June 12, 2003 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement file on May 1, 2006).
10.7	Form of Self-Insured Employer Group Contract (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Form 10 registration statement filed on August 11, 2006).
10.8	Form of Fully-Insured Employer Group Contract (Employer-Sponsored) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Form 10 registration statement filed on August 11, 2006).
10.9	Form of Fully-Insured Employer Group Contract (Employee-Voluntary) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Form 10 registration statement filed on August 11, 2006).
10.10	Summary of Director Compensation, filed herewith.
10.11	2006 Dental Care Plus Management Equity Incentive Plan (amended and restated), filed herewith.
14.1	Code of Ethics for Senior Financial Officers, filed herewith.
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement file on May 1, 2006).
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.