Form 10-Q
period 2007-03-31
DCP Holding CO
filed 2007-05-15
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 31, 2007 there were 674 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,489 of the Registrant’s Class B Redeemable Common Shares outstanding.

INDEX TO DCP HOLDING COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2007
PART I – FINANCIAL INFORMATION

i

Item 1. Financial Statements.
DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,982,893	$6,223,757
Short-term investments at fair value, cost of $1,200,000 and $1,100,000 at March 31, 2007 and December 31, 2006, respectively	1,197,949	1,096,721
Accounts receivable, net of allowance of $33,000 and $37,000 at March 31, 2007 and December 31, 2006, respectively	452,944	406,507
Prepaid expense, deposits, and other	176,197	141,103
Federal income tax receivable	74,459
Deferred federal income tax, current	147,691	75,881

Total current assets	7,032,133	7,943,969

INVESTMENTS	696,438	796,189

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,221,171	2,221,171
Furniture and equipment	1,928,134	1,885,238

Total property, plant, and equipment	4,513,305	4,470,409

Less accumulated depreciation and amortization	(1,376,040)	(1,274,733)

Total property, plant, and equipment—net	3,137,265	3,195,676

INTANGIBLE ASSETS, net of accumulated amortization of $250,000 and $246,000 at March 31, 2007 and December 31, 2006, respectively	200,043	203,880

GOODWILL	136,355	136,355

DEFERRED FEDERAL INCOME TAX, NON-CURRENT	15,882	11,355

OTHER ASSETS	528,116	511,910

TOTAL ASSETS	$11,746,232	$12,799,334

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$365,363	$385,902
Claims payable	2,820,607	3,987,591
Accounts payable and accrued expenses	1,894,113	1,811,349
Unearned premium revenue	858,146	587,963
Federal income tax payable		19,238
Other current liabilities	38,353	50,753

Total current liabilities	5,976,582	6,842,796

LONG TERM LIABILITIES:
Mortgage loan payable	1,230,000	1,260,000
Capital lease obligation	188,234	242,877
Deferred compensation	187,747	127,670

Total long-term liabilities	1,605,981	1,630,547

TOTAL LIABILITIES	7,582,563	8,473,343

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 674 and 681 at March 31, 2007 and December 31, 2006, respectively	343,785	362,853
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,489 and 7,438 at March 31, 2007 and December 31, 2006, respectively	3,819,884	3,963,138

Total redeemable common shares	4,163,669	4,325,991

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; issued, none

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,746,232	$12,799,334

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
Premium revenue	$14,859,067	$12,831,934

Operating expenses:
Healthcare services expense	12,144,413	10,543,182
Selling, general and administrative expense	3,030,858	2,546,197

Total operating expenses	15,175,271	13,089,379

Operating loss	(316,204)	(257,445)

Non-operating income (expense):
Investment income	50,629	40,898
Other income	33,731	83,160
Interest expense	(25,816)	(31,108)

Total non-operating income	58,544	92,950

LOSS BEFORE INCOME TAX	(257,660)	(164,495)

BENEFIT FOR INCOME TAX:
Current	(7,749)	(19,572)
Deferred	(74,217)	(39,646)

Total	(81,966)	(59,218)

NET LOSS ON REDEEMABLE COMMON SHARES	$(175,694)	$(105,277)

BASIC AND DILUTED LOSS PER REDEEMABLE COMMON SHARE	$(21.55)	$(12.66)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	8,153	8,314

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2006	681	$362,853	7,438	$3,963,138
Net loss					$(175,694)			$(175,694)	$(175,694)
Change in fair value of interest rate swap (net of income tax benefit of $2,622)						$(5,090)		(5,090)	(5,090)
Unrealized gain on investments (net of income tax of $242)						975		975	975

Total comprehensive loss									$(179,809)

Cumulative effect of change in accounting principle (FIN 48)					(5,997)			(5,997)
Class B Common Shares issued			56	29,632
Class A Common Shares exchanged for Class B Common Shares	(6)	(3,177)	6	3,177
Common shares redeemed or repurchased	(1)	(512)	(11)	(5,636)
Dilution of common shares to redemption value		(15,379)		(170,427)	181,691	4,115		185,806

BALANCE—MARCH 31, 2007	674	$343,785	7,489	$3,819,884	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2005	691	$357,976	7,769	$4,024,771
Net loss					$(105,277)			$(105,277)	$(105,277)
Change in fair value of interest rate swap (net of income tax of $4,978)						$9,664		9,664	9,664
Unrealized gain on investments (net of income tax benefit of $354)						(685)		(685)	(685)

Total comprehensive loss									$(96,298)

Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares redeemed or repurchased	(5)	(2,344)	(151)	(71,323)
Dilution of common shares to redemption value		(7,578)		(88,720)	105,277	(8,979)		96,298

BALANCE—MARCH 31, 2006	683	$346,499	7,621	$3,866,283	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable common shares	$(175,694)	$(105,277)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	105,142	127,027
Deferred income taxes	(74,217)	(39,645)
Effects of changes in operating assets and liabilities:
Accounts receivable	(46,437)	(138,244)
Prepaid expenses, deposits, and other	(35,094)	(15,719)
Other assets	(23,918)	(18,819)
Claims payable	(1,166,984)	(914,940)
Unearned premium revenue	270,183	(75,318)
Accounts payable and accrued expenses	76,766	(273,671)
Deferred compensation	60,077	32,534
Federal income tax payable	(93,697)	(237,573)

Net cash used in operating activities	(1,103,873)	(1,659,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(42,893)	(7,840)
Purchases of investments	(200,000)	(400,000)
Maturity of investments	200,000	400,000

Net cash used in investing activities	(42,893)	(7,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(30,000)	(30,000)
Repayment of capital lease	(51,433)	(48,411)
Repayments of note	(23,750)	(23,750)
Repurchase of redeemable common shares	(18,547)	(5,311)
Redeemable common shares subscribed	29,632

Net cash used in financing activities	(94,098)	(107,472)

DECREASE IN CASH	(1,240,864)	(1,774,957)

CASH—Beginning of period	6,223,757	5,628,987

CASH—End of period	$4,982,893	$3,854,030

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	26,002	31,211
Cash paid for income taxes	75,000	218,000
Redeemed common shares in other current liabilities	38,353	68,355
See accompanying notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2007 (UNAUDITED)
1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2006 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 30, 2007. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts and accrued expenses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

Premium Revenue—

Fully Insured—Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of March 31, 2007 and 2006, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.

Self-Insured—The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premium on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to $404,000 and $304,000 for the three months ended March 31, 2007 and 2006, respectively and is included in premium revenue in the accompanying consolidated statements of income.

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

Healthcare Service Expense— The Company compensates its providers based on agreed-upon fees for various services and retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any withheld amounts. Amounts withheld are a reduction of healthcare service expense in the accompanying consolidated statements of income. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

Each year the Board evaluates the performance of the dental HMO plan, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. Commencing in 2006, the Company’s annual determination of the amount of withhold payments to be made is limited to amounts withheld in the year in which the determination is made, and payments authorized by the Board are accrued in the fourth quarter of the fiscal year upon Board resolution and will be paid on or before March 15 of the following year.

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

The Company incurred claim costs related to such dental care providers amounting to approximately $12,144,000 and $10,543,000 for the three months ended March 31, 2007 and 2006, respectively.

Use of Estimates—The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is in the process of determining the impact, if any, the adoption of SFAS 159 will have on its financial statements upon adoption.

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

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 were effective for the Company January 1, 2007 (See Note 4).

4.	ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In connection with the adoption of FIN 48, the Company recorded a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48 which reduced retained earnings approximately $6,000. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $4,300. No changes were incurred to the unrecognized tax benefit for the three month period ending March 31, 2007.

The FIN 48 liability is included as a current liability in accounts payable and other accrued liabilities in the accompanying balance sheet at March 31, 2007. The entire $4,300 unrecognized tax benefit would affect the effective tax rate, if recognized.

The Company recognizes interest and penalties associated with unrecognized tax benefits as part of income tax expense. During the three month period ending March 31, 2007, the Company did not recognize any additional interest and penalties. The Company has accrued approximately $1,700 in interest and penalties as of January 1, 2007 and March 31, 2007.

The Company is primarily subject to U.S. federal and various state and local tax authorities. Tax years subsequent to 2002 remain open to examination by the Internal Revenue Service, and the other state and local a tax authorities. As of March 31, 2007, there are no U.S. federal or state returns under examination.

The Company expects to settle its entire uncertain tax position related to non-filing of an immaterial state tax obligation within the next twelve months. It is reasonably possible that the unrecognized tax benefit will change as a result of this settlement. However, management does not expect any such change to be significant.

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended March 31, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $28,000 and $19,000 related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period. For the three months ended March 31, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $32,000 and $13,000 related to deferred share awards. In total, approximately $188,000 of deferred compensation is included in other long-term liabilities in the accompanying March 31, 2007 unaudited condensed consolidated balance sheet.

6.	EARNINGS PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic earnings per Redeemable Common Share was as follows for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
	2007	2006
Net income loss dilutive to redeemable common shareholders	$(175,694)	$(105,277)

Weighted average outstanding redeemable common shares used to compute basic and diluted loss per redeemable common share	8,153	8,314

Basic and diluted loss per redeemable common share	$(21.55)	$(12.66)

7.	SEGMENT INFORMATION

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

Listed below is financial information required to be reported for each industry segment. Operating segment information is as follows for the three months ended March 31, 2007 and 2006, respectively (amounts in thousands):

	Fully-Insured	Self-Insured	Corporate,
	DHMO	DHMO	All Other	Total
Three Months Ended March 31, 2007

Revenues from external customers	$10,016	$4,540	$303	$14,859
Healthcare services expense	8,110	3,902	132	12,144
Net investment income			51	51
Interest expense			26	26
Depreciation and amortization			105	105
Income before taxes			(258)	(258)
Income tax provision			(82)	(82)
Acquisition of fixed assets			43	43
Identifiable assets			11,746	11,746

Three Months Ended March 31, 2006

Revenues from external customers	$9,425	$3,336	$71	$12,832
Healthcare services expense	7,674	2,869		10,543
Net investment income			41	41
Interest expense			31	31
Depreciation and amortization			127	127
Income before taxes			(164)	(164)
Income tax provision			(59)	(59)
Acquisition of fixed assets			8	8
Identifiable assets			10,715	10,715
Inter-segment revenues were not significant for the three months ended March 31, 2007 and 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking statements
     Portions of this report, including this discussion and the information contained in the condensed notes to the consolidated financial statements contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Form 10-K for the fiscal year ended December 31, 2006. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.
Overview
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of March 31, 2007, we had approximately 235,400 members in our dental and vision benefit programs with approximately 1,833 dentists participating in our networks of providers.
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
     In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 85% of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

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
Highlights
–	We generated net loss of approximately $(176,000) in the three months ended March 31, 2007 compared to net loss of approximately $(105,000) for the three months ended March 31, 2006.

–	Our dental and vision products grew by 18,700 members, or 8.6%, from approximately 216,700 members at December 31, 2006 to approximately 235,400 members at March 31, 2007. Our membership at March 31, 2007 includes approximately 9,500 members from sales related to our new DentaSelect PPO offering.
Comparison of Results of Operations
     The following discussion primarily deals with our results of operations for the three months ended March 31, 2007, or the 2007 quarter, the three months ended March 31, 2006, or the 2006 quarter.
     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of	As of
	March 31,	March 31,
	2007	2006	CHANGE
Membership:
Fully-insured DHMO	144,700	136,000	6.4%
Self-insured DHMO	71,200	49,000	45.3%
Corporate, All Other	19,500	10,500	85.7%

Total membership	235,400	195,500	20.4%

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2007	2006	CHANGE
Premium revenue:
Fully-insured DHMO	$10,016	$9,425	6.3%
Self-insured DHMO	4,540	3,336	36.1%
Corporate, All Other	303	71	326.8%

Total premium revenue	14,859	12,832	15.8%

Healthcare service expense:
Fully-insured DHMO	8,110	7,674	5.7%
Self-insured DHMO	3,902	2,869	36.0%
Corporate, All Other	132	0	100.0%

Total healthcare service expense	12,144	10,543	15.2%

Selling, general & administrative expenses:
Corporate, All Other	3,031	2,546	19.0%

Investment income:
Corporate, All Other	51	41	24.4%

Other income:
Corporate, All Other	34	83	-59.0%

Interest expense:
Corporate, All Other	(26)	(31)	-16.1%

Income tax provision:
Corporate, All Other	(82)	(59)	-39.0%

Summary
     Net losses on Redeemable Common Shares was $(176,000), or $(21.55) per Redeemable Common Share, in the 2007 quarter compared to net losses $(105,000), or $(12.66) per Redeemable Common Share, in the 2006 quarter. The increase in net losses for the 2007 quarter was primarily due to an increase in the operating loss of $59,000, from an operating loss of $(257,000) in the 2006 quarter to $(316,000) in the 2007 quarter. The higher operating loss in the 2006 quarter was partially offset by a $10,000 increase in investment income and a $5,000 decrease in interest expense as compared to the 2005 quarter. However other income decreased by $49,000, from $83,000 in the 2006 quarter to $34,000 in the 2007 quarter primarily due to the cancellation of the Humana Dental network lease contract in October of 2006.
     While premium revenue less healthcare services expense for the 2007 quarter increased by $426,000 as compared to the 2006 quarter, selling, general and administrative (“SG&A”) expense for the 2007 quarter was $3,031,000, $485,000 higher than the $2,546,000 for the 2006 quarter. This increase is primarily attributable to (1) higher salary and benefits costs; (2) higher in-house commissions; (3) higher broker commission expense and; (4) higher accounting and auditing fees.
Membership
     Our fully-insured dental HMO membership increased approximately 8,700 members, or 6.4%, from March 31, 2006 to March 31, 2007. This membership increase is attributable to new fully insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately 11,500 members, offset by the a reduction in 2,800 Adenta members that either transferred to our dental PPO product or to another dental carrier.
     Our self-insured dental HMO membership increased by approximately 22,200 members, or 45.3%, from approximately 49,000 members on March 31, 2006 to approximately 71,200 members on March 31, 2007 as a result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.
     Dental indemnity membership increased 46.7%, to approximately 4,400 members as of March 31, 2007 from approximately 3,000 members on March 31, 2006. These dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer out-of-area dental indemnity coverage has allowed us to sell new employer groups with out-of-area employees. At March 31, 2007, there were approximately 9,500 members in the fully-insured dental PPO product, many of which had converted from the Adenta dental product. Additionally, on March 31, 2007 we had approximately 5,600 members in the fully-insured Vision Care Plus product.

Except for approximately 3,900 Dental Care Plus dental PPO members at March 31, 2007, the dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.
Revenue
     Fully-insured dental HMO premium revenue for the 2007 quarter increased approximately $591,000, or 6.3%, compared to the 2006 quarter. Approximately $667,000 of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $148,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $224,000, from approximately $224,000 in the 2006 quarter to approximately $0 in the 2007 quarter as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Total self-insured revenue for the 2007 quarter increased approximately $1.2 million, or 36.1%, compared to the 2006 quarter. This increase is attributable to the 45.3% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2007, offset by a decrease in self insured utilization on a per member per month basis. The self-insured segment revenue has two components:
     Self-Insured Claim Revenue - Self-insured claim revenue for the 2006 quarter increased approximately $1.1 million, or 35.6%, compared to the 2006 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2007, offset by a decrease in self insured utilization on a per member per month basis.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2007 quarter increased approximately $71,000, or 43.2%, compared to the 2006 quarter. This increase is primarily attributable to the 45.3% increase in self-insured HMO membership. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.
     Corporate, all other premium revenue is derived from our fully-insured dental indemnity product, our fully-insured dental PPO products and our fully-insured vision product. In aggregate corporate, all other premium revenue increased by approximately $232,000, or 326.8%, from $71,000 in the 2006 quarter to $303,000 in the 2007 quarter.
     The dental indemnity product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees increased approximately $17,000, from $22,000 in the 2006 quarter to $39,000 in the 2007 quarter. This significant growth is the result of new employer customers with out-of-area employees contracting with us given we now have a dental indemnity product for these employees.
     The Dental Care Plus (“DCP”) fully-insured dental PPO was introduced in the third quarter of 2006. The DCP fully-insured PPO premium revenue was approximately $167,000 in the 2007 quarter. Our other dental PPO product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees increased by approximately $22,000, or 63.6%, in the 2007 quarter compared to the 2006 quarter.
     In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees increased by approximately $25,000, or 195.1%, in the 2007 quarter compared to the 2006 quarter.
Healthcare Service Expense
Fully-insured healthcare services expense for the 2007 quarter increased approximately $436,000, or 5.7%, compared to the 2006 quarter. This increase is attributable to both the 6.4% increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007. On a per member per month basis, fully-insured healthcare services expense increased by 1.4% in the 2007 quarter compared to the 2006 quarter. Given the fee schedule increase effective January 1, 2007 was approximately 2.4%, there was a slight decrease in utilization on a per member per month basis or a less expensive mix of services provided in the 2007 quarter compared to the 2006 quarter. The fully-insured healthcare services expense attributable to the Adenta, Inc. membership was approximately $148,000 for the 2006 quarter. There was no healthcare services expense attributable to Adenta membership in the 2007 quarter.
     Self-insured healthcare services expense for the 2007 quarter increased approximately $1.0 million, or 36.1%, compared to the 2006 quarter. This increase is attributable to both the 45.3% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007, offset by a slight decrease in utilization on a per member per month basis or a less expensive mix of services provided in the 2007 quarter compared to the 2006 quarter.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative, or SG&A, expenses for the 2007 quarter increased approximately $485,000, or 19.0%, compared to the 2006 quarter. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 20.4% for the 2007 quarter, increasing 20 basis points from the 2006 quarter ratio of 19.8%. These SG&A expense increases are primarily attributable to: (1) salaries and benefits increases due to the addition of sales and marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets and the addition of finance staff to support our expanded activities; (2) in-house commission and broker commission expense increases due to the increases in membership and the higher prevailing commission rates in the Kentucky markets and; (3) professional services expense increases including accounting fees and other professional consulting fees.
     Depreciation and amortization expense for the 2007 quarter decreased approximately $22,000, or 17.2%, compared to the 2006 quarter. This decrease was due primarily to a decrease in the amortization of the identifiable assets acquired in the acquisition of Adenta after the write down of the intangible asset associated with the Adenta network lease contract with Humana Dental in July of 2006.
Investment Income
     Investment income for the 2007 quarter increased approximately $10,000, or 24.4%, compared to the 2006 quarter. This increase is attributable to a slight increase in the amount invested in short-term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2007 quarter compared to the 2006 quarter and a slight increase in prevailing interest rates.
Other Income
     Other income for the 2007 quarter decreased approximately $49,000, or 59.0%, compared to the 2006 quarter. Dental provider network leasing revenue decreased by $53,000, or 84.1%, from approximately $63,000 in the 2006 quarter to approximately $10,000 in the 2007 quarter. The decrease is attributable to the loss of the revenue associated with the Humana Dental lease of the Adenta provider network that was terminated in October of 2006. These decrease in other income was offset by an increase of $4,000 in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
Interest Expense
     Interest expense for the 2007 quarter was approximately $26,000, a decrease of approximately $5,000, or 16.1% from the 2006 quarter. The decrease for the 2007 quarter is primarily attributable to a decrease in the amount of obligations outstanding during the 2007 quarter, offset by a slight increase in the prevailing interest rates associated with our variable rate contractual obligations.
Income Taxes
     Due to the variability of our earnings, we calculated our provisions for federal, state and local income taxes at the end of each quarter in lieu of using an estimated annual effective tax rate. Our estimated income tax benefit for the 2007 quarter was approximately $(82,000) with an effective tax rate of approximately 31.8%. Our estimated income tax provision for the 2006 quarter was approximately $(59,000) with an effective tax rate of 36.0%. The effective tax rate for the 2007 quarter was lower than the expected tax rate of 34% due to the deductions for state and local taxes in the 2007 quarter. The effective tax rate for the 2006 quarter was higher than the expected tax rate of 34% due to a permanent tax difference associated with non-deductible meals and entertainment expense.
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
     Cash decreased approximately $1.2 million, or 19.9%, for the 2007 quarter to approximately $5.0 million from $6.2 million as of December 31, 2006. The change in cash for the 2007 and 2006 periods is summarized as follows (in thousands):

	Three months	Three months
	ended	ended
	March 31, 2007	March 31, 2006
Net cash provided by (used in) operating activities	$(1,104)	$(1,660)
Net cash used in investing activities	(43)	(8)
Net cash used in financing activities	(94)	(107)

Decrease in cash	$(1,240)	$(1,775)

Cash Flow from Operating Activities
     In the 2007 quarter, approximately $1.1 million of cash was used in operating activities. Non-cash depreciation and amortization expense was approximately $105,000 in the 2007 quarter compared to approximately $127,000 in the 2006 quarter. This decrease is primarily associated with the decrease in the amortization of the Adenta intangible assets acquired in June of 2005 after the impairment of the Adenta intangible asset associated with the Humana Dental network lease contract in July of 2006. In addition, approximately $75,000 of cash was used related to income taxes.
     For the 2007 quarter, accounts receivable increased by approximately $46,000 due to an increase in monthly billings compared to the 2006 quarter and delays in receiving premium payments from certain customers. Our claims payable liability decreased by approximately $1.17 million in the 2007 quarter, from $3.99 million at December 31, 2006 to $2.82 million at March 31, 2007. This decrease is primarily due to decrease in reported claims in process of approximately $262,000 at March 31, 2007 compared to December 31, 2006, along with a $900,000 board-approved payment to our Dental Care Plus participating providers in respect of claim amounts withheld in 2006. The increase in our unearned premium liability of approximately $270,000 is also associated with an increase in monthly billings along with the earlier payment of premiums by employer groups in March of 2007 compared to December of 2006. Accounts payable and accrued expenses increased by approximately $77,000 in the 2007 quarter primarily due to an increase in accrued broker commissions. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2006 quarter.
Cash Flow from Investing Activities
     In the three months ended March 31, 2007, we invested approximately $43,000 in building improvements and computer equipment. In addition, two of the FDIC insured certificates of deposit matured and the proceeds were reinvested.
Cash Flow from Financing Activities
     In the three months ended March 31, 2007, we made the scheduled principal payments of $30,000 related to our office building mortgage, approximately $51,000 related to our capital lease financing for our new dental administration system, and approximately $24,000 related to our Adenta note payable. During the 2007 quarter we also repurchased Redeemable Common Shares with a value of approximately $19,000, which was offset by the issuance of Redeemable Common Shares with a value of approximately $30,000. There were no new financing commitments executed in the 2007 quarter.
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

     In the 2007 quarter, we paid $900,000 to participating providers that was authorized by the Board in December of 2006. In the 2006 quarter, we paid $300,000 to participating providers that was authorized by the Board in December of 2005.
Financial Condition
     Our consolidated cash and short-term investments were approximately $6.2 million at March 31, 2007. Our consolidated cash and short-term investments decreased by approximately $1.1 million from approximately $7.3 million as of December 31, 2006. Based on total expenses for the three months ended March 31, 2007, we estimate that we had approximately 37 days of cash and short-term investments on hand at March 31, 2007.
     This decrease in cash and short-term investments from December 31, 2006 to March 31, 2007 is primarily due to the $1.1 million of cash used in operating activities, the $43,000 of cash used in investing activities and the $94,000 of cash used in financing activities discussed above along with a shift of approximately $100,000 in FDIC insured certificate of deposit investment from short term investments to long-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2007.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 8.25% as of March 31, 2007. The Company paid interest expense of $158 in 2006 and incurred no interest expense in the 2007 quarter related to this line of credit. As of March 31, 2007, there was no amount outstanding on this line of credit.
     Together, our premium revenues, cash, short term investments and working capital line of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future Redeemable Common Share redemptions, we repurchased approximately $19,000 of Redeemable Common Shares in the three months ended March 31, 2007. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.
     We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 98% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.
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
     At March 31, 2007 and December 31, 2006, our investment portfolio consisted solely of FDIC-insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,327 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,330 increase in fair value. While the certificates of deposit with a cost of $1,900,000 at March 31, 2007 and $1,900,000 at December 31, 2006 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.
     At March 31, 2007 and December 31, 2006, we had a mortgage note with a bank with an outstanding principal balance of $1,350,000 and $1,380,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

     At March 31, 2007 and December 31, 2006, we had an outstanding note payable with a bank related to the acquisition of Adenta in the amount of approximately $32,000 and $55,000, respectively, with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease the Company’s annual pre-tax earnings by $320.
     There have been no material changes in our exposures to market risk for the period ended March 31, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Registration Statement on Form 10-K filed on March 30, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In January 2007, the Company sold 46 Class B Redeemable Common Shares to a member of the Board of Directors, at a price of $532.82 per share, the book value of a Redeemable Common share at December 31, 2006. In February of 2007, the Company sold 10 Class B Redeemable Common Shares to a member of the Board of Directors, at a price of $513.19 per share, the book value of a Redeemable Common Share at and January 31, 2007. The securities were sold in a private placement exempt from registration under the Securities Act of 1933, as amended, (the “Act”) pursuant to Section 4(2) of the Act and Regulation D. The private placement is being made using a confidential private placement memorandum only to Company directors, Company employees, participating dentists or retired participating dentists in one of the Company’s dental plans.
     We repurchased and retired 0 Class A Redeemable Common Shares and 36 Class B Redeemable Common Shares during the three months ended March 31, as follows:

				Total Number
				of Shares
				Purchased as	Maximum
				Part of a	Number of Shares
				Publicly	that May Yet Be
	Total Class A	Total Class B	Average price	Announced	Purchased Under
	shares	shares	paid	Plans or	the Plans or
Period	purchased	purchased	per share	Programs	Programs
January 1 – January 31, 2007	0	0	N/A	0	N/A
February 1 – February 28, 2007	0	36(a)	$515.21	0	N/A
March 1 – March 31, 2007	0	0	N/A	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.

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

DCP HOLDING COMPANY

May 14, 2007	By: /s/ Robert C. Hodgkins, Jr. Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002