Form 10-Q
period 2007-06-30
DCP Holding CO
filed 2007-08-13
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51954

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 30, 2007 there were 659 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,694 of the Registrant’s Class B Redeemable Common Shares outstanding.

INDEX TO DCP HOLDING COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2007

i

Item 1. Financial Statements.
DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$6,098,574	$6,223,757
Short-term investments at fair value, cost of $716,000 and $1,100,000 at June 30, 2007 and December 31, 2006, respectively	714,710	1,096,721
Accounts receivable, net of allowance of $9,000 and $37,000 at June 30, 2007 and December 31, 2006, respectively	361,227	406,507
Prepaid expense, deposits, and other	138,952	141,103
Deferred federal income tax, current	75,825	75,881

Total current assets	7,389,288	7,943,969

INVESTMENTS	1,249,863	796,189

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,236,866	2,221,171
Furniture and equipment	1,960,832	1,885,238

Total property, plant, and equipment	4,561,698	4,470,409
Less accumulated depreciation and amortization	(1,470,655)	(1,274,733)

Total property, plant, and equipment—net	3,091,043	3,195,676

INTANGIBLE ASSETS, Net of accumulated amortization of $254,000 and $246,000 at June 30, 2007 and December 31, 2006, respectively	196,206	203,880

GOODWILL	136,355	136,355

DEFERRED FEDERAL INCOME TAX, NON-CURRENT	11,355	11,355

OTHER ASSETS	484,729	511,910

TOTAL ASSETS	$12,558,839	$12,799,334

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$336,955	$385,902
Claims payable	3,234,702	3,987,591
Accounts payable and accrued expenses	1,725,058	1,811,349
Unearned premium revenue	962,697	587,963
Federal income tax payable	41,494	19,238
Other current liabilities	32,244	50,753

Total current liabilities	6,333,150	6,842,796

LONG TERM LIABILITIES:
Mortgage loan payable	1,200,000	1,260,000
Capital lease obligation	132,758	242,877
Deferred compensation	250,206	127,670

Total long-term liabilities	1,582,964	1,630,547

TOTAL LIABILITIES	7,916,114	8,473,343

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 659 and 681 at June 30, 2007 and December 31, 2006, respectively	366,282	362,853
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,694 and 7,438 at June 30, 2007 and December 31, 2006, respectively	4,276,443	3,963,138

Total redeemable common shares	4,642,725	4,325,991

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; none issued and outstanding

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,558,839	$12,799,334

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Premium revenue	$14,553,860	$12,330,130	$29,412,927	$25,162,063

Operating expenses:
Healthcare services expense	11,355,944	9,744,067	23,500,357	20,287,249
Selling, general and administrative expense	2,690,907	2,416,910	5,721,765	4,963,107

Total operating expenses	14,046,851	12,160,977	29,222,122	25,250,356

Operating income (loss)	507,009	169,153	190,805	(88,293)

Non-Operating Income (Expense):
Investment income	58,152	42,327	108,781	83,225
Other income	17,086	84,620	50,817	167,780
Interest expense	(23,866)	(32,770)	(49,682)	(63,877)

Total non-operating income	51,372	94,177	109,916	187,128

INCOME BEFORE INCOME TAX	558,381	263,330	300,721	98,835

INCOME TAX PROVISION	187,676	85,403	105,710	26,185

NET INCOME ON REDEEMABLE COMMON SHARES	$370,705	$177,927	$195,011	$72,650

BASIC EARNINGS PER REDEEMABLE COMMON SHARE	$45.45	$21.44	$23.92	$8.75

DILUTIVE EARNINGS PER REDEEMABLE COMMON SHARE	$45.22	$21.44	$23.79	$8.75

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2006	681	$362,853	7,438	$3,963,138
Net income					$195,011			$195,011	$195,011
Change in fair value of interest rate swap (net of income tax of $1,190)						$2,311		2,311	2,311
Unrealized loss on investments (net of income tax benefit of $1,135)						(2,202)		(2,202)	(2,202)

Total comprehensive loss									$195,120

Cumulative effect of change in accounting principle (FIN 48)					(5,997)			(5,997)
Class B Common Shares issued			292	153,492
Class A Common Shares exchanged for Class B Common Shares	(18)	(9,473)	18	9,473
Common shares redeemed or repurchased	(4)	(1,724)	(54)	(24,157)
Accretion of common shares to redemption value		14,626		174,497	(189,014)	(109)		(189,123)

BALANCE—JUNE 30, 2007	659	$366,282	7,694	$4,276,443	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2005	691	$357,976	7,769	$4,024,771
Net income					$72,650			$72,650	$72,650
Change in fair value of interest rate swap (net of income tax of $8,093)						$15,709		15,709	15,709
Unrealized loss on investments (net of income tax benefit of $354)						(2,053)		(2,053)	(2,053)

Total comprehensive loss									$86,306

Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares redeemed or repurchased	(5)	(2,344)	(361)	(169,191)
Accretion of common shares to redemption value		8,563		77,743	(72,650)	(13,656)		(86,306)

BALANCE—JUNE 30, 2006	683	$362,640	7,411	$3,934,878	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable common shares	$195,011	$72,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	203,594	264,970
Deferred income taxes		(114,322)
Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	45,280	(102,277)
Prepaid expenses, deposits, and other	2,151	76,283
Other assets	(44,318)	(37,765)
Claims payable	(752,889)	(274,737)
Unearned premium revenue	374,734	360,429
Accounts payable and accrued expenses	(92,288)	15,553
Deferred compensation	122,536	69,255
Federal income tax payable	22,256	(75,627)

Net cash provided by operating activities	76,067	254,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(91,286)	(36,672)
Acquisition of business, net of acquired cash		(25,000)
Purchases of investments	(700,000)	(800,000)
Maturities of investments	700,000	800,000

Net cash used in investing activities	(91,286)	(61,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(60,000)	(60,000)
Repayment of capital lease	(103,650)	(97,560)
Repayments of note	(55,417)	(47,500)
Repurchase of redeemable common shares	(44,389)	(113,347)
Redeemable common shares issued	153,492

Net cash used in financing activities	(109,964)	(318,407)

DECREASE IN CASH	(125,183)	(125,667)

CASH—Beginning of period	6,223,757	5,628,987

CASH—End of period	$6,098,574	$5,503,320

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	50,289	64,202
Cash paid for income taxes	75,000	218,000
Redeemed common shares in other current liabilities	32,244	58,188
See accompanying notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2007 (UNAUDITED)
1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2006 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 30, 2007. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2006. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts and accrued expenses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

Premium Revenue—

Fully Insured—Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of June 30, 2007 and 2006, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.

Self-Insured—The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to approximately $398,000 and $249,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $802,000 and $553,000 for the six months ended June 30, 2007 and 2006, respectively and is included in premium revenue in the accompanying condensed consolidated statements of income.

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
The Company incurred claim costs related to such dental care providers amounting to approximately $11,356,000 and $9,744,000 for the three months ended June 30, 2007 and 2006, respectively, and approximately $23,500,000 and $20,287,000 for the six months ended June 30, 2007 and 2006, respectively.

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

In connection with the adoption of FIN 48, the Company recorded a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48 which reduced retained earnings approximately $6,000. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $4,300. No changes were incurred to the unrecognized tax benefit for the six month period ending June 30, 2007.

The FIN 48 liability is included as a current liability in accounts payable and other accrued liabilities in the accompanying balance sheet at June 30, 2007. The entire $4,300 unrecognized tax benefit would affect the effective tax rate, if recognized.

The Company recognizes interest and penalties associated with unrecognized tax benefits as part of income tax expense. During the three and six month period ending June 30, 2007, the Company did not recognize any additional interest and penalties. The Company has accrued approximately $1,700 in interest and penalties as of January 1, 2007 and June 30, 2007.

The Company is primarily subject to US federal and various US state and local tax authorities. Tax years subsequent to 2002 remain open to examination by the Internal Revenue Service, and the other state and local a tax authorities. As of June 30, 2007, there are no U.S. federal or state returns under examination.

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended June 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $23,000 and $18,000 related to deferred director fees and employee compensation. For the six months ended June 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $51,000 and $37,000 related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period. For the three months ended June 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $44,400 and $18,000 related to deferred share awards. For the six months ended June 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $76,800 and $32,000 related to deferred share awards. In total, approximately $250,000 of deferred compensation is included in other long-term liabilities in the accompanying June 30, 2007 unaudited condensed consolidated balance sheet.

6.	EARNINGS PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic earnings per Redeemable Common Share was as follows for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income accretive to redeemable common shareholders	$370,705	$177,927	$195,011	$72,650

Weighted average outstanding redeemable common shares used to compute basic earnings per redeemable common share	8,156	8,299	8,154	8,307

Weighted average outstanding redeemable common shares used to compute diluted earnings per redeemable common share	8,198	8,299	8,196	8,307

Basic earnings per redeemable common share	$45.45	$21.44	$23.92	$8.75

Diluted earnings per redeemable common share	$45.22	$21.44	$23.79	$8.75

7.	SEGMENT INFORMATION
The Company manages its business with three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of three additional product lines: DentaSelect dental PPO, DentaPremier dental indemnity, and Vision Care Plus. The Company identified their segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. These segments are consistent with information used by the Company’s Chief Executive Officer (the chief decision maker) in managing their business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.
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
Listed below is financial information required to be reported for each industry segment. Operating segment information is as follows for the three months and six months ended June 30, 2007 and 2006, respectively (amounts in thousands):

	Fully-Insured	Self-Insured	Corporate,
	DHMO	DHMO	All Other	Total
Three Months Ended June 30, 2007

Revenues from external customers	$10,027	$4,217	$310	$14,554
Healthcare services expense	7,583	3,587	186	11,356
Net investment income			58	58
Interest expense			24	24
Depreciation and amortization			99	99
Income before taxes			558	558
Income tax provision			188	188
Acquisition of fixed assets			48	48
Identifiable assets			12,559	12,559

Three Months Ended June 30, 2006

Revenues from external customers	$9,361	$2,860	$109	$12,330
Healthcare services expense	7,302	2,442		9,744
Net investment income			22	22
Interest expense			33	33
Depreciation and amortization			138	138
Income before taxes			263	263
Income tax provision			85	85
Acquisition of fixed assets			29	29
Identifiable assets			12,136	12,136

	Fully-Insured	Self-Insured	Corporate,
	DHMO	DHMO	All Other	Total
Six Months Ended June 30, 2007

Revenues from external customers	$20,043	$8,757	$613	$29,413
Healthcare services expense	15,693	7,489	318	23,500
Net investment income			109	109
Interest expense			50	50
Depreciation and amortization			204	204
Income before taxes			301	301
Income tax provision			106	106
Acquisition of fixed assets			91	91
Identifiable assets			12,559	12,559

Six Months Ended June 30, 2006

Revenues from external customers	$18,786	$6,196	$180	$25,162
Healthcare services expense	14,976	5,311		20,287
Net investment income			83	83
Interest expense			64	64
Depreciation and amortization			265	265
Income before taxes			99	99
Income tax provision			26	26
Acquisition of fixed assets			37	37
Identifiable assets			12,136	12,136
Inter-segment revenues were not significant for the three and six months ended June 30, 2007 and 2006.

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
Overview
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of June 30, 2007, we had approximately 236,700 members in our dental and vision benefit programs with approximately 1,861 dentists participating in our networks of providers.
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
     As a result of a decline in preference for tightly managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Dental costs are subject to a high rate of inflation due to many factors, including new higher priced technologies and dental procedures, increasing capacity and supply of dental services, new dental service techniques and therapies, an aging population, lifestyle challenges including obesity and smoking, the tort liability system, and government regulations. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings through productivity gains.
Highlights
-	We generated net income of approximately $371,000 in the three months ended June 30, 2007 compared to net income of approximately $178,000 for the three months ended June 30, 2006.

-	We generated net income of approximately $195,000 in the six months ended June 30, 2007 compared to net income of approximately $73,000 for the six months ended June 30, 2006.

-	Our dental and vision products grew by 20,000 members, or 9.2%, from approximately 216,700 members at December 31, 2006 to approximately 236,700 members at June 30, 2007. Our membership at June 30, 2007 includes approximately 11,700 members from sales related to our DentaSelect dental PPO offering.
Comparison of Results of Operations
     The following discussion primarily deals with our results of operations for the three months ended June 30, 2007, or the 2007 quarter, the three months ended June 30, 2006, or the 2006 quarter, the six months ended June 30, 2007, or the 2007 period, and the six months ended June 30, 2006 or the 2006 period.
     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of June 30,	As of June 30,
	2007	2006	CHANGE
Membership:
Fully-insured DHMO	144,600	137,400	5.2%
Self-insured DHMO	69,800	50,000	39.6%
Corporate, All Other	22,300	13,500	65.2%

Total membership	236,700	200,900	17.8%

	Three months	Three months
	ended	ended
	June 30, 2007	June 30, 2006	Change
Premium revenue:
Fully-insured DHMO	$10,027	$9,361	7.1%
Self-insured DHMO	4,217	2,860	47.4%
Corporate, All Other	310	109	184.4%

Total premium revenue	14,554	12,330	18.0%

Healthcare service expense:
Fully-insured DHMO	7,583	7,302	3.8%
Self-insured DHMO	3,587	2,442	46.9%
Corporate, All Other	186		100.0%

Total healthcare service expense	11,356	9,744	16.5%

Selling, general & administrative expense:
Corporate, All Other	2,691	2,417	11.3%

Investment income:
Corporate, All Other	58	42	38.1%

Other income:
Corporate, All Other	17	85	-80.0%

Interest expense:
Corporate, All Other	(24)	(33)	-27.3%

Income tax provision
Corporate, All Other	188	85	121.2%

	Six months	Six months
	ended	ended
	June 30, 2007	June 30, 2006	Change
Premium revenue:
Fully-insured DHMO	$20,043	$18,786	6.7%
Self-insured DHMO	8,757	6,196	41.3%
Corporate, All Other	613	180	240.6%

Total premium revenue	29,413	25,162	16.9%

Healthcare service expense:
Fully-insured DHMO	15,693	14,976	4.8%
Self-insured DHMO	7,489	5,311	41.0%
Corporate, All Other	318		100.0%

Total healthcare service expense	23,500	20,287	15.8%

Selling, general & administrative expense:
Corporate, All Other	5,722	4,963	15.3%

Investment income:
Corporate, All Other	109	83	31.3%

Other income:
Corporate, All Other	51	168	-69.6%

Interest expense:
Corporate, All Other	(50)	(64)	-21.9%

Income tax provision
Corporate, All Other	106	26	307.7%

Summary
     Net income on Redeemable Common Shares increased by $193,000 from $178,000, or $21.44 per Redeemable Common Share, in the 2006 quarter to $371,000, or $45.45 per Redeemable Common Share, in the 2007 quarter. The increase in net income for the 2007 quarter was primarily due to an increase in operating income of $338,000, from operating income of $169,000 in the 2006 quarter to $507,000 in the 2007 quarter. The higher operating income in the 2007 quarter was partially offset by a $68,000 decrease in other income primarily due to the cancellation of the Humana Dental network lease contract in October of 2006. However, investment income increased by $16,000, from $42,000 in the 2006 quarter to $58,000 in the 2007 quarter, and interest expense decreased by $9,000, from $33,000 in the 2006 quarter to $24,000 in the 2007 quarter.
     While premium revenue less healthcare services expense for the 2007 quarter increased by $612,000 as compared to the 2006 quarter, selling, general and administrative (“SG&A”) expense for the 2007 quarter was $2,691,000, $274,000 higher than the $2,417,000 for the 2006 quarter. This increase is primarily attributable to (1) higher salary and benefits costs; (2) higher in-house commissions; (3) higher broker commission expense; (4) higher accounting and auditing fees and (5) higher professional consulting expense related to Sarbanes-Oxley compliance.
Membership
     Our fully-insured dental HMO membership increased approximately 7,200 members, or 5.2%, from June 30, 2006 to June 30, 2007. This membership increase is attributable to new fully insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately 10,100 members, offset by the reduction of approximately 2,900 dental HMO members due to a limited number of employer groups that did not renew their contracts with Dental Care Plus in the last 12 months.
     Our self-insured dental HMO membership increased by approximately 19,800 members, or 39.6%, from approximately 50,000 members as of June 30, 2006 to approximately 69,800 members on June 30, 2007 as a result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.
     Dental indemnity membership increased 32.4% to approximately 4,500 members as of June 30, 2007 from approximately 3,400 members on June 30, 2006. These dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer out-of-area dental indemnity coverage has allowed us to sell new employer groups with out-of-area employees. At June 30, 2007, there were approximately 11,600 members in the fully-insured dental PPO product, many of which had converted from the Adenta dental product. Additionally, on June 30, 2007 we had approximately 6,200 members in the fully-insured Vision Care Plus product. Except for approximately 5,900 Dental Care Plus dental PPO members at June 30, 2007, the dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.
Revenue
     Fully-insured dental HMO premium revenue for the 2007 quarter increased approximately $666,000, or 7.1%, compared to the 2006 quarter. Approximately $549,000 of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $219,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $102,000, from approximately $102,000 in the 2006 quarter to approximately $0 in the 2007 quarter as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Fully-insured dental HMO premium revenue for the 2007 period increased approximately $1,257,000, or 6.7%, compared to the 2006 period. Approximately $1,216,000 of this premium revenue increase is attributable to membership volume increases in the dental HMO product line and approximately $367,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $326,000, from approximately $326,000 in the 2006 period to approximately $0 in the 2007 period as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Total self-insured revenue for the 2007 quarter increased approximately $1,357,000, or 47.4%, compared to the 2006 quarter. This increase is attributable to the 39.6% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2007. Total self-insured revenue for the 2007 period increased approximately $2,561,000, or 41.3%, compared to the 2006 quarter. This increase is attributable to the 39.6% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2007. The self-insured segment revenue has two components:

     Self-Insured Claim Revenue - Self-insured claim revenue for the 2007 quarter increased approximately $1.3 million, or 47.4%, compared to the 2006 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2007. Self-insured claim revenue for the 2007 period increased approximately $2.4 million, or 41.4%, compared to the 2006 period. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2007.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2007 quarter increased approximately $64,000, or 38.2%, compared to the 2006 quarter. Self-insured ASO fees for the 2007 period increased approximately $135,000, or 40.6%, compared to the 2006 quarter. These increases are primarily attributable to the 39.6% increase in self-insured HMO membership. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.
     Corporate, All Other premium revenue is derived from our fully-insured dental indemnity product, our fully-insured dental PPO products and our fully-insured vision product. In aggregate corporate, all other premium revenue increased by approximately $201,000, or 184.4%, from $109,000 in the 2006 quarter to $310,000 in the 2007 quarter. In the 2007 period, corporate, all other premium revenue increased by approximately $433,000, or 240.6%, from $180,000 in the 2006 period to $613,000 in the 2007 period.
     The dental indemnity product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees decreased approximately $7,000, from $45,000 in the 2006 quarter to $38,000 in the 2007 quarter.
     The Dental Care Plus fully-insured dental PPO was introduced in the third quarter of 2006. The fully-insured PPO premium revenue was approximately $215,000 in the 2007 quarter and $381,000 in the 2007 period. Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees decreased by approximately $27,000, or 63.0%, in the 2007 quarter compared to the 2006 quarter and by approximately $4,000, or 5.6%, in the 2007 period compared to the 2006 period. These dental PPO administrative fees have decreased as a result of the transitioning of the dental PPO to the fully-insured dental PPO product at renewal.
     In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees increased by approximately $18,000, or 86.7%, from approximately $21,000 in the 2007 quarter to approximately $40,000 in the 2006 quarter. In the 2007 period these vision product administrative fees increased by approximately $44,000, or 56.1%, from approximately $34,000 in the 2006 period to approximately $78,000 in the 2007 period.
Healthcare Service Expense
     Fully-insured healthcare services expense for the 2007 quarter increased approximately $281,000, or 3.8%, compared to the 2006 quarter. This increase is attributable to both the 5.2% increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007. On a per member per month basis, fully-insured healthcare services expense increased by 2.6% in the 2007 quarter compared to the 2006 quarter. This per member per month increase is primarily the result of the fee schedule increase effective January 1, 2007 of approximately 2.4% .
     Fully-insured healthcare services expense for the 2007 period increased approximately $717,000, or 4.8%, compared to the 2006 period. This increase is attributable to both the 5.2% increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007. On a per member per month basis, fully-insured healthcare services expense increased by 1.9% in the 2007 period compared to the 2006 period. Given the fee schedule increase effective January 1, 2007 was approximately 2.4%, there was a slight decrease in utilization on a per member per month basis or a less expensive mix of services provided in the 2007 period compared to the 2006 period. The fully-insured healthcare services expense attributable to the Adenta, Inc. membership was approximately $226,000 for the 2006 quarter. There was no healthcare services expense attributable to Adenta membership in the 2007 quarter.
     Self-insured healthcare services expense for the 2007 quarter increased approximately $1.1 million, or 46.9%, compared to the 2006 quarter. This increase is attributable to both the 39.6% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007. Self-insured healthcare services expense for the 2007 period increased approximately $2.2 million, or 41.0%, compared to the 2006 period. This increase is attributable to both the 39.6% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007.

Selling, General and Administrative Expenses
     Consolidated selling, general and administrative, or SG&A, expenses for the 2007 quarter increased approximately $274,000, or 11.3%, compared to the 2006 quarter. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 18.5% for the 2007 quarter, decreasing 110 basis points from the 2006 quarter ratio of 19.6%. SG&A expenses for the 2007 period increased approximately $759,000, or 15.3%, compared to the 2006 period. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 19.5% for the 2007 period, decreasing 20 basis points from the 2006 period ratio of 19.7%. These SG&A expense increases are primarily attributable to: (1) salaries and benefits increases due to the addition of sales and marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets and the addition of finance staff to support our expanded activities; (2) in-house commission and broker commission expense increases due to the increases in membership and the higher prevailing commission rates in the Kentucky markets and; (3) professional services expense increases including accounting fees and other professional consulting fees.
     Depreciation and amortization expense for the 2007 quarter decreased approximately $39,000, or 28.3%, compared to the 2006 quarter. Depreciation and amortization expense for the 2007 period decreased approximately $61,000, or 23.0%, compared to the 2006 period. These decreases were due primarily to a decrease in the amortization of the identifiable assets acquired in the acquisition of Adenta after the write down of the intangible asset associated with the Adenta network lease contract with Humana Dental in July of 2006.
Investment Income
     Investment income for the 2007 quarter increased approximately $16,000, or 38.1%, compared to the 2006 quarter. Investment income for the 2007 period increased approximately $26,000, or 31.3%, compared to the 2006 period. These increases are attributable to an increase in the amount invested in short-term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2007 quarter and 2007 period compared to the 2006 quarter and a slight increase in prevailing interest rates.
Other Income
     Other income for the 2007 quarter decreased approximately $68,000, or 80.0%, compared to the 2006 quarter. Dental provider network leasing revenue decreased by $57,000, or 94.0%, from approximately $60,000 in the 2006 quarter to approximately $3,000 in the 2007 quarter. The decrease is primarily attributable to the loss of the revenue associated with the Humana Dental lease of the Adenta provider network that was terminated in October of 2006. This decrease in other income also included an $11,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
     Other income for the 2007 period decreased approximately $117,000, or 69.6%, compared to the 2006 period. Dental provider network leasing revenue decreased by $110,000, or 89.2%, from approximately $123,000 in the 2006 period to approximately $13,000 in the 2007 period. The decrease is primarily attributable to the loss of the revenue associated with the Humana Dental lease of the Adenta provider network that was terminated in October of 2006. This decrease in other income also included a $7,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
Interest Expense
     Interest expense for the 2007 quarter was approximately $24,000, a decrease of approximately $9,000, or 27.3% from the 2006 quarter. Interest expense for the 2007 period was approximately $50,000, a decrease of approximately $14,000, or 21.9% from the 2006 period. These decreases are primarily attributable to a decrease in the amount of obligations outstanding during the 2007 quarter and the 2007 period, offset by a slight increase in the prevailing interest rates associated with our variable rate contractual obligations.

Income Taxes
     The effective tax rate during the 2007 quarter slightly increased to 33.6% as compared to 32.4% in the 2006 quarter. The higher effective tax rate during the 2007 quarter is attributable to lower estimated state and local taxes in the 2007 quarter. The effective tax rate for the 2007 quarter is lower than the federal statutory rate as a result of the combined impact of state and local income tax deductions. The effective tax rate during the 2007 period increased to 35.2% as compared to 26.5% in the 2006 period. The lower effective tax rate of the 2006 period reflects a favorable impact of state and local tax credits.
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
     Cash decreased approximately $125,000, or 2.0%, for the 2007 period to approximately $6.1 million from $6.2 million as of December 31, 2006. The change in cash for the 2007 and 2006 periods is summarized as follows (in thousands):

	Six months	Six months
	ended	ended
	June 30, 2007	June 30, 2006
Net cash provided by operating activities	$76	$254
Net cash used in investing activities	(91)	(62)
Net cash used in financing activities	(110)	(318)

Decrease in cash	$(125)	$(126)

Cash Flow from Operating Activities
     In the six months ended June 30, 2007, approximately $76,000 of cash was provided by operating activities. Non-cash depreciation and amortization expense was approximately $204,000 in the 2007 period compared to approximately $265,000 in the 2006 period. This decrease is primarily associated with the decrease in the amortization of the Adenta intangible assets acquired in June of 2005 after the impairment of the Adenta intangible asset associated with the Humana Dental network lease contract in July of 2006. In addition, approximately $75,000 of cash was used related to income taxes.
     In the 2007 period, accounts receivable decreased by approximately $45,000 due to more effective accounts receivable collection activities. Our claims payable liability decreased by approximately $753,000 in the 2007 period, from $3,988,000 at December 31, 2006 to $3,235,000 at June 30, 2007. This decrease is primarily due to a $900,000 board-approved payment to our Dental Care Plus participating providers in respect of claim amounts withheld in 2006. The increase in our unearned premium liability of approximately $375,000 is also associated with an increase in monthly billings along with the earlier payment of premiums by employer groups in June of 2007 compared to December of 2006. Accounts payable and accrued expenses decreased by approximately $92,000 in the 2007 period primarily due to a decrease in accrued broker commissions. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2006 period.
Cash Flow from Investing Activities
     In the six months ended June 30, 2007, we invested approximately $91,000 in building improvements, furniture and fixtures and computer equipment. In addition, seven of the Company’s FDIC insured certificates of deposit matured and the proceeds were reinvested.
Cash Flow from Financing Activities
     In the six months ended June 30, 2007, we made the scheduled principal payments of $60,000 related to our office building mortgage, approximately $104,000 related to our capital lease financing for our new dental administration system, and approximately $55,000 related to our Adenta note payable. During the 2007 period we also repurchased Redeemable Common Shares with a value of approximately $44,000, which was offset by the issuance of Redeemable

Common Shares with a value of approximately $153,000. There were no new financing commitments executed in the 2007 period.
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
     In the 2007 period, we paid $900,000 to participating providers that was authorized by the Board in December of 2006. In the 2006 period, we paid $300,000 to participating providers that was authorized by the Board in December of 2005.
Financial Condition
     Our consolidated cash and short-term investments were approximately $6.1 million at June 30, 2007. Our consolidated cash and short-term investments decreased by approximately $500,000 from approximately $7.3 million as of December 31, 2006 to approximately $6.8 million as of June 30, 2007. Based on total expenses for the six months ended June 30, 2007, we estimate that we had approximately 42 days of cash and short-term investments on hand at June 30, 2007.
     This decrease in cash and short-term investments from December 31, 2006 to June 30, 2007 is primarily due to the $76,000 of cash provided by operating activities, the $91,000 of cash used in investing activities and the $110,000 of cash used in financing activities discussed above along with a shift of approximately $454,000 in investments from short term investments to long-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2007.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 8.25% as of June 30, 2007. The Company paid interest expense of $158 in 2006 and incurred no interest expense in the 2007 period related to this line of credit. As of June 30, 2007, there was no amount outstanding on this line of credit.
     Together, our premium revenues, cash, short term investments and working capital line of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments. In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future Redeemable Common June 30, 2007, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.
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
     At June 30, 2007 and December 31, 2006, our investment portfolio consisted solely of FDIC-insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,330 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,330 increase in fair value. While the certificates of deposit with a cost of $1,900,000 at June 30, 2007 and $1,900,000 at December 31, 2006 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.
     At June 30, 2007 and December 31, 2006, we had a mortgage note with a bank with an outstanding principal balance of $1,320,000 and $1,380,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.
     There have been no material changes in our exposures to market risk for the period ended June 30, 2007.
ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     There have been no additional unregistered sales of equity securities in the quarter ended June 30, 2007 other than those previously reported on a Form 8K.
     We repurchased and retired 3 Class A Redeemable Common Shares and 45 Class B Redeemable Common Shares during the three months ended June 30, as follows:

				Total Number
				of Shares
				Purchased as	Maximum
				Part of a	Number of Shares
				Publicly	that May Yet Be
	Total Class A	Total Class B	Average price	Announced	Purchased Under
	shares	shares	paid	Plans or	the Plans or
Period	purchased	purchased	per share	Programs	Programs

April 1 – April 30, 2007	3 (a)	45 (a)	$538.38	0	N/A
May 1 – May 31, 2007	0	0	N/A	0	N/A
June 1 – June 30, 2007	0	0	N/A	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of shareholders was held on April 25, 2007. At the meeting, the shareholders voted to re-elect certain persons to the Board of Directors for a term expiring at the 2009 annual meeting of shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld as well as shares not voted for the election of the six nominees.

Names	For	Withheld	Not Voted
Fred J. Bronson, DDS	342	20	304
Jack M. Cook, MHA	341	21	304
Fred H. Peck, DDS	341	21	304
Molly Meakin-Rogers, MBA, CPA	341	21	304
Stephen T. Schuler, DMD	341	22	303
Mark Zigoris, DDS	340	22	304
     The following are the names of each other director whose term of office as a director continued after the 2007 annual meeting of shareholders (in this case, for terms expiring at the 2008 annual meeting of shareholders):

Names
Ross A. Geiger
Roger M. Higley, DDS
David A. Kreyling, DMD
Donald J. Peak, CPA
Sanford S. Scheingold, DDS
Michael Carl, DDS
James E. Kroeger, MBA, CPA
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

DCP HOLDING COMPANY
August 10, 2007	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item
31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002