Form 10-Q
period 2007-09-30
DCP Holding CO
filed 2007-11-14
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51954

DCP Holding Company
(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Crowne Point Place Sharonville, Ohio (Address of Principal Executive Office)	45241 (Zip Code)
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
Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 30, 2007 there were 655 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,814 of the Registrant’s Class B Redeemable Common Shares outstanding.

INDEX TO DCP HOLDING COMPANY
REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2007
PART I – FINANCIAL INFORMATION

i

Item 1. Financial Statements.
     DCP HOLDING COMPANY AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash	$4,599,145	$6,223,757
Short-term investments at fair value, cost of $508,000 and $1,100,000 at September 30, 2007 and December 31, 2006, respectively	507,158	1,096,721
Accounts receivable, net of allowance of $7,000 and $37,000 at September 30, 2007 and December 31, 2006, respectively	577,125	406,507
Prepaid expense, deposits, and other	150,344	141,103
Federal income tax receivable	242,853
Deferred federal income tax, current	82,326	75,881

Total current assets	6,158,951	7,943,969

INVESTMENTS	1,454,026	796,189

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,236,866	2,221,171
Furniture and equipment	1,989,000	1,885,238

Total property, plant, and equipment	4,589,866	4,470,409

Less accumulated depreciation and amortization	(1,568,776)	(1,274,733)

Total property, plant, and equipment—net	3,021,090	3,195,676

INTANGIBLE ASSETS, Net of accumulated amortization of $258,000 and $246,000 at September 30, 2007 and December 31, 2006, respectively	192,369	203,880

GOODWILL	136,355	136,355

DEFERRED FEDERAL INCOME TAX, NON-CURRENT	11,355	11,355

OTHER ASSETS	501,385	511,910

TOTAL ASSETS	$11,475,531	$12,799,334

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$340,265	$385,902
Claims payable	2,681,394	3,987,591
Accounts payable and accrued expenses	1,575,748	1,811,349
Unearned premium revenue	633,541	587,963
Federal income tax payable		19,238
Other current liabilities	27,800	50,753

Total current liabilities	5,258,748	6,842,796

LONG TERM LIABILITIES:
Mortgage loan payable	1,170,000	1,260,000
Capital lease obligation	76,435	242,877
Deferred compensation	329,953	127,670

Total long-term liabilities	1,576,388	1,630,547

TOTAL LIABILITIES	6,835,136	8,473,343

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 655 and 681 at September 30, 2007 and December 31, 2006, respectively	358,892	362,853
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,814 and 7,438 at September 30, 2007 and December 31, 2006, respectively	4,281,503	3,963,138

Total redeemable common shares	4,640,395	4,325,991

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; none issued and outstanding

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,475,531	$12,799,334

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Premium revenue	$15,074,155	$13,329,637	$44,496,265	$38,490,972

Operating expenses:
Healthcare services expense	12,619,880	11,156,642	36,120,237	31,443,891
Selling, general and administrative expense	2,616,283	2,445,663	8,347,231	7,408,770

Total operating expenses	15,236,163	13,602,305	44,467,468	38,852,661

Operating income (loss)	(162,008)	(272,668)	28,797	(361,689)

Non-Operating Income (Expense):
Investment income	84,176	56,281	192,957	139,506
Other income	23,786	89,572	74,603	257,352
Interest expense	(23,218)	(29,332)	(72,901)	(93,209)

Total non-operating income	84,744	116,521	194,659	303,649

INCOME (LOSS) BEFORE INCOME TAX	(77,264)	(156,147)	223,456	(58,040)

INCOME TAX PROVISION (BENEFIT)	(23,895)	(38,822)	81,814	(12,637)

NET INCOME (LOSS) ON REDEEMABLE COMMON SHARES	$(53,369)	$(117,325)	$141,642	$(45,403)

BASIC EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$(6.34)	$(14.52)	$17.18	$(5.52)

DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$(6.34)	$(14.52)	$17.09	$(5.52)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B
						Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)

BALANCE—DECEMBER 31, 2006	681	$362,853	7,438	$3,963,138
Net income					$141,642			$141,642	$141,642
Change in fair value of interest rate swap (net of income tax benefit of $6,878)						$(13,352)		(13,352)	(13,352)
Unrealized gain on investments (net of income tax of $433)						841		841	841

Total comprehensive income									$129,131

Cumulative effect of change in accounting principle (FIN 48)					(5,997)			(5,997)
Class B Common Shares issued			432	230,491
Class A Common Shares exchanged for Class B Common Shares	(20)	(10,527)	20	10,527
Common shares redeemed or repurchased	(6)	(2,836)	(76)	(36,385)
Accretion of common shares to redemption value		9,402		113,732	(135,645)	12,511		(123,134)

BALANCE—SEPTEMBER 30, 2007	655	$358,892	7,814	$4,281,503	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B
						Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2005	691	$357,976	7,769	$4,024,771

Net loss					$(45,403)			$(45,403)	$(45,403)
Change in fair value of interest rate swap (net of income tax benefit of $906)						$(1,760)		(1,760)	(1,760)
Unrealized gain on investments (net of income tax of $242)						468		468	468

Total comprehensive loss									$(46,695)

Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares redeemed or repurchased	(5)	(2,344)	(373)	(175,864)
Dilution of common shares to redemption value		(2,702)		(43,993)	45,403	1,292		46,695

BALANCE—SEPTEMBER 30, 2006	683	$351,375	7,399	$3,806,469	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable common shares	$141,642	$(45,403)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,554	509,254
Deferred income taxes		(225,572)
Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(170,619)	(141,065)
Prepaid expenses, deposits, and other	(9,241)	84,841
Other assets	(84,705)	(57,102)
Claims payable	(1,306,197)	(819,259)
Unearned premium revenue	45,578	180,758
Accounts payable and accrued expenses	(244,871)	(80,623)
Deferred compensation	202,283	104,336
Federal income tax payable/receivable	(262,091)	(19,395)

Net cash used in operating activities	(1,382,667)	(509,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(116,182)	(128,941)
Acquisition of business, net of acquired cash		(25,000)
Purchases of investments	(1,000,000)	(1,300,000)
Maturities of investments	1,008,000	1,200,000

Net cash used in investing activities	(108,182)	(253,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(90,000)	(90,000)
Repayment of capital lease	(156,664)	(147,459)
Repayments of note	(55,417)	(71,250)
Repurchase of redeemable common shares	(62,173)	(124,046)
Redeemable common shares issued	230,491	—

Net cash used in financing activities	(133,763)	(432,755)

DECREASE IN CASH	(1,624,612)	(1,195,926)

CASH—Beginning of period	6,223,757	5,628,987

CASH—End of period	$4,599,145	$4,433,061

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	72,189	106,212
Cash paid for income taxes	335,000	254,260
Redeemed common shares in other current liabilities	27,800	54,162
Acquisition of property, plant and equipment in accounts payable	3,273

DCP HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF SEPTEMBER 30, 2007 (UNAUDITED)
1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2006 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 30, 2007. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Premium Revenue—

Fully Insured—Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of September 30, 2007 and 2006, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.

Self-Insured—The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to approximately $521,000 and $348,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $1,300,000 and $902,000 for the nine months ended September 30, 2007 and 2006, respectively and is included in premium revenue in the accompanying condensed consolidated statements of income.

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

The cost of healthcare services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreement.

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

The Company incurred claim costs related to such dental care providers amounting to approximately $12,620,000 and $11,157,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $36,120,000 and $31,444,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Reinsurance - In the normal course of business, the Company cedes portions of its written premiums to another insurance company. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. During 2007 the Company’s reinsurer had an A.M. Best rating of “A”. Dental insurance premiums ceded to its reinsurer were approximately $67,000 for the three months ended September 30, 2006 and $163,000 for the nine months ended September 30, 2007. The healthcare services expense ceded to this reinsurer was approximately $53,000 for the three months ended September 30, 2007 and $134,000 for the nine months ended September 30, 2007. As of September 30, 2007 the Company has approximately $17,000 of reinsurance recoverables and prepaid reinsurance premiums net of reinsurance payables, which is included in accounts receivable.

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

In connection with the adoption of FIN 48, the Company recorded a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48 which reduced retained earnings approximately $6,000. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $4,300. No changes were incurred to the unrecognized tax benefit for the nine month period ending September 30, 2007.

The FIN 48 liability is included as a current liability in accounts payable and other accrued liabilities in the accompanying balance sheet at September 30, 2007. The entire $4,300 unrecognized tax benefit would affect the effective tax rate, if recognized.

The Company recognizes interest and penalties associated with unrecognized tax benefits as part of income tax expense. During the three and nine month period ending September 30, 2007, the Company did not recognize any additional interest and penalties. The Company has accrued approximately $1,700 in interest and penalties as of January 1, 2007 and September 30, 2007.

The Company is primarily subject to US federal and various US state and local tax authorities. Tax years subsequent to 2004 remain open to examination by the Internal Revenue Service, and 2003 remain open to other state and local a tax authorities. As of September 30, 2007, there are no U.S. federal or state returns under examination.

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended September 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $20,000 and $19,000 related to deferred director fees and employee compensation. For the nine months ended September 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $71,000 and $56,000 related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period. For the three months ended September 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $38,900 and $16,000 related to deferred share awards. For the nine months ended September 30, 2007 and 2006, respectively, the Company recorded deferred compensation expense of approximately $115,700 and $48,000 related to deferred share awards. In total, approximately $330,000 of deferred compensation is included in other long-term liabilities in the accompanying September 30, 2007 unaudited condensed consolidated balance sheet.

6.	EARNINGS PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic earnings per Redeemable Common Share follows for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss) accretive (dilutive) to redeemable common shareholders	$(53,369)	$(117,325)	$141,642	$(45,403)

Weighted average outstanding redeemable common shares used to compute basic earnings (loss) per redeemable common share	8,419	8,083	8,244	8,231

Weighted average outstanding redeemable common shares used to compute diluted earnings (loss) per redeemable common share	8,419	8,083	8,286	8,231

Basic earnings (loss) per redeemable common share	$(6.34)	$(14.52)	$17.18	$(5.52)

Diluted earnings (loss) per redeemable common share	$(6.34)	$(14.52)	$17.09	$(5.52)

Two Company Directors who are eligible to receive stock-based compensation for 2007 elected in December 2006 to receive Class B Redeemable Common Shares at the end of 2007 in lieu of deferring this compensation.
7.	SEGMENT INFORMATION

The Company manages its business with three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of three additional product lines: DentaSelect dental PPO, DentaPremier dental indemnity, and Vision Care Plus. The Company identified their segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information. These segments are consistent with information used by the Company’s Chief Executive Officer (the chief decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Listed below is financial information required to be reported for each industry segment. Operating segment information is as follows for the three months and nine months ended September 30, 2007 and 2006, respectively (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable Segments:
Fully-Insured DHMO	$9,106	$7,650	$1,456	$9,336	$7,808	$1,528
Self-Insured DHMO	5,568	4,761	807	3,892	3,347	545
Corporate, All other	400	209	191	102	2	100

Total	$15,074	$12,620	2,454	$13,330	$11,157	2,173

Selling, general and administrative expense			2,616			2,446
Other income			85			117

Income (Loss) before Income Tax			$(77)			$(156)

Total Assets, Corporate			$11,476			$11,151

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable Segments:
Fully-Insured DHMO	$29,149	$23,343	$5,806	$28,122	$22,784	$5,338
Self-Insured DHMO	14,325	12,250	2,075	10,087	8,658	1,429
Corporate, All other	1,022	527	495	282	2	280

Total	$44,496	$36,120	8,376	$38,491	$31,444	7,047

Selling, general and administrative expense			8,347			7,409
Other income			194			304

Income (Loss) before Income Tax			$223			$(58)

Total Assets, Corporate			$11,476			$11,151

Inter-segment revenues were not significant for the three and nine months ended September 30, 2007 and 2006.

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
Overview
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of September 30, 2007, we had approximately 243,800 members in our dental and vision benefit programs with approximately 1,904 dentists participating in our networks of providers.
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
     In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 90% in southwestern Ohio of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.
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
     The introduction of the DentaPremier dental indemnity product in 2003 has created new business opportunities for us with employer groups in our original eight-county service area that have a portion of their employees who reside outside of that area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the Dayton, Ohio and Central Kentucky markets.
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
Highlights

–	We had a net loss of approximately $(53,000) in the three months ended September 30, 2007 compared to a net loss of approximately $(117,000) for the three months ended September 30, 2006.

–	We generated net income of approximately $142,000 in the nine months ended September 30, 2007 compared to a net loss of approximately $(45,000) for the nine months ended September 30, 2006.

–	Our dental and vision products grew by 27,500 members, or 12.7%, from approximately 216,300 members at December 31, 2006 to approximately 243,800 members at September 30, 2007. Our membership at September 30, 2007 includes approximately 13,800 members from sales related to our DentaSelect dental PPO offering.
Comparison of Results of Operations
     The following discussion primarily deals with our results of operations for the three months ended September 30, 2007, or the 2007 quarter, the three months ended September 30, 2006, or the 2006 quarter, the nine months ended September 30, 2007, or the 2007 period, and the nine months ended September 30, 2006 or the 2006 period.
     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of	As of
	September 30, 2007	September 30, 2006	CHANGE
Membership:
Fully-insured DHMO	133,700	138,500	-3.5%
Self-insured DHMO	83,900	62,000	35.3%
Corporate, All Other	26,200	15,800	65.8%

Total membership	243,800	216,300	12.7%

	Three months ended	Three months ended
	September 30, 2007	September 30, 2006	Change
Premium revenue:
Fully-insured DHMO	$9,106	$9,336	-2.5%
Self-insured DHMO	5,568	3,892	43.1%
Corporate, All Other	400	102	292.2%

Total premium revenue	15,074	13,330	13.1%

Health care service expense:
Fully-insured DHMO	7,650	7,808	-2.0%
Self-insured DHMO	4,761	3,347	42.2%
Corporate, All Other	209	2	10350.0%

Total health care service expense	12,620	11,157	13.1%

Selling, general & administrative expense:
Corporate, All Other	2,616	2,446	7.0%

Investment income:
Corporate, All Other	84	56	50.0%

Other income:
Corporate, All Other	24	90	-73.3%

Interest expense:
Corporate, All Other	(23)	(29)	-20.7%

Income tax provision
Corporate, All Other	(24)	(39)	-38.5%

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006	Change
Premium revenue:
Fully-insured DHMO	$29,149	$28,122	3.7%
Self-insured DHMO	14,325	10,087	42.0%
Corporate, All Other	1,022	282	262.4%

Total premium revenue	44,496	38,491	15.6%

Health care service expense:
Fully-insured DHMO	23,343	22,784	2.5%
Self-insured DHMO	12,250	8,658	41.5%
Corporate, All Other	527	2	26250.0%

Total health care service expense	36,120	31,444	14.9%

Selling, general & administrative expense:
Corporate, All Other	8,347	7,409	12.7%

Investment income:
Corporate, All Other	193	140	37.9%

Other income:
Corporate, All Other	75	257	-70.8%

Interest expense:
Corporate, All Other	(73)	(93)	-21.5%

Income tax provision
Corporate, All Other	82	(13)	-730.8%

Summary
     Net losses on Redeemable Common Shares decreased by $64,000 from $(117,000), or $(14.52) per Redeemable Common Share, in the 2006 quarter to $(53,000), or $(6.34) per Redeemable Common Share, in the 2007 quarter. The Company’s net loss in the 2007 quarter is the result of higher than average healthcare services expense for the fully-insured dental HMO segment due to the high utilization of dental services by our members in the three months ended September 30, 2007. The decrease in net losses for the 2007 quarter was primarily due to a decrease in operating losses of $111,000, from an operating loss of $(273,000) in the 2006 quarter to $(162,000) in the 2007 quarter. The lower operating loss in the 2007 quarter was partially offset by a $66,000 decrease in other income primarily due to the cancellation of the Humana Dental network lease contract in October of 2006. However, investment income increased by $28,000, from $56,000 in the 2006 quarter to $84,000 in the 2007 quarter, and interest expense decreased by $6,000, from $29,000 in the 2006 quarter to $23,000 in the 2007 quarter.
     While premium revenue less healthcare services expense for the 2007 quarter increased by $275,000 as compared to the 2006 quarter, selling, general and administrative (“SG&A”) expense for the 2007 quarter was $2,616,000, $170,000 higher than the $2,446,000 for the 2006 quarter. This increase is primarily attributable to (1) higher salary and benefits costs; (2) higher in-house commissions; (3) higher broker commission expense; (4) higher accounting and auditing fees and (5) higher professional consulting expense related to Sarbanes-Oxley compliance.
Membership
     Our fully-insured dental HMO membership decreased approximately 4,800 members, or 3.5%, from 138,500 at September 30, 2006 to 133,700 at September 30, 2007. This membership decrease is attributable to the reduction of approximately 14,900 fully insured dental HMO members due to the conversion of two employer group membership from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007, offset by new fully insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately 12,200 members. In addition, fully-insured dental HMO membership decreased by an additional 2,100 members due to a limited number of employer groups that did not renew their contracts with Dental Care Plus in the last 12 months.
     Our self-insured dental HMO membership increased by approximately 21,900 members, or 35.3%, from approximately 62,000 members at September 30, 2006 to approximately 83,900 members at September 30, 2007 primarily due to the conversion of 14,900 members of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007. The remaining 7,000 member increase was the result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.
     Dental indemnity membership increased by approximately 1,000 members, or 27.0%, from approximately 3,700 members at September 30, 2006 to approximately 4,700 members as of September 30, 2007. These dental indemnity members represent in-area members whose dentists are outside of the Dental Care Plus provider network and out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer dental indemnity coverage has allowed us to sell dental benefits to employer groups that want access to out-of-network providers in our market areas and employer groups with out-of-area employees. At September 30, 2007, there were approximately 13,800 members in the fully-insured dental PPO product, many of which had converted from the Adenta dental product. Additionally, at September 30, 2007 we had approximately 7,400 members in the fully-insured Vision Care Plus product. Except for approximately 6,100 Dental Care Plus dental PPO members at September 30, 2007, the dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.
Revenue
     Fully-insured dental HMO premium revenue for the 2007 quarter decreased by approximately $230,000, or 2.5%, compared to the 2006 quarter. A decrease in fully-insured membership volume in the 2007 quarter resulted in a decrease in fully-insured dental HMO premium of approximately $293,000. The conversion of approximately 14,900 members of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007 resulted in a decrease in fully-insured premium revenue that was offset by an increase in fully-insured premium revenue that is attributable to membership volume increases in the dental HMO product line. Dental HMO premium rate increases negotiated with employer groups at their annual renewals resulted in a $86,000 increase in fully-insured premium revenue. This increase was offset by a decrease in Adenta premium revenue of approximately $23,000, from approximately $23,000 in the 2006 quarter to approximately $0 in the 2007 quarter as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Fully-insured dental HMO premium revenue for the 2007 period increased approximately $1,027,000, or 3.7%, compared to the 2006 period. Approximately $922,000 of this premium revenue increase is attributable to membership volume increases in the dental HMO product line.. Approximately $455,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $350,000, from approximately $350,000 in the 2006 period to approximately $0 in the 2007 period as the Adenta membership transferred to our dental PPO product or to another dental carrier.
     Total self-insured revenue for the 2007 quarter increased approximately $1,676,000, or 43.1%, from approximately $3,892,000 in the 2006 quarter to approximately $5,568,000 in the 2007 quarter. This increase is attributable to the 35.3% increase in self-insured HMO membership, an increase in self-insured ASO fee rates and a provider fee schedule increase implemented at the beginning of 2007. Total self-insured revenue for the 2007 period increased approximately $4,238,000, or 42.0%, from approximately $10,087,000 in the 2006 period to approximately $14,325,000 in the 2007 period. This increase is attributable to the 35.3% increase in self-insured HMO membership, an increase in self-insured ASO fee rates and a provider fee schedule increase implemented at the beginning of 2007. The self-insured segment revenue has two components:
     Self-Insured Claim Revenue - Self-insured claim revenue for the 2007 quarter increased approximately $1,588,000, or 43.0%, from approximately $3,694,000 to approximately $5,282,000 in the 2007 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2007. Self-insured claim revenue for the 2007 period increased approximately $4,015,000, or 42.0%, from approximately $9,558,000 in the 2006 period to approximately $13,573,000 in the 2007 period. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2007.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2007 quarter increased approximately $88,000, or 44.4%, from approximately $198,000 in the 2006 quarter to approximately $286,000 in the 2007 quarter. Self-insured ASO fees for the 2007 period increased approximately $223,000, or 42.2%, from approximately $529,000 in the 2006 period to approximately $752,000 in the 2007 period. These increases are primarily attributable to the 35.3% increase in self-insured HMO membership and an increase in self-insured ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.
     Corporate, All Other premium revenue is derived from our fully-insured dental indemnity product, our fully-insured dental PPO products and our fully-insured vision product. In aggregate corporate, all other premium revenue increased by approximately $298,000, or 292.2%, from $102,000 in the 2006 quarter to $400,000 in the 2007 quarter. In the 2007 period, corporate, all other premium revenue increased by approximately $740,000, or 262.4%, from approximately $282,000 in the 2006 period to approximately $1,022,000 in the 2007 period.
     The dental indemnity product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees increased approximately $15,000, from $25,000 in the 2006 quarter to $40,000 in the 2007 quarter.
     In 2006, the Company entered into a quota share group dental reinsurance agreement with a third party insurance company. The third party insurance company has agreed to indemnify DCP relative to its share of the insurance risk. This group dental reinsurance agreement applies to certain group dental PPO policies underwritten by DCP in our expansion markets. The DCP fully-insured dental PPO was introduced in the third quarter of 2006. The total fully-insured PPO premium revenue was approximately $332,000 in the 2007 quarter and $809,000 in the 2007 period. The fully-insured PPO revenue ceded to its reinsurer was approximately $67,000 for the 2007 quarter and $163,000 for the 2007 period. The fully-insured PPO premium revenue for the portion retained by DCP was approximately $265,000 in the 2007 quarter and $646,000 in the 2007 period. Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees for the 2007 quarter increased by approximately $9,000, or 22.5%, from approximately $40,000 to approximately $49,000 in the 2007 quarter. These dental PPO administrative fees for the 2007 period increased by approximately $5,000, or 4.3%, from approximately $117,000 in the 2006 period to approximately $122,000 in the 2007 period.
     In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees increased by approximately $14,000, or 58.3%, from approximately $24,000 in the 2006 quarter to approximately $38,000 in the 2007 quarter. In the 2007 period these vision product administrative fees increased by approximately $58,000, or 100.0%, from approximately $58,000 in the 2006 period to approximately $116,000 in the 2007 period.
Healthcare Service Expense
     Fully-insured dental HMO healthcare services expense for the 2007 quarter decreased approximately $158,000, or 2.0%, from approximately $7,808,000 in the 2006 quarter to approximately $7,650,000 in the 2007 quarter. A decrease in fully-insured membership volume in the 2007 quarter resulted in a decrease in fully-insured dental HMO healthcare services expense of approximately $261,000. The conversion of approximately 14,900 members of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007 resulted in a decrease in fully-insured dental HMO healthcare services expense that was offset by an increase in fully-insured dental HMO healthcare services expense that is attributable to membership volume increases in the dental HMO product line. An increase in fully-insured dental HMO healthcare services expense of approximately $103,000 is the result of a provider fee schedule increase implemented at the beginning of 2007. On a per member per month basis, fully-insured healthcare services expense increased by 1.3% in the 2007 quarter compared to the 2006 quarter. This per member per month increase is primarily the result of the fee schedule increase effective January 1, 2007, offset by the shift of the two employer groups with higher than average healthcare services expense on a per-member-per-month basis out of the fully-insured product line.
     Fully-insured healthcare services expense for the 2007 period increased approximately $559,000, or 2.5%, from approximately $22,784,000 in the 2006 period to approximately $23,343,000 in the 2007 period. This increase is primarily attributable to the 2.0% increase in fully-insured dental member months across the nine-month period and the provider fee schedule increase implemented at the beginning of 2007. On a per member per month basis, fully-insured healthcare services expense increased by 0.4% in the 2007 period compared to the 2006 period. Given the fee schedule increase effective January 1, 2007 there was a decrease in utilization on a per member per month basis or a less expensive mix of services provided in the 2007 period compared to the 2006 period primarily due to the shift of two employer groups with higher than average healthcare services expense on a per-member-per-month basis out of the fully-insured product line. The fully-insured healthcare services expense attributable to the Adenta membership was approximately $16,000 for the 2006 quarter. There was no healthcare services expense attributable to Adenta membership in the 2007 quarter.
     Self-insured healthcare services expense for the 2007 quarter increased approximately $1,414,000, or 42.2%, from approximately $3,347,000 in the 2006 quarter to approximately $4,761,000 in the 2007 quarter. This increase is attributable to both the 35.3% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007. In addition, the self-insured healthcare services expense for the 2007 quarter increased due to the shift of the two employer groups with higher than average healthcare services expense on a per-member-per-month basis into the self-insured product line. Self-insured healthcare services expense for the 2007 period increased approximately $3,592,000, or 41.5%, from approximately $8,658,000 in the 2006 period to approximately $12,250,000 in the 2007 period. This increase is attributable to both the 35.3% increase in self-insured dental HMO membership, the provider fee schedule increase implemented at the beginning of 2007, and the shift of the two employer groups with higher than average healthcare services expense on a per-member-per-month basis into the self-insured product line.
     Corporate, All Other healthcare services expense is limited to the healthcare services expense related to the fully-insured Dental Care Plus PPO product that was introduced in the third quarter of 2006. The fully-insured Dental Care Plus PPO healthcare services expense for the portion of the risk retained by DCP was approximately $209,000 in the 2007 quarter and $527,000 in the 2007 period.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative, or SG&A, expenses for the 2007 quarter increased approximately $170,000, or 7.0%, compared to the 2006 quarter. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 17.4% for the 2007 quarter, decreasing 90 basis points from the 2006 quarter ratio of 18.3%. SG&A expenses for the 2007 period increased approximately $938,000, or 12.7%, compared to the 2006 period. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 18.8% for the 2007 period, decreasing 40 basis points from the 2006 period ratio of 19.2%. These SG&A expense increases are primarily attributable to: (1) salaries and benefits increases due to the addition of sales and marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets and the addition of finance staff to support our expanded activities and (2) in-house commission and broker commission expense increases due to the increases in membership and the higher prevailing commission rates in the Kentucky markets.
     Depreciation and amortization expense for the 2007 quarter decreased approximately $142,000, or 58.2%, compared to the 2006 quarter. Depreciation and amortization expense for the 2007 period decreased approximately $203,000, or 39.9%, compared to the 2006 period. These decreases were due primarily to a decrease in the amortization of the identifiable assets acquired in the acquisition of Adenta after the write down of the intangible asset associated with the Adenta network lease contract with Humana Dental in July of 2006.

Investment Income
     Investment income for the 2007 quarter increased approximately $28,000, or 50.0%, compared to the 2006 quarter. Investment income for the 2007 period increased approximately $53,000, or 37.9%, compared to the 2006 period. These increases are attributable to an increase in the amount invested in short-term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2007 quarter and 2007 period compared to the 2006 quarter and a slight increase in prevailing interest rates.
Other Income
     Other income for the 2007 quarter decreased approximately $66,000, or 73.3%, compared to the 2006 quarter. Dental provider network leasing revenue decreased by $57,000, or 87.7%, from approximately $65,000 in the 2006 quarter to approximately $8,000 in the 2007 quarter. This decrease is primarily attributable to the loss of the revenue associated with the Humana Dental lease of the Adenta provider network that was terminated in October of 2006. The decrease in other income also included an $11,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
     Other income for the 2007 period decreased approximately $183,000, or 71.0%, compared to the 2006 period. Dental provider network leasing revenue decreased by $168,000, or 88.9%, from approximately $189,000 in the 2006 period to approximately $21,000 in the 2007 period. This decrease is primarily attributable to the loss of the revenue associated with the Humana Dental lease of the Adenta provider network that was terminated in October of 2006. The decrease in other income also included a $18,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
Interest Expense
     Interest expense for the 2007 quarter was approximately $23,000, a decrease of approximately $6,000, or 20.7% from the 2006 quarter. Interest expense for the 2007 period was approximately $73,000, a decrease of approximately $20,000, or 21.5% from the 2006 period. These decreases are primarily attributable to a decrease in the amount of obligations outstanding during the 2007 quarter and the 2007 period, offset by a slight increase in the prevailing interest rates associated with our variable rate contractual obligations.
Income Taxes
     The Company estimates its quarterly income tax provision or benefit using an estimated effective tax rate calculated at the beginning of the calendar year based on the Company’s financial plan. Our estimated income tax benefit for the 2007 quarter was approximately $(24,000) with an effective tax rate of 30.9%. Our estimated income tax benefit for the 2006 quarter was approximately $(39,000) with an effective tax rate of approximately 24.9%. The effective tax rate for the 2006 quarter is lower due to a tax charge of approximately $9,000 related to 2005.
     Our estimated income tax provision for the 2007 period was approximately $82,000 with an effective tax rate of 36.6%. For the 2006 period, our estimated income tax benefit was approximately $(22,000) with an effective tax rate of approximately 37.5%. The lower effective tax rate of the 2007 period reflects a favorable impact of state and local tax credits.
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
     Cash decreased approximately $1,624,000, or 26.1%, for the 2007 period to approximately $4.6 million from $6.2 million as of December 31, 2006. The change in cash for the 2007 and 2006 periods is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2007	September 30, 2006
Net cash used in operating activities	$(1,383)	$(509)
Net cash used in investing activities	(108)	(254)
Net cash used in financing activities	(134)	(433)

Decrease in cash	$(1,625)	$(1,196)

Cash Flow from Operating Activities
     In the nine months ended September 30, 2007, approximately $1,383,000 of cash was used in operating activities. Non-cash depreciation and amortization expense was approximately $306,000 in the 2007 period compared to approximately $509,000 in the 2006 period. This decrease is primarily associated with the decrease in the amortization of the Adenta intangible assets acquired in June of 2005 after the impairment of the Adenta intangible asset associated with the Humana Dental network lease contract in July of 2006. In addition, approximately $335,000 of cash was used related to income taxes.
     In the 2007 period, accounts receivable increased by approximately $171,000 due to an increase in fully-insured and self-insured monthly billings and less prompt employer group remittances in September of 2007. Our claims payable liability decreased by approximately $1,306,000 in the 2007 period, from approximately $3,988,000 at December 31, 2006 to approximately $2,681,000 at September 30, 2007. This decrease is primarily due to a $900,000 board-approved payment to our Dental Care Plus participating providers in respect of claim amounts withheld in 2006, a decrease in claims inventory in process at September 30, 2007 compared to December 31, 2006 and the shift of the two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product. The increase in our unearned premium liability of approximately $46,000 is also associated with an increase in monthly billings offset by less prompt employer group remittances in September of 2007 compared to December of 2006. Accounts payable and accrued expenses decreased by approximately $245,000 in the 2007 period primarily due to a decrease in the accrued payroll, bonus and PTO liability. In addition, we had a federal income tax payable of approximately $19,000 at December 31, 2006 and a federal income tax receivable of approximately $243,000 at September 30, 2007 due to federal tax payments made during the 2007 period. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2006 period.
Cash Flow from Investing Activities
     In the nine months ended September 30, 2007, we invested approximately $116,000 in building improvements, furniture and fixtures and computer equipment. In addition, ten of the Company’s FDIC insured certificates of deposit matured and the proceeds were reinvested.
Cash Flow from Financing Activities
     In the nine months ended September 30, 2007, we made the scheduled principal payments of approximately $90,000 related to our office building mortgage, approximately $157,000 related to our capital lease financing for our new dental administration system, and approximately $55,000 related to our Adenta note payable. During the 2007 period we also repurchased Redeemable Common Shares with a value of approximately $62,000, which was offset by the issuance of Redeemable Common Shares with a value of approximately $230,000. There were no new financing commitments executed in the 2007 period.
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

Financial Condition
     Our consolidated cash and short-term investments were approximately $5.1 million at September 30, 2007. Our consolidated cash and short-term investments decreased by approximately $2.2 million from approximately $7.3 million as of December 31, 2006 to approximately $5.1 million as of September 30, 2007. Based on total expenses for the nine months ended September 30, 2007, we estimate that we had approximately 31 days of cash and short-term investments on hand at September 30, 2007.
     This decrease in cash and short-term investments from December 31, 2006 to September 30, 2007 is primarily due to the $1,383,000 of cash used in operating activities, the $108,000 of cash used in investing activities and the $134,000 of cash used in financing activities discussed above along with a shift of approximately $590,000 in investments from short term investments to long-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2007.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 7.75% as of September 30, 2007. The Company paid interest expense of $158 in 2006 and incurred no interest expense in the 2007 period related to this line of credit. As of September 30, 2007, there was no amount outstanding on this line of credit.
     Together, our premium revenues, cash, short term investments and working capital line of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments. In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.
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
     At September 30, 2007 and December 31, 2006, our investment portfolio consisted solely of FDIC-insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $1,327 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $1,330 increase in fair value. While the certificates of deposit with a cost of $1,967,000 at September 30, 2007 and $1,900,000 at December 31, 2006 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.
     At September 30, 2007 and December 31, 2006, we had a mortgage note with a bank with an outstanding principal balance of $1,290,000 and $1,380,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.
     There have been no material changes in our exposures to market risk for the period ended September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.
     There have been no changes in the Company’s internal controls over financial reporting that occurred during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     In July of 2007, the Company sold 10 Class B Redeemable Common Shares to a participating dentist, at a price of $552.82 per share, the book value of a Redeemable Common share at June 30, 2007. In August of 2007, the Company sold 10 Class B Redeemable Common Shares to a member of the Board of Directors, at a price of $532.25 per share, the book value of a Redeemable Common Share at July 31, 2007. In September of 2007, the Company sold 20 Class B Redeemable Common Shares to a member of the Board of Directors, at a price of $526.79 per share, the book value of a Redeemable Common Share at August 31, 2007. The private placement is being made (i) solely to the Company’s directors, officers, employees and participating dentists without the assistance of any underwriters, brokers or agents, (ii) pursuant to a Confidential Private Placement Memorandum, which incorporates, among other things, the Company’s Form 10-K registration statement and most recent periodic reports and (iii) (a) in the case of the Class B Common Shares, only to participating dentists in the Company’s dental plans, retired participating dentists, or employees, officers and directors of the Company or the Company’s subsidiaries and (b) in the case of the Class A Common Shares, only to persons who do not already own a Class A Common Share who are licensed dentists engaged in the practice of dentistry within the counties of Butler, Clermont, Hamilton and Warren in the State of Ohio and the counties of Boone, Campbell, Kenton and Pendleton in the Commonwealth of Kentucky and who are participating dentists in the Company’s dental plan. In addition, the Company will sell securities in the private placement only to those persons who meet the suitability standards necessary to comply with a Rule 506 private placement and will require potential investors to make representations in a subscription agreement as to their accredited investor status and/or financial sophistication. No underwriting, brokerage, placement agent or similar commissions or discounts has been or will be paid.
     We repurchased and retired 2 Class A Redeemable Common Shares and 22 Class B Redeemable Common Shares during the three months ended September 30, as follows:

				Total Number
				of Shares
				Purchased as	Maximum
				Part of a	Number of Shares
				Publicly	that May Yet Be
	Total Class A	Total Class B	Average price	Announced	Purchased Under
	shares	shares	paid	Plans or	the Plans or
Period	purchased	purchased	per share	Programs	Programs
July 1 – July 31, 2007	2(a)	22(a)	$555.82	0	N/A
August 1 – August 31, 2007	0	0	N/A	0	N/A
September 1 – September 30, 2007	0	0	N/A	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.
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

DCP HOLDING COMPANY
November 14, 2007	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002