Form 10-K
period 2007-12-31
DCP Holding CO
filed 2008-03-25
CIK 1361025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For this fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑      NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of July 1, 2007, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $4.6 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of July 1, 2007, the number of Class A and Class B Redeemable Common Shares outstanding was 659 and 7,694, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 7, 2008 was 651 and 7,793, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2008, into Part III, Items 10, 11, 12, 13 and 14

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Item 1. Business” and “Item 7. Financial Information — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or other similar expressions.

These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control, and those items contained in the section entitled “Item 1A. Risk Factors.” We do not undertake any obligation to update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this report.

PART I

ITEM 1.	BUSINESS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group, or DCPG or the Company, offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services. As of December 31, 2007, we had approximately 238,100 members in our dental benefits programs with 1,972 dentists participating in our two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition we had approximately 6,900 members in our vision benefit program. We market our products through a network of independent brokers.

DCP Holding Company is the parent holding company of DCPG, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by approximately 653 dentists who participate in our Dental Care Plus plans.

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

Business Segments

We manage our business with three segments: fully-insured dental HMO, self-insured dental HMO, and corporate, all other. Corporate, All Other consists primarily of certain corporate activities and three product lines: DentaSelect PPO, DentaPremier indemnity, and Vision Care Plus PPO. We have identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures About Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

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

We acquired Adenta in order to obtain approximately 10,000 members consisting of approximately 7,000 group members and 3,000 individual members, and a provider network of approximately 500 dentists. Certain aspects of the Adenta acquisition are more fully described in Note 2 to the consolidated financial statements included in Item 8. — Financial Statements and Supplementary Data. Of the 10,000 acquired Adenta members, as of December 31, 2007 no members continue to be Adenta members and approximately 5,600 of the group members have been transitioned to either our dental HMO or PPO product. The rest elected not to renew their Adenta plan or transition to another one of our products.

Managed Dental Benefits Market

According to the National Association of Dental Plans (“NADP”), in 2006 approximately 12.2 million persons residing in Ohio, Kentucky and Indiana were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. This represents approximately 56% of the population of these states. This enrollment level represents an increase of approximately 8% from the estimated 2005 enrollment level in these states.

The following table shows the estimated 2006 and 2005 dental enrollment statistics for Ohio and Kentucky, the two states where we have group dental business:

	Ohio
	Estimated		Estimated		%
	2006	% of	2005	% of	Change
	Enrollment	Total	Enrollment	Total	2005 to 2006

Dental HMO	381,096	6%	317,822	5%	20%
Dental PPO	3,484,872	52%	3,213,765	52%	8%
Dental Indemnity	995,654	15%	1,107,676	18%	(10)%
Discount Dental	365,504	6%	232,385	4%	57%
Direct Reimbursement	33,335	1%	32,865	1%	1%
Publicly Funded	1,328,569	20%	1,221,712	20%	9%

Total Dental	6,589,030	100%	6,126,225	100%	8%

	Kentucky
	Estimated		Estimated		%
	2006	% of	2005	% of	Change
	Enrollment	Total	Enrollment	Total	2005 to 2006

Dental HMO	96,250	4%	122,301	6%	(21)%
Dental PPO	1,066,891	46%	835,910	38%	28%
Dental Indemnity	353,685	15%	399,195	19%	(11)%
Discount Dental	125,000	5%	125,000	6%	0%
Direct Reimbursement	—	0%	—	0%	0%
Publicly Funded	691,000	30%	656,450	31%	5%

Total Dental	2,332,826	100%	2,138,856	100%	9%

Source:	NADP & Delta Dental Association, Ohio Department of Jobs and Family Services and the Kentucky Cabinet for Health and Family Services

The NADP data indicates that the dental PPO portion of the total enrollment in Ohio was 52% in 2006 compared to 52% in 2005 and in Kentucky was 46% in 2006 compared to 38% in 2005. Dental HMO enrollment increased to 6% of total dental enrollment in Ohio in 2006 compared to 5% in 2005, and decreased in Kentucky from 6% in 2005 to 4% in 2006. Discount dental enrollment in Ohio increased in Ohio from 4% in 2005 to 6% in 2006, and decreased in Kentucky from 6% in 2005 to 5% in 2006.

Over 97% of our total revenues are derived from dental HMO products. Total dental HMO enrollment increased in Ohio in 2006 compared to 2005, and total dental HMO enrollment decreased in Kentucky in 2006 compared to 2005. Our enrollment increased 15% in 2006 compared to 2005 and 12% in 2007 compared to 2006.

Our Products

The following table presents our product membership, premiums and administrative services only, or ASO, fees in our respective business segments for the year ended December 31, 2007:

							Percent
						Total	of Total
						Premium	Premium
	Membership	Premiums		ASO Fees		Revenue	Revenue
	(Dollars in thousands)

Fully-Insured Dental HMO	133,700	$38,496		$—		$38,496	64.2%
Self-Insured Dental HMO	84,300	18,724	(1)	1,044	(2)	19,768	33.0%
Other Products	27,000	1,209		477		1,686	2.8%

Total	245,000	$58,429		$1,521		$59,950	100.0%

(1)	Self-insured dental HMO premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are incurred.

(2)	Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and process and pay claims. ASO fees are recognized as revenue when they are earned.

Our products primarily consist of dental HMO, dental PPO and dental indemnity plans, with dental HMO products constituting 97% of our total revenues. All of our products are marketed to employer groups. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic market. Our objective is to offer our dental HMO products in all markets we serve, in both fully-insured or self-insured forms. Similar to our competitors’ dental PPO products, our dental HMO products provide members with access to a broad provider network.

We currently market our dental HMO, dental PPO, and dental indemnity plans to employers in select Ohio, Kentucky and Indiana counties.

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

In the markets outside of our original eight county service area, including Dayton/Springfield, Ohio and Louisville and Lexington, Kentucky, our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

Individuals become subscribers of our dental plans through their employers. Qualified family members of these subscribers become members through such individuals. Employers pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Fully-Insured Dental HMO

Our fully-insured dental HMO products segment includes our Dental Care Plus dental HMO plan. Under our dental HMO plan, premiums are paid to Dental Care Plus by the employer, and members receive access to our dentist network in their region. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO. Covered dental services are segmented into three categories: preventative, basic and major services, typically covered at 100%, 80% and 50%, respectively. In most cases, each member has a $1,000 annual maximum benefit and $1,000 lifetime orthodontia maximum benefit. For the year ended December 31, 2007, fully-insured dental HMO premiums totaled approximately $38.5 million, or 64% of our total premiums and ASO fees.

Self-insured Dental HMO

Our self-insured dental HMO segment includes only our ASO product, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims according to our fee schedule. We receive fees to provide administrative services that generally include the processing of claims, offering access to our provider networks, and responding to customer service inquiries from members of these plans. This product is offered only to larger employer groups that have the financial resources to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing substantially all of the cost of dental benefits. Self-insured employers may purchase stop loss insurance coverage from third-party carriers to limit aggregate annual costs. For the year ended December 31, 2007, self-insured ASO fees totaled approximately $19.8 million, or 33% of our total premiums and ASO fees.

Corporate, All Other

We offer dental PPO and dental indemnity products underwritten by Dental Care Plus. We also offer dental PPO, dental indemnity and vision PPO benefit plans that are underwritten by third-party insurance carriers. Our subsidiary, Insurance Associates, is an insurance agency licensed in Ohio, Kentucky and Indiana that markets our third-party dental PPO and vision benefit products. Insurance Associates earns commissions and administrative fees based on members enrolled in the dental PPO and vision benefit plans. Our dental indemnity product, DentaPremier, is marketed by our internal sales staff and local insurance brokers. Our dental PPO, dental indemnity and vision benefit product lines collectively aggregated approximately $1.7 million in premiums, or less than 3% of total premiums and ASO fees, for the year ended December 31, 2007.

DentaSelect — Our dental PPO product, DentaSelect, was introduced in 2005 and is administered by an independent third party administrator (“TPA”). DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Premiums are paid to Dental Care Plus or a third-party insurance carrier. The DentaSelect PPO also is similar to traditional health insurance because it provides a member with more freedom to choose a dentist. Members are encouraged, through financial incentives, to use participating dentists who have contracted with us to provide services at favorable rates. In the event a member chooses not to use a participating health care provider, the member may be required to pay a greater portion of the provider’s fees.

DentaPremier — Since 2003, we have been offering DentaPremier, a dental indemnity product, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out of area members or members that require complete freedom of provider access. We introduced this plan because many Ohio, Kentucky and Indiana employer groups have employees in other states performing sales or service functions. DentaPremier is a traditional dental indemnity plan that allows members to use any dentist they wish. Employers and their participating employees typically share the cost of premiums in various contribution proportions. As with our dental HMO products, members are responsible for paying standard deductible amounts and co-payments. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO products. In 2003, Dental Care Plus entered into a contract with a third-party insurance carrier to underwrite this plan. In October of 2007, the majority of these dental indemnity members were transitioned to Dental Care Plus insurance policies.

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

	Healthcare Service Expense
	2007		2006		2005
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	12,144	18.78	10,543	18.85	8,804	18.33
Second Quarter	11,356	17.96	9,744	17.59	8,924	16.99
Third Quarter	12,620	18.39	11,157	17.95	9,892	17.49
Fourth Quarter	11,383	17.44	9,682	16.30	8,270	15.91

Claims are higher in the first quarter because almost all of our employer-sponsored plan years commence on January 1. The third quarter increase is primarily due to the high level of dental services used in August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year.

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

Our Dental Care Plus HMO plans offer both the broad provider access ordinarily attributed to a dental PPO and the utilization review and cost control features of a dental HMO. The combination of a large provider network, competitive pricing and renewal practices, and an emphasis on outstanding customer service have allowed us to effectively compete with dental PPOs. Because we are primarily owned by dentists who participate in our Dental Care Plus plans, and our dentists are reimbursed on a fee-for-service basis, we often have a competitive advantage in recruiting and retaining dentists for our network.

Membership Retention — Employers generally contract with our dental HMO plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a retention rate of approximately 97.3% in 2007, compared to retention rates of 96.0% and 98.5% in 2006 and 2005, respectively.

Group Billing and Collection — We dedicate significant resources to achieving prompt and accurate billing for premiums, claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service — We provide customer service to employer group administrators, members, and dentists. Customer service representatives respond promptly to employer and member inquiries regarding member identification cards and benefit determinations and provider staff inquiries regarding eligibility, benefit verification and claims payments. We strive to answer questions in one phone call. We monitor key customer service statistics in order to maintain positive customer relationships with all constituencies.

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

Dentist Networks

We maintain two separate dental networks comprised of dentists who have contracted with Company subsidiaries. As of December 31, 2007, we had provider contracts with 1,972 dentists. Of these participating dentists, 1,007 dentists are located in Ohio, 887 dentists are located in Kentucky, 38 dentists are located in Indiana, and 40 dentists are located in other states. Only participating dentists who were in our original eight county area may hold Class A redeemable common shares of the Company, which are the only voting shares in the Company. Of the 1,972 participating dentists, 653 are shareholders who each own one Class A voting redeemable common share. Most of these 653 shareholders also own 11 or more Class B non-voting redeemable common shares. There are also 24 shareholders who are retired dentists, each of whom owns 12 Class B non-voting redeemable common shares.

We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we work to recruit specific dentists their employees desire to have access to in our provider network.

Before a dentist can become a participating provider, we engage in extensive due diligence on the dentist’s professional licenses, training and experience, and malpractice history. The dentist must also be recommended by our Credentialing Committee consisting of five experienced dentists who are members of our Board of Directors (the “Board”).

Our provider contracts require that participating dentists participate in periodic fee surveys for the purpose of establishing our fee schedule, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to participate in the peer review program of their state dental association, to maintain a state license in good standing to practice dentistry to maintain professional liability insurance coverage in amounts determined by our Board, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and may be automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days notice.

Participating dentists are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on a maximum allowable fee schedule we have developed or the actual fee charged by the dentist, whichever is less. In the case of our dental HMO, reimbursements to dentists are subject to a percentage withhold of the amount otherwise payable to the dentist. At the end of each fiscal year, our Board evaluates the performance of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines the amount of the withhold that should be paid to dentists, if any. If we have met our capital and surplus requirements as prescribed by the Ohio Department of Insurance (see “State Regulations” and “Federal Regulations” below) and have the necessary funding to support our strategic objectives, the Board will generally authorize a provider withhold payment out of excess capital, although there is no requirement to authorize such withhold return.

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

Employees

In 2007, we employed a total of 52 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Sales and Marketing

We market our dental plans primarily to employers through certain sales personnel and approximately 240 independent insurance brokers located in Southwestern Ohio, Dayton, Ohio, Northern Kentucky, and Central Kentucky. Approximately 96% of our membership comes from the efforts of these independent insurance brokers. One independent broker sourced approximately 39% of our business in 2007. Two other brokers sourced a substantial portion of our business, each accounting for approximately 7% of our business in 2007.

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

Utilization Control and Quality Assurance Policies

Utilization control and quality assurance policies are essential to our success. Our reimbursement structure limits the frequency of various procedures in order to control utilization of dental care by members of our fully-insured and self-insured dental plans.

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

Credentialing

The Credentialing Committee, which is comprised of dentists and is appointed by our Board of Directors, has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state department of insurance or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Credentialing Committee is also charged in part with ensuring that all participating dentists maintain good standing with regulatory agencies. The recommendations of the Credentialing Committee are forwarded to our Board of Directors for consideration. Any decision of the Board of Directors, whether relating to payment/coverage disputes or sanctions, is final.

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

Our major competitors are Delta Dental of Ohio and Delta Dental of Kentucky. These competitors operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network dentists. Dental PPO members may also use non-network dentists, but at reduced benefit levels.

Additional competitors include national insurance companies such as Guardian, Met Life, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees, and members are not restricted to participating dentists. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan.

Our ability to offer either or both a dental indemnity plan and a PPO plan has had a positive impact on our membership growth. We are currently licensed to underwrite dental HMO, dental PPO and dental indemnity plans in Ohio. In addition we are licensed to underwrite dental HMO and dental PPO in Kentucky. Some of our dental indemnity and dental PPO offerings are still underwritten by third party underwriters.

Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Lenscrafters. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

Our dental benefits market share of approximately 15% to 20% in Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider network, competitive pricing and customer service. In 2007 our dental membership in Southwestern Ohio increased to approximately 201,000 members as of December 31, 2007 from approximately 187,000 members as of December 31, 2006. Dental membership in Northern Kentucky increased to approximately 21,000 members by the end of 2007 from approximately 15,000 members at the end of 2006.

We have less than 10,000 total members in the Dayton and Springfield, Ohio market. We have developed a provider network in Dayton, Ohio that includes approximately 57% of the licensed dentists in the area. Since the introduction of the DentaSelect PPO product in 2005, our relationships with brokers in this area have improved, and we have added a significant number of employer groups. As of December 31, 2007, we had approximately 9,200 dental PPO members and approximately 500 dental HMO members in the Dayton and Springfield market.

With the acquisition of Adenta, we became a competitor in the dental benefits market in Central Kentucky with approximately 10,000 dental members, consisting of approximately 7,000 group members and 3,000 individual members as of June 2005. With the addition of approximately 500 network dentists via the Adenta acquisition, we now have a network of approximately 700 dentists, which represents approximately 35% of the licensed dentists in Central Kentucky. We have transitioned approximately 5,600 of the 7,000 Adenta group members acquired at renewal to either the DentaSelect PPO product or the Dental Care Plus HMO product. In addition, we have been building insurance broker relationships in Central Kentucky and have been quoting on new employer groups in this market. As of December 31, 2007, we had no Adenta members, approximately 500 dental HMO members and approximately 6,100 dental PPO members in our Central Kentucky market.

Customers

During 2007, approximately 22% of our fully-insured premium revenue was generated by four employers. Also during 2007, approximately 50% of our net self-insured administration and claims revenue was generated by two employers. One of these employers, The Health Alliance of Greater Cincinnati, generated approximately 10% of our consolidated revenue. While we believe that our relationship with each of these employers is good, there is no guarantee that this will continue to be the case. The termination of our relationship with any one of these employers could have a material adverse effect on the Company. As we continue to increase the number of employers and members in our dental plans, our dependence on these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

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

State Regulations

General — State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to our business. State insurance departments in Ohio, Kentucky and Indiana are empowered to interpret such laws of their respective states and promulgate regulations applicable our business.

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

In 2007, Dental Care Plus was dually licensed as a life and health insurance company and a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky and as a dental HMO in Indiana. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, or taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

Insurance Associates Plus is licensed in Ohio, Kentucky and Illinois as an insurance agency. As such, it is required to have at least one insurance agent licensed in each of those states. If Insurance Associates Plus fails to meet this requirement in Ohio, Kentucky or Illinois, its license could be revoked by the state.

Adenta is licensed as a prepaid dental plan and as a life and health insurance agency in Kentucky. Recent changes to Kentucky law have lessened the regulatory requirements applicable to Adenta, including elimination of the requirement to file annual reports with the Kentucky Office of Insurance.

NAIC Accounting Principles — In 1998, the NAIC adopted the Codification of Statutory Accounting Principles that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. Statutory Accounting Practices (“SAP”) differ in some respects from accounting principles generally accepted in the United States (“GAAP”). The significant difference for the Company is:

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

Risk Based Capital — The NAIC’s Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”) provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory action. The Model Act (or similar legislation or regulation) has been adopted in states where Dental Care Plus does business. The Model Act provides for three levels of regulatory action, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2007 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Federal Regulations

HIPAA Administrative Simplification — The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorized the U.S. Department of Health and Human Services (“HHS”) to adopt a series of regulations designed to simplify the exchange of information electronically between health plans and health care providers and to promote efficiency within the health care industry, as well as to protect the confidentiality and security of individually identifiable health information. Pursuant to this authority, HHS has adopted a series of regulations which are applicable to “Covered Entities,” which include health care providers, health plans and health care clearinghouses (collectively the “HIPAA Regulations”). The HIPAA Regulations adopted to date require Covered Entities to do the following: 1) comply with uniform standards for the electronic exchange of information in certain transactions between health care providers and health plans related to the administration of benefits and payment of claims (“Standard Electronic Transactions Regulations”); 2) adopt certain policies and procedures with respect to the use and disclosure of certain protected health information (“PHI”) created, received or maintained by the Covered Entity, whether in electronic or paper form, and provide individuals with a written notice of how the Covered Entity will use and disclose PHI and of the individual’s rights with respect to PHI (“Privacy Regulations”); 3) adopt certain policies and procedures and implement certain technical safeguards to protect the security of electronic PHI (“Security Regulations”); 4) use certain uniform unique identifiers when conducting transactions with health care providers (“Standard Provider Identifier Regulations”) and employers (“Standard Employer Identifier Regulations”). Covered Entities are currently required to be in compliance with the Standard Electronic Transactions Regulations, the Privacy Regulations, the Security Regulations and the Standard Employer Identifier Regulations. The compliance date for the Standard Provider Identifier Regulations is May 23, 2008.

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

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”) are available on the SEC’s website (www.sec.gov). Copies of these documents will be available without charge to any shareholder upon request. Request should be directed in writing to the Company at 100 Crowne Point Place, Sharonville, Ohio 45241. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

In the dental benefits industry, there has been a contraction in the dental indemnity product category and the HMO product category, with the membership volume shifting to the dental PPO product category. We have historically limited our product offering to fully-insured and self-insured dental HMO plans. Our HMO plans form the core part of our business and account for approximately 97% of our consolidated revenues. If this market trend continues, we could experience a reduction in the demand for our HMO products, which could lead to a decrease in our membership, premium revenue and net income.

Our business is highly dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2007, approximately 22% of our fully-insured premium revenue was generated by four employers and approximately 50% of our net self-insured administration and claims revenue was generated by two employers, one of which accounted for in excess of 10% of our consolidated total revenue. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease materially, which could lead to lower net income if we are not able to reduce operating expenses or replace this lost revenue.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2007, approximately 63% of our business was sourced by five independent brokers, one of which was responsible for sourcing approximately 39% of our business. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant net losses unless we were able to replace this lost revenue or reduce our operating expenses.

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

Our customers’ decisions to transition from a fully-insured to a self-insured dental plan or from a self funded to a fully-insured dental plan could result in lower contribution margins and increased costs.

During 2007, a number of fully-insured dental HMO members shifted to our self-insured dental HMO product. Additionally, a number of self-insured members shifted to our fully-insured dental HMO product. If our customers continue to shift from a fully-insured dental HMO product to a self-insured dental HMO product or vice versa, our dental HMO contribution margin may decrease and we may incur significant transitioning costs.

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

In July 2004, Dental Care Plus, our largest subsidiary, was given an initial rating of C+ (Marginal) by the A.M. Best Company. A.M. Best assigns a marginal rating to companies that have, in their opinion, a marginal ability to meet their ongoing obligations to policyholders and are financially vulnerable to adverse changes in underwriting and economic conditions. In the fall of 2004, our management met with A.M. Best Company to provide them with a clearer picture of the strategy and operating performance of Dental Care Plus. After this meeting, A.M. Best Company upgraded Dental Care Plus from a C+ (Marginal) rating to a B- (Fair) rating. A.M. Best assigns a fair rating to companies that have, in their opinion, a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B-(Fair) rating was affirmed in December 2005 and again in March of 2007. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded.

None of our employer group contracts allows termination in the event our A.M. Best rating is downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental HMO products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups and the loss of insurance brokers may lead to a loss of premium revenue.

If we fail to maintain contracts with an adequate number of dentists, it may be difficult to attract and retain employer groups, which may lead to a loss of premium revenue.

Our business strategy is dependent to a large extent upon our continued maintenance of our dentist networks. Generally, our participating provider contracts allow either party to terminate on limited notice (generally 30 days prior to annual renewal). If we are unable to continue to establish and maintain contracts with an adequate number of dentists in our networks, employer groups may not renew their contracts with us and it may be difficult to attract new employer groups, which may lead to a loss of premium revenue.

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

Our business is subject to substantial government regulation, principally under the insurance laws of Ohio, Kentucky and Indiana. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance commission. With respect to our dental HMO products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $1 million according to the regulations of all three states. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. While Dental Care Plus is currently profitable, there can be no guaranty that it will be profitable in the future. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the Ohio, Kentucky and Indiana insurance regulatory agencies, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in Ohio, Kentucky and Indiana, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus. Insurance Associates, Inc. is required to have one agent licensed in Ohio and Kentucky. Otherwise, none of our dental PPO, dental indemnity or vision PPO business is subject to capital and surplus requirements.

If an event of default occurs under the loan documents we entered into in connection with the purchase of our office building, the entire balance of indebtedness due under these loan documents may become due, which could have an adverse effect on our short-term liquidity and may lead to a downgrade of our financial strength rating.

We are obligated under our mortgage note with an original principal amount of $1.8 million and an outstanding principal amount of approximately $1.3 million at December 31, 2007. Under the terms of the note, we are obligated to make principal payments of $10,000 per month plus interest based on LIBOR plus 1.75% through May 2013, and are obligated to make a balloon payment of $600,000 in June 2013. It is an event of default under the note if: (1) we fail to make any payment of principal or accrued interest when due, and such nonpayment remains uncured for a period of 10 days, (2) any of our representations or warranties in the note is materially inaccurate or misleading, (3) we fail to observe or perform any other term or condition of the note for a period of 30 days, (4) we dissolve, or merge or consolidate with a third party, or lease or sell a material part of our assets or business to a third party, (5) we fail to submit to the lender current financial information upon request, (6) a lien or other encumbrance becomes attached to our property, (7) in the judgment of the lender, a material adverse change occurs in our existing or prospective financial condition that may affect our ability to repay our obligations, or the lender deems itself insecure, (8) we declare bankruptcy, a bankruptcy petition is filed against us that is not dismissed within 30 days, we make an assignment for the benefit of creditors, we fail to generally pay our debts as such debts become due, or a receiver or similar official is appointed, (9) our nonpayment under any rate management obligation, and (10) we sell or transfer any of the collateral securing the loan, or the collateral securing the loan is destroyed, lost or damaged in any material respect.

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

We engage a licensed consulting actuary to assist us in establishing and adjusting our claims payable liability. We attempt to control the cost of dental services through our provider fee schedule, which we increase from time to time. The ratio of our fully-insured healthcare services expense to fully-insured premium revenue, or healthcare expense ratio (“HER”), can fluctuate between approximately 76% and 80%. Given our selling, general and administrative expense is approximately 19% of our premium revenue, our annual operating income is approximately 1% to 5% of premium revenue. The fluctuation in the HER ratio is primarily due to dental services utilization higher or lower than the level expected by management when the fully-insured premium rates are established. If we see an increase in dental services utilization as we did in 2004, we increase the level of our claims payable liability and record a corresponding increase to healthcare services expense for the current period in order to ensure that the claims payable liability is adequate given this new level of dental services utilization. Based on our 2007 operating results, a 1% increase in dental services utilization above the anticipated level would translate into an increase in our claims payable liability of approximately $306,000 and a corresponding increase in healthcare services expense. Accordingly, our pre-tax income would decrease by this amount.

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

We will incur significant legal, accounting, insurance and other expenses on an on-going basis as a result of being a public company. Compliance with securities laws, rules and regulations, including compliance with the Securities Exchange Act of 1934, Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations thereunder, cause us to incur significant costs and expenses, including legal and accounting costs, and make some activities more time-consuming and costly. If we are required to engage our independent registered public accounting firm to attest to the effectiveness of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations, then these expenses will negatively impact our net income in 2008 and beyond.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

We currently maintain our principal place of business at 100 Crowne Point Place, Sharonville, Ohio 45241, which is owned by our wholly-owned subsidiary, Dental Care Plus. We occupy approximately 60% of this property. The remaining amount, approximately 40%, is leased to third party tenants. We believe that our existing facility is adequate to support our business.

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

Anthony A. Cook, MS, MBA, 57, President and Chief Executive Officer. Mr. Cook has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed this position for the Company. Mr. Cook has over 28 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook assisted health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., CPA, MBA, 48, Vice President — Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern.

In addition to the foregoing executive officers, Ann Young is a significant employee of the Company:

Ann Young, 45, Chief Sales and Marketing Officer. Ms. Young has been Chief Sales and Marketing Officer of the Company and Dental Care Plus since October 2004. Prior to joining the Company, Ms. Young managed her own consulting firm, COACHLOGIC, from 2002 to 2004. She was also Senior Vice President of sales and marketing at Emerald Health Network in Cleveland, Ohio from 1999 to 2002 and Vice President of National Sales at The Chandler Group from 1991 to 1998. Ms. Young is a graduate of Kent State University and holds dual degrees in psychology and business administration. She is an active member of the International Coach Federation, the International Association of Coaching, and the Greater Cincinnati Professional Coaches Association.

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

Holders

As of December 31, 2007, there were 653 holders of Class A Redeemable Common Shares and 665 holders of Class B Redeemable Common Shares.

Dividend Policy

We have not declared or paid cash dividends. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on our Class A Redeemable Common Shares or Class B Redeemable Common Shares.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

In November 2007, the Company sold 10 Class B redeemable common shares to one participating dentist at a price of $584.40 per share, the book value of a redeemable common share at October 31, 2007. In December of 2007, the Company sold one Class A redeemable common share and 48 Class B redeemable common shares to two participating dentists at a price of $602.61 per share, the book value of a redeemable common share at November 30,

2007. The securities were sold in a private placement exempt from registration under the Securities Act of 1933, as amended, (the “Act”) pursuant to Section 4(2) of the Act and Regulation D. The private placement is being made using a confidential private placement memorandum only to participating dentists or retired participating dentists in one of the Company’s dental plans.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of the Company’s redeemable common share were approximately $601, $532, $518, $461, and $400 at December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

Purchases of Equity Securities

We repurchased and retired three Class A Redeemable Common Shares and 57 Class B Redeemable Common Shares during the three months ended December 31, as follows:

						Total Number of	Maximum Number of
						Shares Purchased as	Shares that May Yet
	Total Class A		Total Class B		Average	Part of a Publicly	Be Purchased Under
	Shares		Shares		Price Paid	Announced Plans or	the Plans or
Period	Purchased		Purchased		per Share	Programs	Programs

October 1 —
October 31, 2007	0		24	(a)	$547.93	0	N/A
November 1 —
November 30, 2007	0		0		N/A	0	N/A
December 1 —
December 31, 2007	3	(a)	33	(a)	$602.61	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

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

(All amounts in thousands, except earnings per Redeemable Common Share.)

	2007		2006	2005		2004		2003

Premium revenue	$59,950	(1)	$51,587	$44,857	(2)	$39,400	(3)	$35,810
Investment income	269		198	104		32		31
Other income	94		305	221		158		122
Net income on redeemable common shares	604		103	467		518		810
Total assets	12,285		12,799	12,250	(4)	9,688		9,158	(5)
Long-term obligations	1,576		1,631	1,889		1,675		1,620	(5)
Cash dividends declared	—		—	—		—		—
Basic earnings per redeemable common share	$72.88		$12.59	$55.14		$60.90		$97.55
Diluted earnings per redeemable common share	$72.50		$12.59	$55.14		$60.90		$97.55

(1)	Includes a $838 increase in fully-insured dental HMO revenue and a $6,283 increase in self-insured dental HMO revenue.

(2)	Includes approximately $1,237 from acquisition of Adenta, Inc. in June of 2005.

(3)	The Company reorganized into a holding company structure in July of 2004 and Insurance Associates Plus, Inc. was formed in August of 2004.

(4)	Total assets increased to approximately $12,250 in 2005 from approximately $9,668 in 2004 due to an increase in membership in our dental HMO segments and the addition of the Adenta tangible and intangible assets.

(5)	In 2003, the Company acquired its headquarters building and incurred approximately $1,800 of indebtedness in connection with such acquisition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2007, we had approximately 245,000 members in our dental and vision benefit programs with 1,972 dentists participating in our networks of providers.

We manage our business with three segments, fully-insured dental HMO, self-insured dental HMO, and corporate, all other. Corporate, All Other consists primarily of certain corporate activities and three additional product lines: DentaSelect PPO, DentaPremier indemnity and Vision Care Plus PPO. Our dental HMO products and all of our other product lines are marketed to employer groups. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) 131 “Disclosures About Segments of an Enterprise and Related Information” which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

In our original eight county service area, our dental HMO provider network includes approximately 90% of the dental providers in the market. In that market our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

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

Selling, general and administrative expenses increased significantly in 2005, 2006 and 2007 in connection with our expansion into Dayton, Ohio and Central Kentucky with new dental indemnity and dental PPO products and the Adenta product. We also incurred additional expenses in 2005 preparing to implement the new dental benefits administration and billing system that became operational in February of 2006.

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

Highlights

•	Our dental and vision products grew by approximately 28,300 members, or 13.1%, from 216,700 members at December 31, 2006 to 245,000 members at December 31, 2007. This membership increase included approximately 6,300 members from sales primarily related to our new DentaSelect PPO offering.

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

Comparison of Results of Operations for 2007 and 2006

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2007 and 2006 (in thousands, except for membership data and percentage change):

	2007	2006	Change

Membership:
Fully-insured DHMO	133,700	137,100	(2.5)%
Self-insured DHMO	84,300	62,500	34.9%
Corporate, All Other	27,000	17,100	57.9%

Total membership	245,000	216,700	13.1%

Premium revenue:
Fully-insured DHMO	$38,496	$37,658	2.2%
Self-insured DHMO	19,768	13,485	46.6%
Corporate, All Other	1,686	444	279.7%

Total premium revenue	59,950	51,587	16.2%

Healthcare service expense:
Fully-insured DHMO	30,236	30,178	0.2%
Self-insured DHMO	16,916	11,808	43.3%
Corporate, All Other	1,001	40	2402.5%

Total healthcare service expense	48,153	42,026	14.6%

Selling, general & administrative expenses:
Corporate, All Other	11,149	9,755	14.3%

Investment income:
Corporate, All Other	269	198	35.9%

Other income:
Corporate, All Other	94	305	(69.2)%

Interest expense:
Corporate, All Other	(95)	(121)	(21.5)%

Income tax expense:
Corporate, All Other	313	86	264.0%

Summary

Net income available for redeemable common shares was approximately $604,000 and $103,000 for the years ended December 31, 2007 and 2006, respectively. Basic earnings per redeemable common shares was $72.88 and $12.59 at December 31, 2007 and 2006, respectively. The increase in net income on available for redeemable common shares primarily resulted from a decrease in total healthcare services expense as a percentage of total premium revenue from 81.5% in 2006 to 80.3% in 2007 and offset by increased selling, general and administrative expenses.

Membership

Our fully-insured dental HMO membership decreased approximately 3,400 members, or 2.5%, from 137,100 at December 31, 2006 to 133,700 at December 31, 2007. This membership decrease is attributable to the reduction of approximately 14,900 fully-insured dental HMO members due to the conversion of two employer group membership from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007, offset by new fully-insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately

14,000 members. In addition, fully-insured dental HMO membership decreased by an additional 2,500 members due to a limited number of employer groups that did not renew their contracts with Dental Care Plus in the last 12 months.

Our self-insured dental HMO membership increased by approximately 21,800 members, or 34.9%, from approximately 62,500 members at December 31, 2006 to approximately 84,300 members at December 31, 2007 primarily due to the conversion of 14,900 members of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007. The remaining 6,900 member increase was the result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.

Corporate, All Other membership increased by approximately 9,900 members, or 57.9%, from approximately 17,100 members at December 31, 2006 to approximately 27,000 members at December 31, 2007. Dental indemnity membership increased by approximately 1,100 members, or 29.7%, from approximately 3,700 members at December 31, 2006 to approximately 4,800 members as of December 31, 2007. These dental indemnity members represent in-area members whose dentists are outside of the Dental Care Plus provider network and out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer dental indemnity coverage has allowed us to sell dental benefits to employer groups that want access to out-of-network providers in our market areas and employer groups with out-of-area employees. Fully-insured dental PPO membership increased by approximately 6,400 members, or 71.9%, from approximately 8,900 members at December 31, 2006 to approximately 15,300 members at December 31, 2007. Approximately 5,600 members fully-insured dental PPO members converted from the Adenta dental product. Fully-insured vision membership increased by approximately 2,400 members, or 53.3%, from approximately 4,500 members at December 31, 2006 to approximately 6,900 members at December 31, 2007. Except for approximately 6,100 Dental Care Plus dental PPO members and approximately 800 Dental Care Plus dental indemnity members at December 31, 2007, the fully-insured dental indemnity, dental PPO and vision products are all underwritten by third party insurance carriers.

Revenue

Fully-insured dental HMO premium revenue increased approximately $838,000, or 2.2%, in 2007 as compared to 2006. Approximately $652,000 of this premium revenue increase is attributable to net membership volume increases in the dental HMO product line. Approximately $554,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $368,000 during 2007 as the Adenta membership transferred to our dental PPO product or to another dental carrier.

Total self-insured revenue increased approximately $6,283,000, or 46.6%, from approximately $13,485,000 in 2006 to approximately $19,768,000 in 2007. This increase is attributable to the 34.9% increase in self-insured HMO membership, an increase in self-insured ASO fee rates and a provider fee schedule increase implemented at the beginning of 2007 that contributed to the 6.0% increase in self-insured claim revenue on a per member per month basis. The self-insured segment revenue has two components:

Self-Insured Claim Revenue — Self-insured claim revenue increased approximately $5,970,000, or 46.8%, from approximately $12,754,000 in 2006 to approximately $18,724,000 in 2007. This increase is due to the 34.9% increase in self-insured dental HMO membership along with a 6.0% increase in self-insured claim revenue on a per member per month basis in 2007 as compared to 2006.

Self-Insured ASO Fees — Self-insured ASO fees increased approximately $313,000, or 42.8%, from approximately $731,000 in 2006 to approximately $1,044,000 in 2007. These increases are primarily attributable to the 34.9% increase in self-insured HMO membership and a significant increase in the average self-insured ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, All Other premium revenue is derived from our fully-insured dental indemnity product, our fully-insured dental PPO products and our fully-insured vision product. In aggregate, Corporate, All Other premium revenue increased by approximately $1,242,000, or 279.7%, from approximately $444,000 in 2006 to approximately $1,686,000 in 2007.

During the first nine months of 2007, the dental indemnity product was underwritten by a third party insurance carrier and we were paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees were approximately $124,000 for the years ended December 31, 2006 and 2007. The majority of the dental indemnity product is now underwritten by Dental Care Plus. In the fourth quarter of 2007, our fully-insured dental indemnity premium was approximately $274,000.

Our fully-insured dental PPO premium revenue increased by $879,000, or 406.9%, from approximately $216,000 in 2006 to approximately $1,095,000 in 2007. The DCP fully-insured dental PPO was introduced in the third quarter of 2006. In 2006, the Company entered into a quota share group dental reinsurance agreement with a third party insurance company. The third party insurance company has agreed to indemnify DCP relative to its share of the insurance risk. This group dental reinsurance agreement applies to certain group dental PPO policies underwritten by DCP in our expansion markets. The fully-insured PPO premium revenue for the portion retained by DCP increased by approximately $860,000, from approximately $53,000 in 2006 to approximately $913,000 in 2007.

Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees increased by approximately $18,000, or 11.0%, from approximately $164,000 in 2006 to approximately $182,000 in 2007.

In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees increased by approximately $65,000, or 66.3%, from approximately $98,000 in 2006 to approximately $163,000 in 2007.

Healthcare Service Expenses

Fully-insured healthcare services expense increased approximately $58,000, or 0.2%, from approximately $30,178,000 in 2006 to approximately $30,236,000 in 2007. This increase is primarily attributable to the provider fee schedule increase implemented at the beginning of 2007 offset by the 2.5% decrease in fully-insured dental membership in 2007. On a per member per month basis, fully-insured healthcare services expense decreased by 1.5% in 2007 compared to 2006. Given the fee schedule increase effective January 1, 2007, there was a slight decrease in utilization on a per member per month basis and a less expensive mix of services provided in 2007 compared to 2006 primarily due to the shift of two employer groups with higher than average healthcare services expense on a per-member-per-month basis out of the fully-insured product line. The fully-insured healthcare services expense attributable to the Adenta membership was approximately $245,000 for 2006. There was no healthcare services expense attributable to Adenta membership in the 2007.

Self-insured healthcare services expense increased approximately $5,108,000, or 43.3%, from approximately $11,808,000 in 2006 to approximately $16,916,000 in 2007. This increase is attributable to both the 34.9% increase in self-insured dental HMO membership, the provider fee schedule increase implemented at the beginning of 2007, and the shift of the two employer groups with higher than average healthcare services expense on a per-member-per-month basis into the self-insured product line.

Corporate, All Other healthcare services expense is limited to the healthcare services expense related to the fully-insured Dental Care Plus dental PPO product that was introduced in the third quarter of 2006 and the fully-insured Dental Care Plus dental indemnity product that was introduced in the fourth quarter of 2007. The fully-insured Dental Care Plus dental PPO healthcare services expense for the portion of the risk retained by DCP increased by approximately $718,000, from approximately $40,000 in 2006 to approximately $758,000 in 2007. The fully-insured Dental Care Plus dental indemnity healthcare services expense increased by approximately $243,000, from $0 in 2006 to approximately $243,000 in 2007. Because our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers, we do not recognize any premium revenue or healthcare services expense associated with these products.

Reinsurance

In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. Dental insurance premium ceded was approximately $228,000 in 2007. The healthcare services expense ceded was approximately $189,000 in 2007. As of December 31, 2007 the Company has approximately $26,500 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable, which is included in accounts receivable.

Selling, General and Administrative Expenses

Consolidated selling, general and administrative, or SG&A, expenses increased approximately $1,394,000, or 14.3%, from approximately $9,755,000 in 2006 to approximately $11,149,000 in 2007. Total SG&A expenses as a percentage of total premium revenue, or SG&A expense ratio, was 18.6% for 2007, decreasing 30 basis points from the 2006 ratio of 18.9%. Salaries and benefits increased by approximately $649,000 due to the addition of sales & marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets as well as additional operational and finance staff to support our expanded activities. Commissions expense increased approximately $525,000 due to the increases in membership and the fact that the prevailing commission rates in the Kentucky markets are higher than the prevailing rates in Southwestern Ohio. Depreciation and amortization expense for 2007 decreased approximately $211,000, or 34.2%, compared to 2006. These decreases were due primarily to a decrease in the amortization of the identifiable assets acquired in the acquisition of Adenta after the write down of the intangible asset associated with the Adenta network lease contract with Humana Dental in July of 2006. In 2007, board of directors expense increased approximately $180,000, or 52.3%, from approximately $344,000 in 2006 to approximately $524,000 in 2007 as a result of director compensation increases and additional board committee meetings. The remaining amount of approximately $251,000 is due to various operating expense increases in 2007 as compared to 2006.

Financial Statements and Exhibits

Investment Income

Investment income increased approximately $71,000, or 35.9%, from approximately $198,000 in 2006 to approximately $269,000 in 2007. This increase is primarily attributable to a shift of funds from short term to higher yield long term investments, higher interest bearing cash balances, and an increase in prevailing interest rates during 2007.

Other Income

Other income decreased approximately $211,000, or 69.2% in 2007 as compared to 2006. Dental provider network leasing revenue decreased approximately $185,000 in 2007 from approximately $213,000 in 2006 to approximately $28,000 in 2007 primarily due to the loss of the revenue associated with the Humana provider network lease with Adenta that was terminated in the third quarter of 2006. Rental revenue earned from leasing a portion of the office building owned by our subsidiary Dental Care Plus decreased by approximately $34,000, or 37.0%, from approximately $92,000 in 2006 to approximately $58,000 in 2007 due to a vacancy in a portion of the office building in 2007.

Interest Expense

Interest expense decreased $26,000, or 21.5%, from approximately $121,000 in 2006 to approximately $95,000 in 2007. The decrease is primarily attributable to a decrease in the interest expense associated with our capital lease and mortgage obligations as these obligation decreased.

Income Taxes

Our effective tax rate for 2007 of 34.1% decreased 11.4% compared to the 45.5% effective tax rate in 2006. Our 2007 effective tax rate is lower than the federal statutory rate due to a decrease in applicable state and local taxes, release of the FIN 48 reserve due to settlement of state income taxes and the elimination of certain non-deductible reorganization costs associated with acquiring the Dental Care Plus Life Insurance license that were no longer applicable during 2007.

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

Comparison of Results of Operations for 2006 and 2005

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2006 and 2005 (in thousands, except for membership data and percentage change):

	2006	2005	Change

Membership:
Fully-insured DHMO	137,100	137,000	0.0%
Self-insured DHMO	62,500	46,000	35.9%
Corporate, All Other	17,100	6,100	180.3%

Total membership	216,700	189,100	14.6%

Premium revenue:
Fully-insured DHMO	$37,658	$34,688	8.6%
Self-insured DHMO	13,485	10,044	34.3%
Corporate, All Other	444	125	255.2%

Total premium revenue	51,587	44,857	15.0%

Healthcare service expense:
Fully-insured DHMO	30,178	27,681	9.0%
Self-insured DHMO	11,808	8,568	37.8%
Corporate, All Other	40	0	100.0%

Total healthcare service expense	42,026	36,249	15.9%

Selling, general & administrative expenses:
Corporate, All Other	9,755	8,016	21.7%

Investment income:
Corporate, All Other	198	104	90.4%

Other income:
Corporate, All Other	305	221	38.0%

Interest expense:
Corporate, All Other	(121)	(129)	(6.2)%

Income tax expense:
Corporate, All Other	86	321	(73.2)%

Summary

Net income on redeemable common shares was approximately $103,000, or $12.59 per redeemable common share, in 2006 compared to approximately $467,000, or $55.14 per redeemable common share, in 2005. The decrease in net income on redeemable common shares primarily resulted from increased healthcare services expense and increased selling, general and administrative expenses associated with becoming an Exchange Act reporting company.

Membership

Our fully-insured dental HMO membership remained relatively constant in 2006 as compared to 2005. As of December 31, 2006 and 2005, we had approximately 137,100 and 137,000 fully-insured members, respectively.

Self-insured dental HMO membership increased by approximately 16,500 members, or 35.9%. The increase is primarily the result of one new self-insured dental HMO employer group obtained in July 2006 with approximately 10,000 members.

Corporate all other, membership increased by approximately 11,000 members, or 180.3%. The increase is primarily attributable to the increase membership in our dental PPO product from approximately 2,400 members at December 31, 2005 to 8,900 members at December 31, 2006. Dental indemnity membership increased 36.8%, to approximately 3,700 members at December 31, 2006 from approximately 2,600 members at December 31, 2005. The dental indemnity members represent the out-of-area members for employer groups based in Ohio and Kentucky. The remaining increase is attributed to an increase in the membership in the fully-insured Vision Care Plus product from approximately 1,100 at December 31, 2005 to approximately 4,500 at December 31, 2006. Except for approximately 1,000 Dental Care Plus dental PPO members at December 31, 2006, the dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.

Revenue

Fully-insured dental HMO premium revenue increased approximately $3.0 million, or 8.6%, in 2006 as compared to 2005. This premium revenue increase is attributable a shift of membership volume from the Adenta dental HMO product to the Dental Care Plus dental HMO product with higher premium rates and increases in negotiated premium rates with employer groups at their annual renewals.

Total self-insured revenue increased approximately $3.4 million, or 34.3%, in 2006 as compared to 2005. This increase is attributable to the 35.9% increase in self-insured HMO membership and a provider fee schedule increase implemented at the beginning of 2006. The self-insured segment revenue has two components:

Self-insured Claim Revenue — Self-insured claim revenue increased approximately $3.2 million, or 34.4% in 2006 as compared to 2005 is due to increased self-insured dental HMO membership along with a fee schedule increase implemented in 2006.

Self-insured ASO Fees — Self-insured ASO fees increased approximately $176,000, or 31.8% in 2006 as compared to 2005. This increase is primarily attributable to the 35.9% increase in self-insured HMO membership and is also attributable to a slight increase in average ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

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

Healthcare Service Expenses

Fully-insured healthcare services expense increased approximately $2.5 million, or 9.0%, in 2006 as compared to 2005. This increase is attributable to both the increase in dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Member utilization remained relatively constant between 2005 and 2006.

Self-insured healthcare services expense increased approximately $3.2 million or 37.8%, in 2006 as compared to 2005. This increase is attributable to both the increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2006. Member utilization remained relatively constant between 2005 and 2006.

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

Selling, General and Administrative Expenses

Consolidated selling, general and administrative expenses increased approximately $1.7 million, or 21.7%, in 2006 as compared to 2005. Salaries and benefits increased by approximately $420,000 due to the addition of sales & marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets as well as additional operational and finance staff to support our expanded activities. Commissions expense increased approximately $326,000 due to the increases in membership and the fact that the prevailing commission rates in the Kentucky markets are higher than the prevailing rates in Southwestern Ohio. Professional services expense increased approximately $291,000, or 35.5%. This increase was primarily due to the an increase in legal and accounting expense associated with becoming a SEC reporting company. Depreciation and amortization expense increased approximately $301,000, or 95.6%, to approximately $616,000 in 2006 from approximately $315,000 in 2005. This increase was due to the amortization of the identifiable assets acquired in the acquisition of Adenta. Amortization recorded in 2006 includes an impairment charge recorded in July of approximately $128,000 to eliminate the remaining balance associated with the Humana Dental network lease agreement intangible asset. See Note 3 of the consolidated financial statements included in Item 8. In 2006, computer maintenance expensed increased approximately $108,000 due to the monthly service agreement for the new dental administration software that was implemented in February 2006. Board of Directors fees increased approximately $115,000 as a result of the new DCP Holding Company Deferred Compensation Plan as well as an additional director added in 2006. The remaining amount of approximately $139,000 is due to various operating expense increases in 2006 as compared to 2005.

Financial Statements and Exhibits

Investment Income

Investment income increased approximately $94,000, or 90.4%, in 2006 as compared to 2005. This increase is primarily attributable to a shift of funds from short term to higher yield long term investments, higher interest bearing cash balances, and an increase in prevailing interest rates.

Other Income

Other income increased approximately $84,000, or 38.0%, in 2006 as compared to 2005. Dental provider network leasing revenue increased approximately $68,000 in 2006 from approximately $145,000 in 2005 to approximately $213,000 in 2006 primarily due to the revenue associated with the acquisition of Adenta. The increase of Other revenue also contributed to the increase. Other revenue includes rental revenue earned from leasing a portion of the office building owned by our subsidiary Dental Care Plus.

Interest Expense

Interest expense decreased $8,000, or 6.2%, to approximately $121,000 in 2006 from approximately $129,000 in 2005. The decrease is primarily attributable to the interest expense associated with the reduction of our capital lease obligation related to dental administration software.

Income Taxes

Our effective tax rate for 2006 of 45.5% increased 4.8% compared to the 40.7% effective tax rate in 2005. Our 2006 effective tax rate is higher than the federal statutory rate due to applicable state and local taxes and certain non-deductible reorganization costs associated with acquiring the Dental Care Plus Life Insurance license. See Note 6 to the consolidated financial statements included in Item 8- Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, selling, general and administrative expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash decreased approximately $700,000, or 11.3%, for the year ended December 31, 2007 to approximately $5.5 million at December 31, 2007 from approximately $6.2 million at December 31, 2006. Cash increased approximately $600,000 or 10.7%, to approximately $6.2 million at December 31, 2006 from approximately $5.6 million at December 31, 2005. The change in cash for the years ended December 31, 2006, 2005 and 2004 is summarized as follows (in thousands):

	2007	2006	2005

Net cash (used in) provided by operating activities	$(398)	$1,399	$2,021
Net cash used in investing activities	(126)	(285)	(301)
Net cash used in financing activities	(182)	(519)	(395)

Increase (decrease) in cash	$(706)	$595	$1,324

Cash flow from Operating Activities

In 2007, we used approximately $398,000 of cash in operating activities. We realized net income of approximately $604,000. In addition to our 2007 net income, we recognized depreciation and amortization of approximately $405,000. Other sources of cash include: increases in our unearned premium, accounts payable and other accrued expenses, deferred compensation and federal income tax payable liabilities totaling approximately $590,000. These sources of operating cash were offset by a decrease in our claims payable liability of approximately $1.5 million due to the payments to dental providers on December 31, 2007 that reduced our inventory of reported claims in process, increases in accounts receivable, prepaid expenses and other assets totaling approximately $353,000, and deferred income taxes of approximately $144,000.

In 2006, we generated approximately $1.4 million of cash by operating activities and realized net income of approximately $103,000. The decrease in net cash provided by operating activities of approximately $622,000 is primarily due to a decrease in net income in 2006 as compared to 2005. Continued growth of approximately $100,000 and an increase in the provider withhold payable in the amount of $600,000 account for the increase in claims payable of approximately $700,000 from approximately $3.3 million at December 31, 2005 to approximately $4.0 million at December 31, 2006. In addition, our growth in 2006, contributed to an increase in accounts payable, accrued expenses and other liabilities totaling approximately $538,000. Non-cash depreciation and amortization expense was approximately $615,000. These increases in cash provided by operating activities were offset by an increase in account receivable and other assets and a decrease in unearned premium totaling approximately $484,000.

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

Cash flow from Investing Activities

In 2007, we invested approximately $137,000 in building improvements, office equipment and computer equipment. Also in 2007, approximately $1.2 million of our investments matured, and we reinvested the proceeds in additional investments.

In 2006, we invested approximately $160,000 in building improvements, office equipment and computer equipment. During 2006, we completed the required net asset valuation analysis for the Adenta acquisition in 2005, and the Company and the representatives of the former Adenta shareholders negotiated an agreement whereby the former Adenta shareholders were paid an additional cash consideration of $25,000. Also in 2006, we invested an additional $100,000 of our excess cash in FDIC insured bank certificates of deposits in order to earn higher interest rate yields.

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

Cash flow from Financing Activities

In 2007, we paid $120,000 of our outstanding mortgage balance, approximately $210,000 in capital lease payments for our dental administration software, and approximately $55,000 of the principal balance of the Adenta debt assumed in 2005. During 2006, we repurchased redeemable common shares with a value of approximately $62,000, which was offset by the issuance of redeemable commons shares with a value of approximately $266,000. There were no new financing commitments executed in 2007.

In 2006, we paid $120,000 of our outstanding mortgage balance, $171,000 in capital lease payments for our dental administration software, and $95,000 of the principal balance of the Adenta debt assumed in 2005. During 2006, we repurchased redeemable common shares with a value of approximately $141,000, which was partially offset by the issuance of redeemable commons shares with a value of approximately $35,000. There were no new financing commitments executed in 2006.

In 2005, we refinanced approximately $190,000 of debt we assumed in the acquisition of Adenta under more favorable terms and conditions with a commercial bank in Ohio. We also paid $120,000 of our outstanding mortgage balance, $171,000 in capital lease payments for our new dental administration software, and $92,000 of the principal balance of the assumed Adenta debt. This represents a total payment of approximately $383,000 in debt and capital lease obligations in 2005.

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

In December of each year our Board evaluates the projected pre-tax income of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the implementation of the new dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims submitted by such participating dental provider in relation to the total claims submitted by all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board are accrued in the fourth quarter of the fiscal year. The Board authorized amounts of return of withhold amounting to $650,000 and $900,000 for the years ended December 31, 2007 and 2006, respectively. In 2005, the Board authorized amounts of return of withhold totaling approximately $610,000 that consisted of $300,000 with respect to amounts withheld in 2005 and 2004, and approximately $310,000 with respect to amounts withheld in 2003.

Based on historical experience, the Board may authorize an aggregate provider withhold payment between 0% and 45% of the approximate $5.5 million provider withhold expected for 2008, or a maximum of $2.5 million. We also expect that the Board may authorize aggregate provider withhold payments for calendar years 2009 through 2011 in amounts between 0% and 45% of the total provider withhold amounts for those years and that the level of provider withhold payments for 2009 through 2011 could be greater than 45% depending upon the Company’s performance. However, the Board will not authorize an aggregate provider withhold payment for any year that would result in an operating loss for the year in review. These forecasted amounts are based on projections of future claims revenues and certain planning assumptions and estimates currently being made with respect to future application of the factors historically considered by the Board in making its determination to authorize the payment of withhold amounts. These planning assumptions reflect management’s current expectations and views about future events and are subject to risks, uncertainties and other factors that could cause actual withhold payment amounts to differ materially from these stated assumptions. Important factors that could cause actual results to differ materially from those being planned for, include, among others: claims exceeding or not meeting our estimates, a threatened or actual downgrade in our financial strength rating, the loss of a significant customer or broker, the loss of a large employer group and an unexpected increase or decrease in dental service utilization by our dental members.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2007 is as follows:

	Less than 1			More than
Contractual Obligations	Year	1-3 Years	3-5 Years	5 Years	Total

Long-term debt and interest(1)	$238,771	$436,643	$383,203	$689,040	$1,747,657
Capital lease and interest	232,213	19,350	—	—	251,563
Operating Leases	165,712	307,372	31,023	—	504,107
Claims Payable	2,490,251	—	—	—	2,490,251

Total	$3,126,947	$763,365	$414,226	$689,040	$4,993,578

(1)	Our swap interest payments are based on a fixed rate of 4.95%. We estimate that we will receive swap interest payments totaling approximately $212,000 based on a variable rate of LIBOR plus 1.75% or 6.07%, as of December 31, 2007.

Off-balance sheet Arrangements

At December 31, 2007, future approximate minimum annual lease payments under noncancellable operating leases are as follows: 2008 — $166,000; 2009 — $159,000; 2010 — $148,000, and 2011 — $31,000.

Financial Condition

Our consolidated cash and short term investments were approximately $6.4 million at December 31, 2007. Our consolidated cash and short term investments decreased by approximately $900,000 from approximately $7.3 million as of December 31, 2006.

This decrease in cash and short term investments from December 31, 2006 to December 31, 2007 is primarily due to the cash used in operating, investing and financing activities of approximately $398,000, $126,000 and $182,000, respectively. In addition to this decrease in cash and short term investments of approximately $706,000, there was a shift of approximately $200,000 in FDIC insured certificate of deposit investment from short term investments to long term investments during this period.

On January 3, 2006 we entered into an agreement with Fifth Third Bank for a $500,000 working capital line of credit. Interest was payable based on the prime borrowing rate of 7.25% at December 31, 2007. The Company did not have any interest expense for the line of credit in 2007 and paid $158 in 2006. As of December 31, 2007 and 2006 there was no amount outstanding on the line of credit.

Together our cash, short term investments and working capital line of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable common share redemptions, we repurchased approximately $62,000, $141,000, and $12,000 worth of redeemable common shares in the years ended December 31, 2007, 2006 and 2005, respectively. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

On December 18, 2006, the Ohio Department of Insurance approved Dental Care Plus, Inc.’s application for a life and health insurance license. As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is now able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio. Accordingly, the required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2007.

We maintained aggregate statutory capital and surplus of approximately $4.7 million as of December 31, 2007 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2008 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings, investment in Dental Care Plus of the earnings of other subsidiaries and capital raised in future redeemable common and preferred share offerings.

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

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2007, 2006 and 2005, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years Ended December 31,
	2007	2006	2005

Changes in:
Unrealized gain (loss) on investments	$5,030	$554	$(5,233)
Increase (decrease) in fair value of interest rate swap	(30,096)	(3,953)	15,429

Total	$(25,066)	$(3,399)	$10,196

Net unrealized investment gains in marketable securities (net of income tax effects) were $5,030 in the year ended December 31, 2007. Net unrealized investment losses in marketable securities (net of income tax effects) were $554 in the year ended December 31, 2006.

The fair market value of the variable to fixed interest rate swap contract (net of income tax effects) decreased by $30,096 in year ended December 31, 2007 due to a decrease in prevailing interest rates during 2007. The fair market value of the variable to fixed interest rate swap contract (net of income tax effects) decreased by $3,953 in year ended December 31, 2006 due to a decrease in expected future interest rates during 2006. The fair market value of the variable to fixed interest rate swap contract was $27,009, $72,609 and $78,599 at December 31, 2007, 2006 and 2005, respectively and is included in other assets.

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

Investments

We have classified all of our investments as “available-for-sale.” Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders’ equity. We invest our excess cash in FDIC insured bank certificates of deposit and U.S. government security money market funds. Each certificate of deposit with an original cost of $100,000 is invested with a separate FDIC-insured financial institution. The quoted market prices of these certificates of deposit are the amounts we would receive if we liquidated them prior to maturity. We conduct periodic reviews of individual portfolio holdings that have a market value less than their respective carrying value to identify other-than-temporary impairments. As of December 31, 2007, there were no other-than-temporary impairments. In the event there was an unrealized loss on an investment that we believed to be other than temporary, the loss would be reported in the statement of operations, instead of in a separate caption of stockholders’ equity. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash.

Accounts Receivable

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. We regularly monitor the timing and amount of our premium collections, and maintain a reserve for estimated bad debt losses. The amount of the reserve is based primarily on our historical experience and any customer-specific collection issues that are identified.

Goodwill and Intangible Assets

Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

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

	2007		2006

IBNR	$1,185,541	47.6%	$1,514,963	38.0%
Reported claims in process	609,890	24.5%	1,501,508	37.7%
Other healthcare services expenses payable	694,820	27.9%	971,120	24.3%

Total claims payable liability	$2,490,251	100%	$3,987,591	100%

At December 31, 2007, our estimated total claims payable liability included approximately $2.5 million for Dental Care Plus, comprised of IBNR of approximately $1.2 million and reported claims in process of approximately $610,000. Other healthcare services expenses at December 31, 2007 included approximately $45,000 for the estimated cost of processing outstanding claims and an accrued but unpaid provider withhold payment of $650,000. The provider withhold liability was recognized in December 2007 when it was authorized by our Board of Directors.

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

Between December 31, 2006 and December 31, 2007, our IBNR estimate decreased by approximately $329,000 or 21.7%, primarily due to a fully-insured membership decrease of 2.5%, a slight decrease in utilization on a per member per month basis and a less expensive mix of services provided in 2007 compared to 2006 primarily due to the shift of two employer groups with higher than average healthcare services expense on a per-member-per-month basis out of the fully-insured product line. Reported claims in process decreased by approximately $892,000, or 59.4%, from December 31, 2005 to December 31, 2006 due to a decrease in the number of days of reported claims in process from 14 days at December 31, 2006 to 4 days at December 31, 2007. The number of days of reported claims in process at year end varies with the timing of our bi-weekly provider claim payment cycle. In 2007, we had a bi-weekly claim payment to providers on December 31, 2007 that cleared out the majority of the reported claims in process at year end. Other healthcare services expense payable decreased by approximately $276,000, primarily due to the fact that the unpaid provider withhold payment of $650,000 at December 31, 2007 that was authorized by our Board of Directors in December of 2007 was $250,000 less than the comparable unpaid provider withhold amount of $900,000 at December 31, 2006.

IBNR and Reported Claims in Process Estimates

We estimate liabilities for both IBNR and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates.

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

The table set forth below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of December 31, 2007 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor(b)
	Estimated Claims				Estimated Claims
(Decrease)	Payable Liability		(Decrease)		Payable Liability
Increase	as of		Increase		as of
In Factor	12/31/2007		In Factor		12/31/2007

(0.25)%		2,566,251	(1)%		2,468,251
0%	(estimate used)	2,490,251	0%	(estimate used)	2,490,251
0.25%		2,434,251	1%		2,512,251

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.

(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

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

Provider Withhold Payments

We do not estimate an accrued liability on a quarterly basis for provider withhold payments because we have no obligation to pay any portion of the amount withheld to the providers and providers have no vested rights in the amounts withheld unless our Board of Directors authorizes a payment to them. Our Board makes a decision annually in December as to whether or not to authorize any payment in respect of the withhold amount for the current year at which time the Company records a liability for the authorized withhold amount. Given the uncertainties associated with the factors considered by the Board and the discretionary nature of these payments, we are not able to estimate the liability for provider withhold payments prior to Board authorization. The actual amount authorized by our Board for payment to the providers is added to the accrued liability for claims payable in the month the authorization occurs.

The amount of the annual provider withhold payment authorized by our Board varies from year to year depending on, among other factors deemed relevant from time to time, the amount of pre-tax income projected for the year then ending, our estimated income tax liability for the year, the amount of retained earnings needed to satisfy the risk-based capital requirements of the Ohio Department of Insurance, factors impacting our financial strength rating with A.M. Best, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level, and the amount of capital needed for anticipated future capital expenditures.

The annual provider withhold payment authorized by the Board is recorded in December of the applicable year, resulting in a corresponding increase of claims expense and claims payable liability. Depending on the amount of the provider withhold payment authorized, there may be a material increase in the claims payable liability at year end. At December 31, 2007, our claims payable liability increased by approximately 35% after recording the $650,000 provider withhold payment authorized by the Board. Safeguarding the financial condition and liquidity of the Company is a material factor considered in the provider withhold payment practices adopted by the Board.

Redeemable Common Shares

The Company’s Class A and Class B redeemable common shares are owned by participating providers and Company directors. Only participating providers in the original eight county area are eligible to own Class A voting redeemable common shares (See Note 10). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. As of December 31, 2005 to comply with the requirements of EITF D-98, the Company changed its reporting related to its redeemable common shares as a result of becoming a Securities and Exchange Commission registrant. The Company’s Class A and Class B common shares are now considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company now records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheet outside of permanent shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) that formerly was recorded as a change to retained earnings as a change to the redemption value of the Redeemable Common Shares to accrete the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Recognition of Premium Revenue

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as unearned premium revenue.

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

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of SFAS No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

New Accounting Standards

In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded SFAS No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company does not expect SFAS No. 159 to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. The Company is evaluating the effect SFAS No. 141(R) will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we will adopt this statement on January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position or results of operations.

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

At December 31, 2007, our investment portfolio consisted solely of FDIC insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $17,339 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $17,714 increase in fair value. While the certificates of deposit with a cost of $1.9 million December 31, 2007 are all classified as available for sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.

At December 31, 2007, we had a mortgage note with a bank with an outstanding principal balance of $1.3 million with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000 vis a vis the note.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2005 the Company changed its reporting for redeemable common shares as a result of becoming a Securities and Exchange Commission registrant.

As discussed in Note 8, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006 and, as discussed in Note 1, the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/  Deloitte & Touche LLP

Cincinnati, OH
March 24, 2008

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,517,908	$6,223,757
Short-term investments at fair value, cost of $858,000 and $1,100,000 at December 31, 2007 and 2006, respectively	857,848	1,096,721
Accounts receivable, net of allowance of $3,499 and $37,403 at December 31, 2007 and 2006, respectively	587,380	406,507
Prepaid expense, deposits, and other	240,797	141,103
Deferred income tax, current	142,429	75,881

Total current assets	7,346,362	7,943,969

INVESTMENTS	1,109,683	796,189

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,236,866	2,221,171
Furniture and equipment	1,925,481	1,885,238

Total property, plant, and equipment	4,526,347	4,470,409
Less accumulated depreciation	(1,583,009)	(1,274,733)

Total property, plant, and equipment — net	2,943,338	3,195,676

INTANGIBLE ASSETS, Net of accumulated amortization of $51,000 and $36,000 at December 31, 2007 and 2006, respectively	188,532	203,880

GOODWILL	136,355	136,355

DEFERRED INCOME TAX, NON-CURRENT	101,375	11,355

OTHER ASSETS	459,586	511,910

TOTAL ASSETS	$12,285,231	$12,799,334

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term obligations	$343,624	$385,902
Claims payable	2,490,251	3,987,591
Accounts payable and accrued expenses	1,917,966	1,811,349
Unearned premium revenue	666,411	587,963
Federal income tax payable	137,497	19,238
Other current liabilities	62,644	50,753

Total current liabilities	5,618,393	6,842,796

LONG TERM LIABILITIES:
Mortgage loan payable	1,140,000	1,260,000
Capital lease obligation	19,253	242,877
Deferred compensation	416,374	127,670

Total long-term liabilities	1,575,627	1,630,547

TOTAL LIABILITIES	7,194,020	8,473,343

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value — authorized, 7,500 shares; issued and outstanding, 653 and 681 at December 31, 2007 and 2006, respectively	392,603	362,853
Class B Redeemable Common Shares, no par value — authorized, 100,000 shares; issued and outstanding, 7,815 and 7,438 at December 31, 2007 and 2006, respectively	4,698,608	3,963,138

Total redeemable common shares	5,091,211	4,325,991

SHAREHOLDERS’ EQUITY — Preferred Shares; no par value — authorized, 100,000 shares; issued, none

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,285,231	$12,799,334

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For Each of the Three Years in the Period Ended December 31, 2007

	2007	2006	2005

PREMIUM REVENUE	$59,949,897	$51,587,458	$44,857,237

EXPENSES:
Healthcare services expense (including shareholder healthcare service expense of $38,941,000, $36,972,000, and $33,476,000 in 2007, 2006, and 2005, respectively)	48,152,505	42,025,929	36,249,406
Selling, general and administrative expenses	11,149,023	9,755,183	8,016,078

Total expenses	59,301,528	51,781,112	44,265,484

OPERATING (LOSS) INCOME	648,369	(193,654)	591,753

NON-OPERATING INCOME (EXPENSE):
Investment income	269,343	198,380	104,214
Other income	94,012	305,437	221,339
Interest expense	(94,652)	(121,200)	(129,373)

Net non-operating income	268,703	382,617	196,180

INCOME BEFORE INCOME TAX	917,072	188,963	787,933

PROVISION (BENEFIT) FOR INCOME TAX:
Current	456,244	139,190	329,028
Deferred	(143,657)	(53,168)	(8,197)

Total	312,587	86,022	320,831

NET INCOME ON REDEEMABLE COMMON SHARES	$604,485	$102,941	$467,102

BASIC EARNINGS PER REDEEMABLE COMMON SHARE	$72.88	$12.59	$55.14

DILUTED EARNINGS PER REDEEMABLE COMMON SHARE	$72.50	$12.59	$55.14

Share figures reflect the effects of a 5 for 1 stock dividend effective to shareholders of record on August 31, 2005.

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For Each of the Three Years in the Period Ended December 31, 2007

					Shareholders Equity
	Redeemable Common Shares					Other
	Class A		Class B			Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income	Total		Income

BALANCE — December 31, 2004	708	$1,958,940	7,788	$1,958,940
Stock split (See Note 10)		(1,632,463)		1,632,463
Net income					$467,102			$467,102	$467,102
Change in fair value of interest rate swap (net of income tax of $7,949)						$15,429		15,429	15,429
Unrealized loss on investments (net of income tax benefit of $2,699)						(5,233)		(5,233)	(5,233)

Total comprehensive income									$477,298

Class A Common Shares exchanged for Class B Common Shares	(14)	(2,242)	14	2,242
Common shares repurchased and retired	(3)	(1,036)	(33)	(11,395)
Accretion of common shares to redemption value		34,777		442,521	(467,102)	(10,196)		(477,298)

BALANCE — December 31, 2005	691	357,976	7,769	4,024,771
Net income					102,941			102,941	$102,941
Change in fair value of interest rate swap (net of income tax benefit of $2,037)						(3,953)		(3,953)	(3,953)
Unrealized gain on investments (net of income tax of $289)						554		554	554

Total comprehensive income									$99,542

Class B Common Shares issued			61	35,022
Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares repurchased and retired	(7)	(3,436)	(395)	(187,884)
Accretion of common shares to redemption value		9,868		89,674	(102,941)	3,399		(99,542)

BALANCE — December 31, 2006	681	362,853	7,438	3,963,138
Net income					604,485			604,485	$604,485
Change in fair value of interest rate swap (net of income tax benefit of $15,504)						(30,096)		(30,096)	(30,096)
Unrealized gain on investments (net of income tax of $2,591)						5,030		5,030	5,030

Total comprehensive income									$579,419

Cumulative effect of change in accounting principle (FIN 48)					(5,997)
Class A and B Common Shares issued	1	603	490	265,260
Class A Common Shares exchanged for Class B Common Shares	(20)	(10,527)	20	10,527
Common shares repurchased and retired	(9)	(4,644)	(133)	(69,421)
Accretion of common shares to redemption value		44,318		529,104	(598,488)	25,066		(579,419)

BALANCE — December 31, 2007	653	$392,603	7,815	$4,698,608	$	$	$

Share figures reflect the effects of a 5 for 1 stock dividend effective to shareholders of record on August 31, 2005.

See accompanying notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For Each of the Three Years in the Period Ended December 31, 2007

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable common shares	$604,485	$102,941	$467,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	405,186	615,962	315,052
Deferred income taxes	(143,657)	(53,168)	(8,197)
Deferred compensation	288,704	127,670
Effects of changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(180,873)	(97,484)	39,568
Prepaid expenses, deposits, and other	(99,694)	33,859	(74,953)
Other assets	(72,072)	(254,925)	49,802
Claims payable	(1,497,340)	729,777	419,018
Unearned premium revenue	78,448	(131,514)	259,978
Accounts payable and accrued expenses	100,620	410,786	625,043
Federal income tax payable	118,259	(85,040)	(71,856)

Net cash (used) provided by operating activities	(397,934)	1,398,864	2,020,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant, and equipment	(137,497)	(160,429)	(78,942)
Acquisition of business, net of acquired cash		(25,000)	(17,407)
Purchases of investments	(1,150,204)	(1,700,000)	(1,804,651)
Maturities of investments	1,162,000	1,600,000	1,600,000

Net cash used in investing activities	(125,701)	(285,429)	(301,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(120,000)	(120,000)	(120,000)
Repayment of capital lease	(210,486)	(198,120)	(171,368)
Repayments of note	(55,417)	(95,000)	(91,568)
Repurchase of redeemable common shares	(62,174)	(140,567)	(12,431)
Issuance of redeemable common shares	265,863	35,022

Net cash used in financing activities	(182,214)	(518,665)	(395,367)

INCREASE (DECREASE) IN CASH	(705,849)	594,770	1,324,190
CASH — Beginning of period	6,223,757	5,628,987	4,304,797

CASH — End of period	$5,517,908	$6,223,757	$5,628,987

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	95,000	121,000	129,000
Cash paid for income taxes	335,000	218,000	375,000
Redeemed common shares in other current liabilities	62,644	50,753
Capital lease obligation			602,000

See accompanying notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2007 and 2006 and for Each of the Three Years in the Period
Ended December 31, 2007, 2006 and 2005

1.	GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. The Company is owned and controlled primarily by 653 dentists who participate in our Dental Care Plus plans. The Company offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services. As of December 31, 2007, the Company had approximately 238,100 members in its dental benefits programs with 1,972 dentists participating in its two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition, the Company had approximately 6,900 members in its vision benefit programs. The Company markets its products through a network of independent brokers.

The Company’s products consist primarily of dental HMO, PPO and indemnity plans, with dental HMO products constituting 97% of its total revenues. All of the Company’s products are marketed to employer groups. The Company’s business model allows it to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of the Company’s participating dentists. The dental benefit products the Company offers currently vary depending on geographic market.

On December 18, 2006, the Ohio Department of Insurance approved Dental Care Plus, Inc.’s application for a life and health insurance license. As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is now able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio. As of October 1, 2007, the Company transitioned the majority of its employer groups with dental indemnity products underwritten by a third party insurance carrier to dental indemnity products underwritten by Dental Care Plus.

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

Cash and Cash Equivalents — The Company defines cash as cash held in operating accounts at financial institutions. The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying financial statements.

Investments — The Company places its investments primarily in certificates of deposit. The Company classified all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method.

Property, Plant, and Equipment — Property, plant, and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The building and the building improvements have useful lives of 27 years and 15 years, respectively. Furniture and fixtures have a useful life of 5 years, and computer equipment and software have useful lives of up to 3 years. Maintenance and repair cost are expensed as incurred.

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

State Guarantee Fund Deposits — The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These non-current funds amounted to approximately $277,000 and $357,000 at December 31, 2007 and 2006, respectively. These funds are restricted and not available to the Company for normal operations and are included in other non-current assets in the accompanying consolidated balance sheets.

Goodwill and Intangible Assets — Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and, possibly, choosing business value comparables or selecting discount rates to be used in any value computations.

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

Redeemable Common Shares — The Company’s Class A and Class B redeemable common shares are owned by participating providers and Company directors. Only participating providers in the original eight county area are eligible to own Class A voting redeemable common shares (See Note 10). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. As of December 31, 2005 to comply with the requirements of EITF D-98, the Company changed its reporting related to its redeemable common shares as a result of becoming a Securities and Exchange Commission registrant. The Company’s Class A and Class B common shares are now considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company now records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) that formerly was recorded as a change to retained earnings as a change to the redemption value of the Redeemable Common Shares to accrete the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Premium Revenue —

Fully-Insured — Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of December 31, 2007, 2006, and 2005, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.

Self-Insured — The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. During the years ended December 31, 2007, 2006, and 2005, the Company provided service to approximately 84,000, 62,000, and 46,000 self-insured participants and provided approximately 927,000, 669,000, and 518,000, respectively, of self insurance participant months of coverage. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premium on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to approximately $1,880,000, $1,199,000, and $952,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and is included in premium revenue in the accompanying consolidated statements of income.

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

Healthcare Service Expense — The Company compensates its providers based on agreed-upon fees for various services. With respect to the Dental HMO product, the Company retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any withheld amounts. Amounts withheld are a reduction of healthcare service expense in the accompanying consolidated statements of income. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors authorizes any amount to be paid to the providers.

The cost of healthcare services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreement.

Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed regularly by management and are adjusted based on current information, such as actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred claim costs related to dental care providers amounting to approximately $48,153,000, $42,026,000, and $36,249,000 for the years ended December 31, 2007, 2006, and 2005, respectively. These costs include approximately $38,941,000, $36,972,000, and $33,476,000 of claims incurred by participating providers who are also holders of redeemable common shares in 2007, 2006, and 2005, respectively. These incurred claim costs also include provider withhold return expense of $650,000, $900,000, and $610,000 in 2007, 2006 and 2005, respectively.

In December of each year the Company’s Board of Directors (the “Board”) evaluates the performance of the dental HMO plan, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting its financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to return the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid.

Reinsurance — In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. Dental insurance premiums ceded were approximately $228,000 and $13,000 for the years ended December 31, 2007 and 2006, respectively. The healthcare services expense ceded was approximately $189,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 the Company has approximately $26,500 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable, which is included in accounts receivable.

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

Non-Operating Income — Investment income of approximately $269,000, $198,000, and $104,000 during 2007, 2006, and 2005, respectively, is comprised of approximately $175,000, $73,000, and $42,000 of interest income earned from cash in operating accounts in 2007, 2006 and 2005, respectively, and approximately $94,000, $125,000, and $62,000 of investment income earned from short-term and long-term investments in 2007, 2006, and 2005, respectively.

Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 14) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers.

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

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Earnings Per Share — Basic and diluted earnings per share is computed by dividing net income on redeemable common shares by the weighted average number of common shares outstanding during the period.

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

During 2007, 2006, and 2005, four customers accounted for approximately 22%, 27%, and 21%, respectively, of the Company’s fully-insured premiums revenue. Additionally, two customers accounted for approximately 50%, 65%, and 69% of the Company’s net self-insured administration and claims revenue at December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007 and 2006, premiums receivable from one customer totaled approximately 21% and 8%, respectively, of the premiums receivable balance.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash.

Fair Value of Financial Instruments — The Company bases the fair value for the investments available-for-sale and the fair value of the interest rate swap on quoted market prices. The Company estimates the fair value of the mortgage obligation using a discounted cash flow calculation. The Company believes the fair value of the capital lease obligation approximates the present value of minimum lease payments at December 31, 2007 and 2006.

New Accounting Standards — In September 2006, SFAS No. 157, Fair Value Measurements, was issued. This statement provides a new definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market based sources. New disclosures of assets and liabilities measured at fair value based on their level in the fair value hierarchy are required by this statement. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Two FASB Staff Positions on SFAS No. 157 were subsequently issued. On February 12, 2007, FSP No. 157-2 delayed the effective date of this SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. On February 14, 2007, FSP No. 157-1 excluded FASB No. 13 Accounting for Leases and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, Business Combinations or FASB No. 141R, Business Combinations. This FSP is effective upon initial adoption of SFAS No. 157. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS No. 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for similar assets and liabilities. The requirements of SFAS No. 159 will be effective for the Company beginning January 1, 2008. The Company does not expect SFAS No. 159 to have a material effect on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations”. SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Accordingly, we will adopt this statement on January 1, 2009. The Company is evaluating the effect SFAS No. 141(R) will have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Accordingly, we will adopt this statement on January 1, 2009. The Company does not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position or results of operations.

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

With the acquisition of Adenta, the Company obtained a network lease agreement with Humana Dental, approximately 10,000 dental members and a provider network consisting of approximately 500 dentists in Kentucky. Of the $450,000 allocated to intangible assets, $210,000 was allocated to the Humana Dental network lease contract with a 3-year useful life, $130,000 was allocated to Adenta memberships with a 12-year useful life, and $110,000 was allocated to the Adenta provider network with a 20-year useful life. The results of operations of Adenta are included in the Company’s consolidated financial statements since June 2, 2005.

3.	INTANGIBLE ASSETS

Intangibles assets amounting to approximately $568,000 were recorded as a result of the acquisition of Adenta, Inc. (See Note 2), such intangibles were related to an acquired contract, memberships, a provider network and goodwill. Identifiable and amortizable intangible assets amounted to $450,000. Amortization expense for 2007, 2006 and 2005 was approximately $15,000, $196,000, and $50,000 respectively. The provider access contract and the provider network intangible assets are being amortized on a straight-line basis with amortization periods of 3 years and 20 years, respectively. The membership intangible asset is being amortized with an accelerated amortization in the first year and then on a straight-line basis for the remaining 11 years of its 12 year useful life in accordance with the Company’s expectation for the membership retention. The weighted-average amortization period for these intangible assets is approximately 9 years.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	INVESTMENTS

The Company owned FDIC insured certificates of deposit with a cost of $1,967,000 and $1,900,000 as of December 31, 2007 and 2006, respectively. Each certificate of deposit is invested with a separate FDIC-insured financial institution. As of December 31, 2007, twelve certificates of deposit with a cost of $1,109,000 and a fair value of $1,109,139 have maturities of between 12 and 24 months. As of December 31, 2006, eight certificates of deposit with a cost of $800,000 and a fair value of $796,189 had maturities of between 12 and 15 months. These short-term and long-term investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices. The unrealized losses on investment activity are due to a decrease in the quoted market prices for these certificates of deposit caused by an increase in prevailing interest rates since they were purchased.

Investments classified at December 31, 2007 and 2006, as short term and long term assets were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2007
Certificates of deposit — short term	$858,000	$39	$191	$857,848
Certificates of deposit — long term	1,109,000	1,078	939	1,109,139
Other-long term		544		544

Total investments	$1,967,000	$1,661	$1,130	$1,967,531

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

2006
Certificates of deposit — short term	$1,100,000	$	$3,279	$1,096,721
Certificates of deposit — long term	800,000		3,811	796,189

Total investments	$1,900,000	$	$7,090	$1,892,910

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2007	2006

Balance — January 1	$3,987,591	$3,257,815

Net incurred related to:
Current year	31,623,756	30,601,329
Prior years	(363,791)	(130,701)

Net incurred claims	31,259,965	30,470,628

Net paid related to:
Current year	29,133,504	26,617,014
Prior years	3,623,801	3,123,838

Net paid claims	32,757,305	29,740,852

Balance — December 31	$2,490,251	$3,987,591

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows as of December 31, 2007, 2006 and 2005, respectively:

	2007	2006	2005

Current tax expense:
Federal	$447,502	$132,960	$303,143
State and local	8,742	6,230	25,885

Total current tax expense	456,244	139,190	329,028

Deferred tax expense:
Federal	(141,193)	(57,455)	(3,882)
State and local	(2,464)	4,287	(4,315)

Total deferred tax expense	(143,657)	(53,168)	(8,197)

Total provision for income taxes	$312,587	$86,022	$320,831

Deferred tax assets and liabilities are comprised of the following:

	2007	2006

Deferred tax assets:
Unearned premiums	$44,723	$39,981
Net operating loss	82,477	98,796
Claims payable	16,163	20,315
Accrued vacation	31,769	35,148
Accrued commissions	75,894
Deferred compensation	141,566	43,407
Accrued professional fees	7,607	10,823
Other, net	12,202	20,369

Gross deferred tax assets	412,401	268,839

Deferred tax liabilities:
Unrealized gain	9,179	22,276
Prepaid insurance	37,681	39,612
Accelerated depreciation	57,636	50,396
Identifiable intangible assets	64,101	69,319

Gross deferred tax liabilities	168,597	181,603

Net deferred tax asset	$243,804	$87,236

Balance sheet classification
Net current deferred tax asset	$142,429	$75,881
Net long-term deferred asset	101,375	11,355

Net deferred tax asset	$243,804	$87,236

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

				2007	2006	2005
				Effective Tax	Effective Tax	Effective Tax
	2007	2006	2005	Rate	Rate	Rate

Provision computed at statutory rate	$311,804	$64,247	$267,897	34.0%	34.0%	34.0%
Reorganization cost		10,414	52,230		5.5	6.6
State and local taxes	3,007	6,557	12,769	0.3	3.5	1.6
FIN 48, release	(5,757)			(0.6)
Other — net	3,533	4,804	(12,065)	0.4	2.5	(1.5)

Provision for income taxes	$312,587	$86,022	$320,831	34.1%	45.5%	40.7%

The Company had $242,579, $291,000 and $316,881 of net operating loss carry forwards to utilize in future years at December 31, 2007, 2006 and 2005, respectively. These losses will expire between 2010 and 2024.

7.	ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In connection with the adoption of FIN 48, the Company recorded a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48 which reduced retained earnings approximately $6,000. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $4,300. The Company has accrued approximately $1,700 in interest and penalties as of January 1, 2007. The total amount of FIN 48 liability recorded at January 1, 2007 of $6,000 is included as a current liability in accounts payable and other accrued liabilities in the accompanying balance sheet. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$6,000
Additions based on tax positions related to current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(5,760)
Settlements, including interest and penalties	(240)

Balance at December 31, 2007	$—

For the year ended December 31, 2007, the Company reduced its remaining FIN 48 liability of $5,760, as they settled all outstanding state income tax issues associated with the original recorded amount.

The Company is primarily subject to US federal and various US state and local tax authorities. Tax years subsequent to 2004 remain open to examination by the Internal Revenue Service, and 2003 remain open to other state and local a tax authorities. As of December 31, 2007, there are no U.S. federal or state returns under examination.

8.	DEFERRED COMPENSATION PLAN

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R, which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123R requires the Company to record compensation costs relating to share-based payment transactions in its financial statements. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods. The fair value of the liability awards are

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remeasured at the end of each reporting period through the remaining vesting period with the change in fair value of the liability recognized currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded deferred compensation expense of approximately $90,000 and $73,000 related to deferred director fees and employee compensation for the years ended December 31, 2007 and 2006, respectively. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the redeemable common shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award will vest 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards will vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The Company considered SFAS 123(R) in evaluating the accounting treatment for our deferred compensation plan and recorded deferred compensation expense of approximately $183,000 and $54,000 related to deferred share awards for the years ended December 31, 2007 and 2006, respectively. No deferred compensation expense was recognized in 2005 related to deferred share awards.

9.	EARNINGS PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic and diluted earnings per redeemable common share was as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005

Net income available for redeemable common shareholders	$604,485	$102,941	$467,102

Weighted average outstanding redeemable common shares used to compute basic earnings per redeemable common share	8,294	8,175	8,471

Basic earnings per redeemable common share	$72.88	$12.59	$55.14

Weighted average outstanding redeemable common shares used to compute diluted earnings per redeemable common share	8,338	8,175	8,471

Diluted earnings per redeemable common share	$72.50	$12.59	$55.14

The weighted average outstanding redeemable common shares used to compute basic earnings per redeemable common share have been adjusted for the stock split that occurred effective August 31, 2005. As of December 31, 2007, there were 44 restricted share awards granted that have a dilutive effect on the Company’s earnings per share. As of December 31, 2006 and 2005, no restricted share awards had been granted that would have a dilutive effect on the Company’s basic earnings per share.

10.	REDEEMABLE COMMON SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

The outstanding redeemable common shares in 2007, 2006, and 2005 have been adjusted for the stock split that occurred effective August 31, 2005.

Providers in the original eight county area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. The area we refer to as our original eight county service area includes: Butler, Clermont, Hamilton and Warren counties in Ohio, and Boone, Campbell, Kenton and Pendleton counties in Kentucky. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of Company. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was $601 and $532 at

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007 and 2006, respectively. The Company’s Board of Directors review each common share subscriber, and once approved, the common share is issued.

The Company has authorized 100,000 preferred shares, without par value. As of December 31, 2007 and 2006, no preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

On August 10, 2005, the Company’s Board of Directors approved and declared a stock dividend of five Class B Redeemable Common Shares for each Class A Redeemable Common Shares and five Class B Redeemable Common Shares for each Class B Redeemable Common Share outstanding as of August 31, 2005. There were 653 and 681 Class A Redeemable Common Shares, 7,815 and 7,438 Class B Redeemable Common Shares issued and outstanding as of December 31, 2007 and 2006, respectively.

Dividends restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of the domiciliary state, which limit by reference to statutory net income and net worth the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Department, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. Under these restrictions, the total dividends that may be paid by Dental Care Plus in 2008 without prior regulatory approval are approximately $467,000. There were no dividends declared or paid by any subsidiaries during 2007 or 2006. Dental Care Plus paid a dividend of $250,000 in 2005.

Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”). The statutory-basis net income of Dental Care Plus was approximately $494,000, $175,000, and $311,000 for the years ended December 31, 2007, 2006, and 2005, respectively. Statutory-basis net worth was approximately $4,670,000 and $4,171,000 at December 31, 2007 and 2006, respectively.

11.	LONG TERM DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 175 basis points and was 6.07% and 7.07% at December 31, 2007 and 2006, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note must be repaid, amounting to $600,000.

The Company entered into an interest rate swap agreement (Note 12) that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with Fifth Third Bank from a variable rate based on the 30-day LIBOR rate plus 175 basis points to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s effective interest expense was 5.22%, 5.41% and 5.18% at December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, the fair value of the mortgage note is approximately $1,226,000.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Required principal repayments under the mortgage loan payable are as follows:

2008	$120,000
2009	120,000
2010	120,000
2011	120,000
2012	120,000
Thereafter	660,000

Total	1,260,000
Less current portion	(120,000)

Total long-term mortgage payable	$1,140,000

In 2004, the Company entered into a Master Equipment Lease Agreement with a leasing company related to the computer hardware and software for its dental insurance administration system. The Master Equipment Lease Agreement includes a four year capital lease for computer software and implementation costs which totaled approximately $823,000. The net book value of the equipment under the capital lease is approximately $494,000 and $658,000 at December 31, 2007 and 2006, respectively.

The fair value of the capital lease obligation approximates the present value of minimum lease payments at December 31, 2007.

At December 31, 2007, future required payments under the capital lease are as follows:

2008	232,213
2009	19,351

Total	251,564
Less imputed interest	(8,687)

Present value of minimum lease payments	242,877

Less current portion	(223,624)

Total long-term capital lease	$19,253

12.	FINANCIAL INSTRUMENTS

In 2003, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with a total notional amount of $1,500,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with Fifth Third Bank from a variable rate based on the 30-day LIBOR rate plus 175 basis points to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s risk management policy is to not enter into any trading activities related to the Agreement. The Company believes that the risk of nonperformance by the other party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement included other assets in the accompanying balance sheet was approximately $27,000 and $73,000 at December 31, 2007 and 2006, respectively. The amount included in other comprehensive (loss) income related to the interest rate swap was $(30,096), ($3,953), and $15,429 (net of income tax expense (benefit) of ($15,504), ($2,037), and $7,949) during 2007, 2006, and 2005, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	COMMITMENTS AND CONTINGENCIES

Leases — The Company leases certain equipment and office space under noncancellable operating leases. Rent expense under all operating leases was approximately $211,000, $210,000, and $86,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

At December 31, 2007, future approximate minimum annual lease payments under noncancellable operating leases are as follows: 2008 — $166,000; 2009 — $159,000; 2010 — $148,000, and 2011 — $31,000.

Litigation — In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition or results of operations of the Company.

14.	LEASE INCOME

In 2004, the Company began to lease space in its building to unrelated parties under noncancellable leases. Income recorded by the Company under noncancellable leases amounted to approximately $58,000, $92,000 and $74,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Such amounts are recorded as other income in the accompanying financial statements. As of December 31, 2007, future minimum annual lease income under noncancellable leases are as follows:

Years Ending
December 31

2008	$30,591
2009	15,008

Total	$45,599

15.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company amounted to approximately $50,000, $30,000, and $26,000 in 2007, 2006, and 2005, respectively.

16.	LINE OF CREDIT

On January 3, 2006, DCP Holding Company entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate and was 7.25% and 7.75% at December 31, 2007 and 2006, respectively. The Company did not have any interest expense for the line of credit in 2007 and paid $158 in 2006.

As of December 31, 2007 and 2006, there were no amounts outstanding on the line of credit.

17.	SEGMENT INFORMATION

The Company manages its business with three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of certain corporate activities and three additional product lines: DentaSelect PPO, DentaPremier indemnity, and Vision Care Plus. We identified our segments in accordance with the aggregation provisions of Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information”. These segments are consistent with

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information used by our Chief Executive Officer (the chief decision maker) in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured HMO segments are measured by gross profit. The Company does not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities, to these segments. These items are assigned to the remainder of our business, which we identify as Corporate, All Other. The Company combines all gross profit and applies that amount as a contribution to selling, general and administrative expenses, resulting in a consolidated income before taxes. The Company’s gross profit was approximately $11,797,000, $9,561,000 and $8,608,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Listed below is financial information required to be reported for each industry segment. Operating segment information is based on how it is reviewed by the Company and is as follows for the years ended December 31, 2007, 2006, and 2005 (amounts in 000’s):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2007			December 31, 2006
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total

Reportable Segments:
Fully-Insured DHMO	$38,496	$30,236	$8,260	$37,658	$30,178	$7,480
Self-Insured DHMO	19,768	16,916	2,852	13,485	11,808	1,677
Corporate, All other	1,686	1,001	685	444	40	404

Total	$59,950	$48,153	11,797	$51,587	$42,026	9,561

Selling, general and administrative expense			11,149			9,755
Other income			269			383

Income (Loss) before Income Tax			$917			$189

Total Assets, Corporate			$12,285			$12,799

	Fiscal Year Ended
	December 31, 2005
	Revenues-	Healthcare
	External	Services
	Customers	Expense	Total

Reportable Segments:
Fully-Insured DHMO	$34,688	$27,681	$7,007
Self-Insured DHMO	10,044	8,568	1,476
Corporate, All other	125	—	125

Total	$44,857	$36,249	8,608

Selling, general and administrative expense			8,016
Other income			196

Income (Loss) before Income Tax			$788

Total Assets, Corporate			$12,250

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inter-segment revenues were not significant for 2007, 2006, or 2005. See Note 1 for a discussion of major customers — “Concentrations of Credit Risk”.

18.	RELATED PARTIES

All of the Company’s Class A and Class B Redeemable Common Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers who are also shareholders submitted claims of approximately $38,941,000, $36,972,000, and $33,476,000 in 2007, 2006 and 2005, respectively. The Company had claims payable liability to related party providers of approximately $2,047,000 and $3,508,000 at December 31, 2007 and 2006, respectively.

Seven of our Board members are also participating providers and as a group received approximately $151,000, $160,000, and $104,000 in directors fees for the years ended December 31, 2007, 2006 and 2005, respectively.

19.	QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2007 and 2006 is as follows (amounts in thousands, except for per share results):

	2007
	March 31	June 30	September 30	December 31	Total

Premium revenue	$14,859	$14,554	$15,074	$15,463	$59,950
Gross profit	2,715	3,198	2,454	3,430	11,797
Income (Loss) before income taxes	(258)	558	(77)	694	917
Net income (Loss) on redeemable common shares	(176)	371	(53)	462	604
Basic earnings (loss) per redeemable common share(a)	(21.55)	45.45	(6.34)	54.83	72.88
Dilutive earnings (loss) per redeemable common share(a)	(21.55)	45.22	(6.34)	54.55	72.50

	2006
	March 31	June 30	September 30	December 31	Total

Premium revenue	$12,832	$12,330	$13,330	$13,095	$51,587
Gross profit	2,289	2,586	2,173	2,513	9,561
Income (Loss) before income taxes	(164)	263	(156)	246	189
Net income (Loss) on redeemable common shares(a)	(105)	178	(117)	147	103
Basic and dilutive earnings (loss) per redeemable common share(a)	(12.66)	21.44	(14.52)	18.31	12.59

(a)	The sum of quarterly earnings per common share may not equal the year end earnings per common share due to rounding. There were 44 restricted share awards granted in 2007 that were not included in the dilutive earnings per redeemable common share calculation in the quarterly results of operations for the three months ended March 31, 2007 and September 30, 2007 as their effect would have been anti-dilutive.

The Company’s dental plan members have historically used their dental plan benefits according to a seasonal pattern that has caused our quarterly healthcare services expense to be highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2007, there were no changes in the company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2007. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. The Company’s evaluation of effectiveness of internal control over financial reporting was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only this report.

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

Information required by this Item 11 pursuant to Item 402 of Regulation S-K is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Benefits and Compensation Committee” and “Benefits and Compensation Committee Report” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2008.

In December of 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units which may be issued under this plan are 15,000 Class B Common Shares. In 2007, the directors, Named Executive Officers and other key employees were granted 352 restricted share units.

	Number of		Number of
	Securities to be	Weighted-Average	Securities
	Issued Upon	Exercise	Remaining
	Exercise of	Price of	Available for
	Outstanding	Outstanding	Future Issuance
	Options, Warrants	Options, Warrants	Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	14,487

TOTAL	—	—	14,487

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23,2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a) The following documents are filed as part of this Form 10-K.

DCP HOLDING COMPANY (Parent Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Balance Sheet Information
As of December 31, 2007 and 2006

	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$405,157	$250,180
Accounts receivable		5,553
Intercompany receivables	183,695	8,227
Intercompany note receivable	80,000
Prepaid expense, deposits, and other	175,858	108,032
Deferred income tax, current	13,666	71,364

Total current assets	858,376	443,356

INVESTMENT IN SUBSIDIARIES	5,388,048	4,790,815

DEFERRED INCOME TAX, NONCURRENT	149,814

OTHER ASSETS	155,818	74,600

TOTAL ASSETS	$6,552,056	$5,308,771

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$184,039	$137,345
Accrued expenses	706,602	634,425
Federal income tax payable	91,186	32,587
Other current liabilities	62,644	50,753

Total current liabilities	1,044,471	855,110
LONG TERM LIABILITIES:
Deferred compensation	416,374	127,670

TOTAL LIABILITIES	1,460,845	982,780

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value — authorized, 7,500 shares; issued and outstanding, 653 and 681 at December 31, 2007 and 2006, respectively	392,603	362,853
Class B Redeemable Common Shares, no par value — authorized, 100,000 shares; issued and outstanding, 7,815 and 7,438 at December 31, 2007 and 2006, respectively	4,698,608	3,963,138

Total redeemable common shares	5,091,211	4,325,991

SHAREHOLDERS’ EQUITY-
Preferred Shares; no par value, 100,000 shared authorized, none issued

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,552,056	$5,308,771

DCP HOLDING COMPANY (Parent Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Income Information
For the Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005

Management fees from Subsidiaries	$7,429,027	$6,477,688	$4,937,832
Expenses —
Selling, general and administrative expenses	7,466,226	6,533,320	4,984,214

Operating loss	(37,199)	(55,632)	(46,382)
Other, net	19,654	(158)	756

LOSS BEFORE INCOME TAX	(17,545)	(55,790)	(45,626)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	98,382	4,160	67,445
Deferred	(92,116)	(10,825)	(62,587)

Total	6,266	(6,665)	4,858

Loss before change in undistributed income of subsidiaries	(23,811)	(49,125)	(50,484)
Change in undistributed income of subsidiaries	628,296	152,066	517,586

NET INCOME ON REDEEMABLE COMMON SHARES	$604,485	$102,941	$467,102

DCP HOLDING COMPANY (Parent Only)

Schedule I — Condensed Financial Information of Registrant
Condensed Statements of Cash Flow Information
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604,485	$102,941	$467,102
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in undistributed income of subsidiaries	(628,296)	(152,066)	(517,586)
Deferred income taxes	(92,116)	(10,825)	(62,587)
Deferred compensation	288,704	127,670
Effects of changes in operating assets and liabilities:
Accounts receivable	(169,915)	45,225	(53,458)
Accounts payable	46,694	43,760	75,153
Accrued expense	72,177	(6,834)	633,259
Federal income tax payable	58,599	(18,896)	67,381
Other, net	(149,044)	(80,430)	(80,351)

Net cash provided by operating activities	31,288	50,545	528,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries		(25,000)	(390,621)
Dividend received from subsidiary			250,000

Net cash used in investing activities		(25,000)	(140,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of intercompany note payable	(80,000)
Repayment of intercompany note payable			(50,000)
Repurchase of redeemable common shares	(62,174)	(140,567)	(12,431)
Issuance of redeemable common shares	265,863	35,022

Net cash provided by (used in) financing activities	123,689	(105,545)	(62,431)

INCREASE (DECREASE) IN CASH	154,977	(80,000)	325,861
CASH — Beginning of period	250,180	330,180	4,319

CASH — End of period	$405,157	$250,180	$330,180

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest		158
Redeemed common shares in other current liabilities	62,644	50,753

SCHEDULE I — PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Dividends

Our subsidiary, Dental Care Plus, declared dividends to the parent company of $250,000 in 2005. There were no dividends declared during 2007 or 2006.

3.	ACQUISITIONS

Refer to Note 2 of the notes to consolidated financial statements in the Form 10-K for a description of acquisitions.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005

	Balance at	Charged to	Charged to			Balance at
	Beginning of	Costs and	Other			End of
Description	Period	Expenses	Accounts		Deductions	Period

Year ended December 31, 2007:
Allowance for Uncollectible Accounts Receivable	$37,403	$13,840			$47,744	$3,499
Year ended December 31, 2006:
Allowance for Uncollectible Accounts Receivable	83,214	10,490	$(25,058	)(a)	31,243	37,403
Year ended December 31, 2005:
Allowance for Uncollectible Accounts Receivable	14,071	26,922	53,365	(a)	11,144	83,214

(a)	Allowance for receivables on acquired assets from Adenta acquisition.

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

DCP Holding Company

/s/ Robert C. Hodgkins, Jr. Robert C. Hodgkins, Jr.	Vice President and Chief Financial Officer (Principal Financial and Accounting)	March 12, 2008

/s/ Anthony A. Cook Anthony A. Cook	President and Chief Executive Officer (Principal Executive Officer)	March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Stephen T. Schuler Stephen T. Schuler	Chairman of the Board of Directors	March 12, 2008

/s/ Roger M. Higley Roger M. Higley	Vice Chairman of the Board of Directors	March 12, 2008

/s/ Fred J. Bronson Fred J. Bronson	Secretary	March 12, 2008

/s/ Fred H. Peck Fred H. Peck	Treasurer	March 12, 2008

/s/ Michael Carl Michael Carl	Director	March 12, 2008

/s/ Jack M. Cook Jack M. Cook	Director	March 12, 2008

/s/ Ross A. Geiger Ross A. Geiger	Director	March 12, 2008

/s/ David A. Kreyling David A. Kreyling	Director	March 12, 2008

/s/ James E. Kroeger James E. Kroeger	Director	March 12, 2008

/s/ Donald J. Peak Donald J. Peak	Director	March 12, 2008

/s/ Molly Meakin-Rogers Molly Meakin-Rogers	Director	March 12, 2008

/s/ Mark Zigoris Mark Zigoris	Director	March 12, 2008

INDEX TO EXHIBITS

Exhibit
Number	Description of Document

3.1	Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.2	Amended and Restated Code of Regulations. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
10.1	Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2006. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated, filed herewith
10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated, filed herewith
10.4	Master Equipment Lease Agreement dated October 1, 2004 between The Fifth Third Leasing Company and Dental Care Plus, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed on May 1, 2006)
10.5	Open-End Mortgage and Security Agreement dated June 12, 2003 in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on May 1, 2006)
10.6	Assignment of Rents and Leases dated June 12, 2003 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on May 1, 2006)
10.7	Form of Self-Insured Employer Group Contract (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Form 10 registration statement filed on August 11, 2006)
10.8	Form of Fully-Insured Employer Group Contract (Employer-Sponsored) (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Form 10 registration statement filed on August 11, 2006)
10.9	Form of Fully-Insured Employer Group Contract (Employee-Voluntary) (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Form 10 registration statement filed on August 11, 2006)
10.10	Summary of Director Compensation, filed herewith
14.1	Code of Ethics for Senior Financial Officers, filed herewith (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith.
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith.