Form 10-Q
period 2008-03-31
DCP Holding CO
filed 2008-05-15
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2008 there were 650 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,782 of the Registrant’s Class B Redeemable Common Shares outstanding.

i

Item 1. Financial Statements.
     DCP HOLDING COMPANY AND SUBSIDIARIES
     CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,884,072	$5,517,908
Short-term investments at fair value, cost of $750,000 and $858,000 at March 31, 2008 and December 31, 2007, respectively	754,918	857,848
Accounts receivable, net of allowance of $2,895 and $3,499 at March 31, 2008 and December 31, 2007, respectively	387,918	587,380
Prepaid expense, deposits, and other	247,282	240,797
Federal income tax receivable	87,915
Deferred income tax, current	142,429	142,429

Total current assets	6,504,534	7,346,362

INVESTMENTS	1,215,494	1,109,683

PROPERTY, PLANT, AND EQUIPMENT:
Land	364,000	364,000
Building and building improvements	2,236,866	2,236,866
Furniture and equipment	1,990,081	1,925,481

Total property, plant, and equipment	4,590,947	4,526,347
Less accumulated depreciation and amortization	(1,679,771)	(1,583,009)

Total property, plant, and equipment—net	2,911,176	2,943,338

INTANGIBLE ASSETS, net of accumulated amortization of approximately $55,000 and $51,000 at March 31, 2008 and December 31, 2007, respectively	184,694	188,532

GOODWILL	136,355	136,355

DEFERRED INCOME TAX, NON-CURRENT	102,231	101,375

OTHER ASSETS	471,378	459,586

TOTAL ASSETS	$11,525,862	$12,285,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations	$308,234	$343,624
Claims payable	2,053,933	2,490,251
Accounts payable and accrued expenses	1,953,747	1,917,966
Unearned premium revenue	774,948	666,411
Federal income tax payable		137,497
Other current liabilities	84,142	62,644

Total current liabilities	5,175,004	5,618,393

LONG TERM LIABILITIES:
Mortgage loan payable	1,110,000	1,140,000
Capital lease obligation		19,253
Deferred compensation	463,525	416,374
Other long term liabilities	5,363

Total long-term liabilities	1,578,888	1,575,627

TOTAL LIABILITIES	6,753,892	7,194,020

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 650 and 653 at March 31, 2008 and December 31, 2007, respectively	367,901	392,603
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,782 and 7,815 at March 31, 2008 and December 31, 2007, respectively	4,404,069	4,698,608

Total redeemable common shares	4,771,970	5,091,211

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; issued, none

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,525,862	$12,285,231

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Premium revenue	$15,534,196	$14,859,067

Operating expenses:
Healthcare services expense	12,921,998	12,144,413
Selling, general and administrative expense	3,128,681	3,030,858

Total operating expenses	16,050,679	15,175,271

Operating loss	(516,483)	(316,204)

Non-Operating Income (Expense):
Investment income	65,790	50,629
Other income	13,739	33,731
Interest expense	(19,542)	(25,816)

Total non-operating income	59,987	58,544

LOSS BEFORE INCOME TAX	(456,496)	(257,660)

INCOME TAX BENEFIT	(160,412)	(81,966)

LOSS ON REDEEMABLE COMMON SHARES	$(296,084)	$(175,694)

BASIC AND DILUTED LOSS PER REDEEMABLE COMMON SHARE	$(35.05)	$(21.55)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608

Net loss					$(296,084)			$(296,084)	$(296,084)
Change in fair value of interest rate swap (net of income tax benefit of $11,006)						$(21,366)		(21,366)	(21,366)
Unrealized gain on investments (net of income tax of $10,152)						19,706		19,706	19,706

Total comprehensive loss									$(297,744)

Common shares redemptions	(3)	(1,791)	(33)	(19,706)
Accretion (dilution) of common shares to redemption value		(22,911)		(274,833)	296,084	1,660		297,744

BALANCE—MARCH 31, 2008	650	$367,901	7,782	$4,404,069	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2006	681	$362,853	7,438	$3,963,138

Net loss					$(175,694)			$(175,694)	$(175,694)

Change in fair value of interest rate swap (net of income tax benefit of $2,622)						$(5,090)		(5,090)	(5,090)
Unrealized gain on investments (net of income tax of $242)						975		975	975

Total comprehensive loss									$(179,809)

Cumulative effect of change in accounting principle (FIN 48)					(5,997)			(5,997)
Class B Common Shares issued			56	29,632
Class A Common Shares exchanged for Class B Common Shares	(6)	(3,177)	6	3,177
Common shares redemptions	(1)	(512)	(11)	(5,636)
Accretion (dilution) of common shares to redemption value		(15,379)		(170,427)	181,691	4,115		185,806

BALANCE—MARCH 31, 2007	674	$343,785	7,489	$3,819,884	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable common shares	$(296,084)	$(175,694)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,599	105,142
Deferred income taxes		(74,217)
Effects of changes in operating assets and liabilities:
Accounts receivable	199,462	(46,437)
Prepaid expenses, deposits, and other	(6,485)	(35,094)
Other assets	(19,825)	(23,918)
Claims payable	(436,318)	(1,166,984)
Unearned premium revenue	108,537	270,183
Accounts payable and accrued expenses	35,781	76,766
Deferred compensation	47,151	60,077
Federal income tax payable/receivable	(225,412)	(93,697)

Net cash used in operating activities	(492,594)	(1,103,873)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(64,599)	(42,893)
Purchases of investments	(300,000)	(200,000)
Maturities of investments	308,000	200,000

Net cash used in investing activities	(56,599)	(42,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(30,000)	(30,000)
Repayment of capital lease	(54,643)	(51,433)
Repayments of note		(23,750)
Repurchase of redeemable common shares		(18,547)
Redeemable common shares issued		29,632

Net cash used in financing activities	(84,643)	(94,098)

DECREASE IN CASH AND CASH EQUIVALENTS	(633,836)	(1,240,864)

CASH AND CASH EQUIVALENTS—Beginning of period	5,517,908	6,223,757

CASH AND CASH EQUIVALENTS—End of period	$4,884,072	$4,982,893

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$19,210	$26,002
Cash paid for income taxes	65,000	75,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other current liabilities	$21,497	$38,353
See accompanying notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2008 (UNAUDITED)
1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2007 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 25, 2008. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts and accrued expenses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and subject to cancellation by the employer group or the Company upon thirty days written notice. Management has determined that as of March 31, 2008 and December 31, 2007, respectively, no cancellation reserve is required. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any premiums received prior to the beginning of a reporting period are recognized as unearned premium revenue in the accompanying condensed consolidated balance sheets. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company.

Self-Insured—The Company provides access to its provider network for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with the provisions of EITF 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred. Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to approximately $541,000 and $404,000 for the three months ended March 31, 2008 and 2007, respectively, and is included in premium revenue in the accompanying condensed consolidated statements of operations.

ASO Fees—Third party administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis. ASO fees also include the administrative fees the Company earns relative to the dental PPO, dental indemnity and vision products that are underwritten by third party insurance carriers.

Healthcare Service Expense— The Company compensates its providers based on agreed-upon fees for various services. With respect to the dental HMO product, the Company generally retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any withheld amounts. Amounts withheld are a reduction of healthcare service expense in the accompanying consolidated statements of operations. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

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

Each year the Board evaluates the performance of the dental HMO plan, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid.

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

Reinsurance — In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. Dental insurance premiums ceded were approximately $69,300 and $41,700 for the three months ended March 31, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $63,800 and $33,200 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 the Company has approximately $36,800 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable, which is included in accounts receivable in the accompanying condensed consolidated balance sheets.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 157-2, which delayed the effective date of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS
No. 141(R), “Business Combinations.” The Company is evaluating the effect FSP No. 157-2 will have on their consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company is evaluating the effect SFAS No. 141(R) will have on their consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 to have a material impact on their consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash flows. This statement encourages but does not require comparative disclosures for earlier periods upon initial adoption. The effective date of SFAS 161 is the Company’s fiscal year beginning January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161.

In April, 2008, the FASB issued FSP 142-3, “Determination of the Useful Lives of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet evaluated the impact of FSP 142-3 on their consolidated financial statements.

4.	DEFERRED COMPENSATION PLAN

Under the fair value recognition provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation”, share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods. The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended March 31, 2008 and 2007, the Company recorded deferred compensation expense of approximately $33,000 and $28,000, respectively, related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vests 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period and for the three months ended March 31, 2008 and 2007, respectively, the Company recorded deferred compensation expense of approximately $58,000 and $32,000 related to deferred share awards.

5.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic earnings (loss) per redeemable common share was as follows for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended
	March 31,
	2008	2007
Net loss dilutive to redeemable common shareholders	$(296,084)	$(175,694)

Weighted average outstanding redeemable common shares used to compute basic and diluted loss per redeemable common share	8,448	8,153

Basic and diluted loss per redeemable common share	$(35.05)	$(21.55)

6.	SEGMENT INFORMATION

The Company manages its business within three segments, fully-insured dental HMO, self-insured dental HMO and Corporate, All Other. Corporate, All Other consists primarily of certain corporate activities and three additional product lines: DentaSelect dental PPO, DentaPremier dental indemnity, and Vision Care Plus. These segments are consistent with information used by the Company’s Chief Executive Officer (the chief decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental HMO segments are measured by gross profit. The Company does not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities, to these segments. These items are assigned to the remainder of the business, which the Company identifies as Corporate, All Other. The Company combines all gross profit and applies that amount as a contribution to selling, general and administrative expenses, resulting in a consolidated income before taxes. The Company’s gross profit was approximately $2,612,000 and $2,715,000 for the three months ended March 31, 2008 and 2007, respectively.

Listed below is financial information required to be reported for each industry segment. Reportable segment information is as follows for the three months ended March 31, 2008 and 2007, respectively (amounts in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-Insured DHMO	$8,825	$7,265	$1,560	$10,016	$8,110	$1,906
Self-Insured DHMO	6,010	5,141	869	4,540	3,902	638
Corporate, All Other	699	516	183	303	132	171

Total	$15,534	$12,922	2,612	$14,859	$12,144	2,715

Selling, general and administrative expense			3,129			3,031
Non-operating income			60			59

Loss before income tax			$(457)			$(257)

Total assets-corporate			$11,526			$11,476

          Inter-segment revenues were not significant for the three months ended March 31, 2008 and 2007.
7.	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157. Subsequent to the adoption of SFAS No. 157, FSP No. 157-1 excluded SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. This FSP was effective upon initial adoption of SFAS No. 157. SFAS No. 157, as amended provides a definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market-based sources. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 — Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 — Valuations based on significant other observable inputs other than those included in Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 — Valuations based on unobservable inputs such as when observable inputs are not available or inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008 (amounts in thousands).

	Level 1		Level 2	Total Balance
Assets
Short-term investments			$755	$755
Investments			1,215	1,215
Deferred compensation asset (a)		$173		173
State guarantee fund deposits (a)		246	50	296

Total		419	2,020	2,439

Liabilities
Interest rate swap (b)			5	5

Total	$		$5	$5

(a)	Included in other assets

(b)	Included in other long term liabilities
The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation asset and certain state guarantee fund deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and exchange-traded equity securities. The Company obtains prices from independent vendors to determine the fair value of the majority of its short-term investments and investments portfolio whereby the significant observable inputs the independent vendors use include the interest rate yields, duration and maturities obtained from the new issues market, weekly offering sheets, secondary trading markets and dealer quotes; such items are classified as Level 2 of the fair value hierarchy. The remainder of the short-term investments, investments and state guarantee fund deposits are fair valued using a discounted cash flow method whereby the significant observable inputs include the maturity date and the interest rate yield; such items are classified as Level 2 of the fair-value hierarchy. Examples include brokered and non-brokered certificates of deposit. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the three months ended March 31, 2008, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115.” The Company did not elect to adopt the fair value option for any balance sheet item that has not already been measured at fair value in accordance with other generally accepted accounting principles.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking statements
     Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A — Risk Factors of the Company’s Form 10-K for the fiscal year ended December 31, 2007. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.
Overview
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of March 31, 2008, we had approximately 253,500 members in our dental and vision benefit programs with approximately 2,030 dentists participating in our networks of providers.
     We manage our business within three segments: fully-insured dental HMO, self-insured dental HMO, and corporate, all other. Corporate, all other consists primarily of three additional product lines: DentaSelect PPO, DentaPremier indemnity and Vision Care Plus PPO. Our dental HMO products and all of our other product lines are marketed to employer groups.
     The results of our fully-insured and self-insured dental HMO segments are measured by gross profit. We do not allocate selling, general and administrative expenses, investment and other income, interest expense, goodwill, or other assets or liabilities to our fully-insured and self-insured dental HMO segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured dental HMO segments to costs retained in our corporate, all other segment.
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
     In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 91% of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

     We have experienced steady growth in membership and revenue in both the fully-insured and self-insured dental HMO products during the last five years. We attribute this growth to our broad provider network, competitive premium rates for our fully-insured business and administrative services only (“ASO”) fees for our self-insured business, and our commitment to providing outstanding customer service to all of our constituencies (employer groups, members, insurance brokers, and dentists).
     The introduction of the DentaPremier dental indemnity product in 2003 has created new business opportunities for us with employer groups in our original eight-county service area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the Dayton, Ohio and Central Kentucky markets.
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
Highlights
–	We had a net loss of approximately $296,000 for the three months ended March 31, 2008 compared to a net loss of approximately $176,000 for the three months ended March 31, 2007.

–	Our dental and vision products grew by 8,500 members, or 3.5%, from approximately 245,000 members at December 31, 2007 to approximately 253,500 members at March 31, 2008. Our membership at March 31, 2008 includes approximately 17,000 members from sales related to our DentaSelect dental PPO offering.
Comparison of Results of Operations
     The following discussion primarily deals with our results of operations for the three months ended March 31, 2008, or the 2008 quarter, and the three months ended March 31, 2007, or the 2007 quarter.
     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of	As of
	March 31, 2008	March 31, 2007	CHANGE
Membership:
Fully-insured DHMO	128,100	144,700	-11.5%
Self-insured DHMO	93,100	71,200	30.8%
Corporate, all other	32,300	19,500	65.6%

Total membership	253,500	235,400	7.7%

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007	Change
Premium revenue:
Fully-insured DHMO	$8,825	$10,016	-11.9%
Self-insured DHMO	6,010	4,540	32.4%
Corporate, All Other	699	303	130.7%

Total premium revenue	15,534	14,859	4.5%

Healthcare service expense:
Fully-insured DHMO	7,265	8,110	-10.4%
Self-insured DHMO	5,141	3,902	31.8%
Corporate, All Other	516	132	290.9%

Total healthcare service expense	12,922	12,144	6.4%

Selling, general & administrative expense:
Corporate, All Other	3,129	3,031	3.2%

Investment income:
Corporate, All Other	66	51	29.4%

Other income:
Corporate, All Other	14	34	-58.8%

Interest expense:
Corporate, All Other	(20)	(26)	-23.1%

Income tax provision
Corporate, All Other	(160)	(82)	95.1%

Summary
     Net losses on Redeemable Common Shares increased by $120,000, from $(176,000), or $(21.55) per Redeemable Common Share, in the 2007 quarter to $(296,000), or $(35.05) per Redeemable Common Share, in the 2008 quarter. The Company’s net loss in the 2008 quarter is the result of higher than average healthcare services expense for the fully-insured dental HMO segment due to the high utilization of dental services by our members in the three months ended March 31, 2008. The increase in net loss for the 2008 quarter was primarily due to an increase in operating losses of $200,000, from an operating loss of $(316,000) in the 2007 quarter to $(516,000) in the 2008 quarter. The increase in the operating loss in the 2008 quarter as compared to the 2007 quarter is due to a decrease in gross profit of approximately $102,000 due to a shift of dental membership from fully-insured dental HMO to self-insured dental HMO.
     While premium revenue less healthcare services expense for the 2008 quarter decreased by $102,000 as compared to the 2007 quarter, selling, general and administrative (“SG&A”) expense increased by $98,000, from $3,031,000 for the 2007 quarter to $3,129,000 for the 2008 quarter. This increase is primarily attributable to (1) higher salary and benefits costs; (2) higher advertising expense; (3) higher legal fees associated with new product development; and (4) higher premium taxes.
Membership
     Our fully-insured dental HMO membership decreased approximately 16,600 members, or 11.5%, from 144,700 at March 31, 2007 to 128,100 at March 31, 2008. This membership decrease is attributable to the reduction of approximately 14,900 fully-insured dental HMO members due to the conversion of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007 and the reduction of approximately 9,000 fully-insured dental HMO members due to the conversion of one additional employer group from our fully-insured dental HMO product to our self-insured dental HMO product effective January 1, 2008. These membership decreases were partially offset by new fully-insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately 9,600 members. In addition, fully-insured dental HMO membership decreased by an additional 2,300 members due to a limited number of employer groups that did not renew their contracts with Dental Care Plus Inc. (“DCP”).
     Our self-insured dental HMO membership increased by approximately 21,900 members, or 30.8%, from approximately 71,200 members at March 31, 2007 to approximately 93,100 members at March 31, 2008 primarily due to the conversion of three employer groups to our self-insured dental HMO product discussed above. In addition, self-insured dental HMO membership also decreased by approximately 2,000 members due to nonrenewal of certain groups and decreased enrollment in other existing groups.
     Our corporate, all other membership increased by approximately 12,800, or 65.6% from approximately 19,500 at March 31, 2007 as compared to 32,300 members at March 31, 2008. Dental indemnity membership increased by approximately 900 members, or 20.5%, from approximately 4,400 members at March 31, 2007 to approximately 5,300 members as of March 31, 2008. These dental indemnity members represent in-area members whose dentists are outside of the Dental Care Plus provider network and out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer dental indemnity coverage has allowed us to sell dental benefits to employer groups that want access to out-of-network providers in our market areas and employer groups with out-of-area employees. Fully-insured dental PPO membership increased by approximately 7,500 members, or 78.9%, from approximately 9,500 members at March 31, 2007 to approximately 17,000 members at March 31, 2008. Fully-insured vision membership increased by approximately 4,400 members, or 78.6%, from approximately 5,600 members at March 31, 2007 to approximately 10,000 members at March 31, 2008. With the exception of approximately 4,200 Dental Care Plus dental indemnity members and approximately 6,200 Dental Care Plus dental PPO members at March 31, 2008, the dental indemnity product, the dental PPO product and the fully-insured vision product are all underwritten by third party insurance carriers.
Revenue
     Fully-insured dental HMO premium revenue for the 2008 quarter decreased by approximately $1,191,000, or 11.9%, compared to the 2007 quarter. A decrease in fully-insured membership volume in the 2008 quarter resulted in a decrease in fully-insured dental HMO premium of approximately $1,152,000. The conversion of the three employer groups to self-insured as described above resulted in a decrease in fully-insured premium revenue of approximately $1,647,000 that was offset by an increase in fully-insured premium revenue of approximately $495,000 attributable to membership volume increases in the fully-insured dental HMO product line. Fully-insured dental HMO premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $236,000 in fully-insured dental HMO premium revenue, which was offset by a decrease of approximately $275,000 in fully-insured dental HMO premium associated with the premium per-member-per-month decrease resulting from the conversion of the three employer groups discussed above.
     Total self-insured dental HMO revenue for the 2008 quarter increased approximately $1,470,000, or 32.4%, from approximately $4,540,000 in the 2007 quarter to approximately $6,010,000 in the 2008 quarter. This increase is attributable to the 30.8% increase in self-insured HMO membership, an increase in self-insured ASO fee rates and a provider fee schedule increase implemented at the beginning of 2008. The self-insured segment revenue has two components:
     Self-Insured Claim Revenue - Self-insured claim revenue for the 2008 quarter increased approximately $1,377,000, or 32.0%, from approximately $4,305,000 in the 2007 quarter to approximately $5,682,000 in the 2008 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2008 quarter increased approximately $93,000, or 39.6%, from approximately $235,000 in the 2007 quarter to approximately $328,000 in the 2008 quarter. This increase is primarily attributable to the 30.8% increase in self-insured dental HMO membership and an increase in self-insured ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.
     Corporate, all other premium revenue is derived from our fully-insured dental indemnity product, our fully-insured dental PPO products and our fully-insured vision product. In aggregate, corporate, all other premium revenue increased by approximately $396,000, or 130.7%, from $303,000 in the 2007 quarter to $699,000 in the 2008 quarter.
     Effective October 1, 2007, DCP commenced underwriting most of the dental indemnity product membership. The Dental Care Plus, Inc. dental indemnity premium revenue was approximately $286,000 in the 2008 quarter, which represented a majority of the increase in corporate, all other premium revenue. A small portion of the dental indemnity product continues to be underwritten by a third party insurance carrier, and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees decreased approximately $30,000, from approximately $39,000 in the 2007 quarter to approximately $9,000 in the 2008 quarter. This decrease was due to the shift of approximately 4,200 members to the Dental Care Plus dental indemnity product.

     Our fully-insured dental PPO premium revenue increased by $125,000, or 55.8%, from approximately $224,000 in the 2007 quarter to approximately $349,000 in the 2008 quarter. The DCP fully-insured dental PPO was introduced in the third quarter of 2006. In 2006, the Company entered into a reinsurance agreement with a third party insurance company who has agreed to indemnify DCP relative to its share of the insurance risk. This reinsurance agreement applies to certain policies underwritten by DCP in our expansion markets. Net fully-insured PPO premium revenue increased by $110,000, or 65.9%, from approximately $167,000 in the 2007 quarter to approximately $278,000 in the 2008 quarter.
     Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees for the 2008 quarter increased by approximately $14,000, or 24.6%, from approximately $57,000 in the 2007 quarter to approximately $71,000 in the 2008 quarter.
     In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees increased by approximately $9,000, or 23.7%, from approximately $38,000 in the 2007 quarter to approximately $47,000 in the 2008 quarter. This increase is primarily due to an increase in our fully-insured vision product membership along with a change in the contractual relationships with the third party insurance carrier and the vision product third party administrator effective January 1, 2008.
Healthcare Service Expense
     Fully-insured dental HMO healthcare services expense for the 2008 quarter decreased approximately $845,000, or 10.4%, from approximately $8,110,000 in the 2007 quarter to approximately $7,265,000 in the 2008 quarter. A decrease in fully-insured membership volume of 11.9% in the 2007 quarter resulted in a decrease in fully-insured dental HMO healthcare services expense of approximately $933,000. The conversion of the three employer groups from the Company’s fully-insured dental HMO to self-insured dental HMO resulted in a decrease in fully-insured dental HMO healthcare services expense of approximately $1,334,000, which was offset by an increase in fully-insured dental HMO healthcare services expense of approximately $401,000 that is attributable to membership volume increases in the dental HMO product line. An increase in fully-insured dental HMO healthcare services expense of approximately $227,000 is the result of a provider fee schedule increase implemented at the beginning of 2008 that was offset by a decrease of approximately $139,000 in fully-insured dental HMO healthcare services expense associated with the decrease in healthcare services expense premium per-member-per-month resulting from the conversion of the three employer groups discussed above.
     Self-insured dental HMO healthcare services expense for the 2008 quarter increased approximately $1,239,000, or 31.8%, from approximately $3,902,000 in the 2007 quarter to approximately $5,141,000 in the 2008 quarter. This increase is attributable to both the 32.4% increase in self-insured dental HMO membership and the provider fee schedule increase implemented at the beginning of 2007. In addition, the self-insured dental HMO healthcare services expense for the 2008 quarter decreased due to the shift of a significant employer group into the self-insured product line effective January 1, 2008.
     Corporate, all other healthcare services expense for the 2008 quarter increased by $383,000, or 288.0%, from approximately $133,000 in the 2007 quarter to approximately $516,000 in the 2008 quarter. Corporate, all other healthcare services expense includes the healthcare services expense related to the fully-insured Dental Care Plus dental indemnity product that was introduced in the fourth quarter of 2007 and the fully-insured Dental Care Plus dental PPO product that was introduced in the third quarter of 2006. Fully-insured Dental Care Plus dental indemnity healthcare services expense for the 2008 quarter was approximately $261,000. Net fully-insured Dental Care Plus PPO healthcare services expense was approximately $255,000 in the 2008 quarter.
Reinsurance
     In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. Dental insurance premiums ceded were approximately $69,300 and $41,700 for the three months ended March 31, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $63,800 and $33,200 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008 the Company has approximately $36,800 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable, which is included in accounts receivable.
Selling, General and Administrative Expenses
     Consolidated selling, general and administrative (“SG&A”), expenses for the 2008 quarter increased approximately $98,000, or 3.2%, compared to the 2007 quarter. Total SG&A expenses as a percentage of total premium revenue, or

SG&A expense ratio, was 20.1% for the 2008 quarter, decreasing 30 basis points from the 2007 quarter ratio of 20.4%. This SG&A expense increase was primarily attributable to: (1) higher salary and benefits costs; (2) higher advertising expense; (3) higher legal fees associated with new product development; and (4) higher premium taxes.
     Depreciation and amortization expense for the 2008 quarter decreased approximately $4,000, or 3.8%, from approximately $105,000 in the 2007 quarter to approximately $101,000 in the 2008 quarter.
Investment Income
     Investment income for the 2008 quarter increased approximately $15,000, or 29.4%, from approximately $51,000 in the 2007 quarter to approximately $66,000 in the 2008 quarter. These increases are attributable to an increase in the amount invested in short-term investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2008 quarter compared to the 2007 quarter.
Other Income
     Other income for the 2008 quarter decreased approximately $20,000, or 58.8%, from approximately $34,000 in the 2007 quarter to approximately $14,000 in the 2008 quarter. Dental provider network leasing revenue decreased by $4,000, or 40.0%, from approximately $10,000 in the 2007 quarter to approximately $6,000 in the 2008 quarter. The decrease in other income also included a $16,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
Interest Expense
     Interest expense for the 2008 quarter was approximately $20,000, a decrease of approximately $6,000, or 23.1%, from the 2007 quarter. This decrease is primarily attributable to a decrease in the amount of obligations outstanding during the 2008 quarter.
Income Taxes
     The Company estimates its quarterly income tax provision or benefit using an estimated effective tax rate calculated at the beginning of the calendar year based on the Company’s financial plan. Our estimated income tax benefit for the 2008 quarter was approximately $160,000 with an effective tax rate of 35.1%. Our estimated income tax benefit for the 2007 quarter was approximately $82,000 with an effective tax rate of approximately 31.8%. The significant difference between the statutory rate and the effective tax rate for both periods is due to the impact of state and local taxes and non-deductible meals and entertainment.
Liquidity and Capital Resources and Changes in Financial Condition
     Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, SG&A expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business normally produces positive cash flows during a period of increasing enrollment. Conversely, cash flows would normally be negatively affected during a period of shrinking enrollment. Approximately $504,000 of cash was used in operating activities in the 2008 quarter primarily due to the payment of $650,000 of accrued provider withhold recorded in December 2007.
     Cash decreased approximately $634,000, or 11.5%, for the 2008 quarter to approximately $4.9 million from $5.5 million as of December 31, 2007. The change in cash for the 2008 and 2007 quarters is summarized as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
Net cash used in operating activities	$(492)	$(1,104)
Net cash used in investing activities	(57)	(43)
Net cash used in financing activities	(85)	(94)

Decrease in cash	$(634)	$(1,241)

Cash Flow from Operating Activities
     In the three months ended March 31, 2008, approximately $492,000 of cash was used in operating activities. Non-cash depreciation and amortization expense was approximately $101,000 in the 2008 quarter compared to approximately $105,000 in the 2007 quarter. In addition, approximately $65,000 of cash was used related to income taxes in the 2008 quarter compared to approximately $75,000 in the 2007 quarter.

     In the 2008 quarter, accounts receivable decreased by approximately $199,000 due to improvement in accounts receivable collection activities. Our claims payable liability decreased by approximately $436,000 in the 2008 quarter, from approximately $2,490,000 at December 31, 2007 to approximately $2,054,000 at March 31, 2008. This decrease is primarily due the payment of provider withhold return of $650,000 in March of 2008 that was approved by the Board of Directors in December of 2007. The increase in our unearned premium liability of approximately $109,000 is also associated with an increase in monthly billings and an increase in prepaid employer group remittances in the 2008 quarter. Accounts payable and accrued expenses increased by approximately $36,000 in the 2008 quarter primarily due to an increase in other accrued expenses. In addition, we had a federal income tax payable of approximately $137,000 at December 31, 2007 and a federal income tax receivable of approximately $88,000 at March 31, 2008 due to federal tax payments made during the 2008 quarter. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2007 quarter.
Cash Flow from Investing Activities
     In the three months ended March 31, 2008, we invested approximately $65,000 in building improvements, furniture and fixtures and computer equipment. In addition, four of the Company’s FDIC insured certificates of deposit matured and the majority of the proceeds were reinvested.
Cash Flow from Financing Activities
     In the three months ended March 31, 2008, we made the scheduled principal payments of approximately $30,000 related to our office building mortgage and approximately $55,000 related to our capital lease financing for our new dental administration system. During the 2008 quarter we did not repurchase or issue any additional Redeemable Common Shares, and we received Common Share redemptions totaling approximately $21,000 that will be paid in future periods. There were no new financing commitments executed in the 2008 quarter.
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
     In the 2008 quarter, we paid $650,000 to participating providers that was authorized by the Board in December of 2007. In the 2007 quarter, we paid $900,000 to participating providers that was authorized by the Board in December of 2006.
Financial Condition
     Our consolidated cash and short-term investments were approximately $5.6 million at March 31, 2008. Our consolidated cash and short-term investments decreased by approximately $800,000, from approximately $6.4 million as of December 31, 2007 to approximately $5.6 million as of March 31, 2008. Based on total expenses for the three months ended March 31, 2008, we estimate that we had approximately 32 days of cash and short-term investments on hand at March 31, 2008.
     This decrease in cash and short-term investments from December 31, 2007 to March 31, 2008 is primarily due to the $492,000 of cash used in operating activities, the $57,000 of cash used in investing activities and the $85,000 of cash used in financing activities discussed above along with a shift of approximately $106,000 in investments from short term investments to long-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2008.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 5.25% as of March 31, 2008. The Company incurred no interest expense in 2007 or the 2008 quarter related to this line of credit. As of March 31, 2008, there was no amount outstanding on this line of credit.
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
     At March 31, 2008 and December 31, 2007, our investment portfolio consisted solely of FDIC-insured bank certificates of deposit, U.S. Treasury securities and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $15,370 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $15,690 increase in fair value. While the certificates of deposit with a cost of $1,959,000 at March 31, 2008 and $1,967,000 at December 31, 2007 are all classified as available-for-sale, our practice has been to hold these certificates of deposit to their maturity dates, thus avoiding the realization of any unrealized losses associated with these investments due to recent interest rate increases.
     At March 31, 2008 and December 31, 2007, we had a mortgage note with a bank with an outstanding principal balance of $1,230,000 and $1,260,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.
     There have been no material changes in our exposures to market risk for the quarter ended March 31, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2008.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS

     There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Registration Statement on Form 10-K filed on March 25, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
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

DCP HOLDING COMPANY
May 15, 2008	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002