Form 10-Q
period 2008-06-30
DCP Holding CO
filed 2008-08-13
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of June 30, 2008 there were 646 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,867 of the Registrant’s Class B Redeemable Common Shares outstanding.

PART I – FINANCIAL INFORMATION

i

Item 1. Financial Statements.
   DCP HOLDING COMPANY AND SUBSIDIARIES
   CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS

INVESTMENTS:
Fixed maturities at fair value, cost of $700,000 and $1,109,000 at June 30, 2008 and December 31, 2007, respectively	$699,013	$1,109,683
Short-term investments at fair value, cost of $4,411,692 and $4,113,020 at June 30, 2008 and December 31, 2007, respectively	4,419,682	4,112,868

Total investments	5,118,695	5,222,551

CASH	1,971,102	2,262,888

ACCRUED INVESTMENT INCOME	20,536	34,592

ACCOUNTS RECEIVABLE, net of allowance of $11,941 and $3,499 at June 30, 2008 and December 31, 2007, respectively	451,147	560,880

UNBILLED ACCOUNTS RECEIVABLE (Note 2)	26,737,274

REINSURANCE RECOVERABLE ON PAID LOSSES	35,980	26,500

DEFERRED ACQUISITION COSTS (Note 2)	1,340,562

PROPERTY AND EQUIPMENT	4,773,113	4,526,347

Less accumulated depreciation and amortization	(1,785,894)	(1,583,009)

Total property, plant, and equipment—net	2,987,219	2,943,338

INTANGIBLE ASSETS, net of accumulated amortization of $59,143 and $51,486 at June 30, 2008 and December 31, 2007, respectively	180,857	188,532

GOODWILL	136,355	136,355

DEFERRED INCOME TAX	240,448	243,804

OTHER ASSETS	668,329	665,791

TOTAL ASSETS	$39,888,504	$12,285,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$2,240,356	$2,490,251

UNEARNED PREMIUM REVENUE (Note 2)	27,621,693	666,411

OTHER PAYABLES AND ACCRUALS	3,099,931	2,118,107

MORTGAGE LOAN PAYABLE	1,200,000	1,260,000

CAPITAL LEASE OBLIGATION	132,758	242,877

DEFERRED COMPENSATION	517,049	416,374

TOTAL LIABILITIES	34,811,787	7,194,020

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 646 and 653 at June 30, 2008 and December 31, 2007, respectively	385,241	392,603
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,867 and 7,815 at June 30, 2008 and December 31, 2007, respectively	4,691,476	4,698,608

Total redeemable common shares	5,076,717	5,091,211

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; issued, none

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,888,504	$12,285,231

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
REVENUES
Premium revenue	$16,126,075	$14,553,860	$31,660,271	$29,412,927
Investment income	52,083	58,152	117,873	108,781
Other income	12,196	17,086	25,935	50,817

Total revenues	16,190,354	14,629,098	31,804,079	29,572,525

EXPENSES
Healthcare services expense	13,016,785	11,355,944	25,938,783	23,500,357

Insurance expense:
Salaries and benefit expense	1,076,868	983,489	2,189,317	1,302,928
Commission expense	606,041	536,480	1,267,278	2,058,710
Other insurance expense	1,104,699	1,194,804	2,479,236	2,409,809

Total insurance expense	2,787,608	2,714,773	5,935,831	5,771,447

Total expenses	15,804,393	14,070,717	31,874,614	29,271,804

INCOME (LOSS) BEFORE INCOME TAX	385,961	558,381	(70,535)	300,721

INCOME TAX EXPENSE (BENEFIT)	135,626	187,676	(24,786)	105,710

EARNINGS (LOSS) ON REDEEMABLE COMMON SHARES	$250,335	$370,705	$(45,749)	$195,011

BASIC EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$29.60	$45.45	$(5.41)	$23.92

DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$29.60	$45.22	$(5.41)	$23.79

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608

Net loss					$(45,749)			$(45,749)	$(45,749)
Change in fair value of interest rate swap (net of income tax benefit of $2,428)						$(4,714)		(4,714)	(4,714)
Unrealized gain on investments (net of income tax of $5,785)						11,228		11,228	11,228

Total comprehensive loss									$(39,235)

Class B Common Shares issued			93	53,145
Class A Common Shares exchanged for Class B Common Shares	(3)	(1,698)	3	1,698
Common shares redemptions	(4)	(2,367)	(44)	(26,037)
Accretion (dilution) of common shares to redemption value		(3,297)		(35,938)	45,749	(6,514)		39,235

BALANCE—JUNE 30, 2008	646	$385,241	7,867	$4,691,476	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2006	681	$362,853	7,438	$3,963,138

Net income					$195,011			$195,011	$195,011

Change in fair value of interest rate swap (net of income tax of $1,190)						$2,311		2,311	2,311
Unrealized gain on investments (net of income tax benefit of $1,135)						(2,202)		(2,202)	(2,202)

Total comprehensive income									$195,120

Cumulative effect of change in accounting principle (FIN 48)					(5,997)			(5,997)
Class B Common Shares issued			292	153,492
Class A Common Shares exchanged for Class B Common Shares	(18)	(9,473)	18	9,473
Common shares redemptions	(4)	(1,724)	(54)	(24,157)
Accretion of common shares to redemption value		14,626		174,497	(189,014)	(109)		(189,123)

BALANCE—JUNE 30, 2007	659	$366,282	7,694	$4,276,443	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable common shares	$(45,749)	$195,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	210,559	203,594
Effects of changes in operating assets and liabilities:
Accrued investment income	14,056	3,163
Accounts receivable	109,733	117,643
Unbilled accounts receivable	(26,737,274)
Reinsurance recoverable on paid losses	(9,480)	(12,872)
Deferred acquisition costs	(1,340,562)
Other assets	861	(39,778)
Claims payable	(249,895)	(737,099)
Unearned premium revenue	26,955,282	382,110
Other payables and accruals	972,786	(158,241)
Deferred compensation	125,642	122,536

Net cash provided by operating activities	5,959	76,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(246,767)	(91,286)
Purchases of investments	(8,914,803)	(3,624,489)
Sales and maturities of investments	9,025,132	2,399,569

Net cash used in investing activities	(136,438)	(1,316,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(60,000)	(60,000)
Repayment of capital lease	(110,119)	(103,650)
Repayments of note		(55,417)
Repurchase of redeemable common shares	(19,366)	(44,389)
Redeemable common shares issued	28,178	153,492

Net cash used in financing activities	(161,307)	(109,964)

DECREASE IN CASH	(291,786)	(1,350,103)

CASH—Beginning of period	2,262,888	5,208,153

CASH—End of period	$1,971,102	$3,858,050

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$37,544	$50,289
Cash paid for income taxes	65,000	75,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other current liabilities	$9,038	$32,244
Redeemable common shares issued in lieu of cash payment of deferred compensation	24,967
See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2008 (UNAUDITED)
1.	BASIS OF PRESENTATION
The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2007 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 25, 2008. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The Company changed its financial statement presentation to conform with Article 7 of the Securities and Exchange Commission Regulation S-X for the quarterly report pursuant to Section 13-15(d) of the Securities Exchange Act of 1934. With the amendment of its fully-insured customer contracts to be non-cancelable by the Company, the Company meets the criteria of an insurance company as defined in the Securities Exchange Act of 1934.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts, deferred acquisition cost, and accrued expenses, among others. Any adjustments pursuant to such estimates during the fiscal quarter were of a normal recurring nature.
Premium Revenue—
Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue was approximately $26,737,000 at June 30, 2008 for the estimated premium revenue associated with the remaining contract periods, with an offset of an equal amount in unbilled accounts receivable. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $884,000 and $666,000 at June 30, 2008 and December 31, 2007, respectively. Management has determined that as of June 30, 2008 and December 31, 2007, respectively, no cancellation reserve is required.
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

Amounts withheld on claims processed for self-insured contracts and under third-party administration arrangements amounted to approximately $556,000 and $398,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,097,000 and $802,000 for the six months ended June 30, 2008 and 2007, respectively and are included in premium revenue in the accompanying condensed consolidated statements of operations.
Third-party administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis. ASO fees also include the administrative fees the Company earns relative to the dental PPO, dental indemnity and vision products that are underwritten by third-party insurance carriers.
Healthcare Service Expense— The Company compensates its providers based on agreed-upon fees for various services. With respect to the dental HMO product, the Company generally retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any withheld amounts. Amounts withheld are a reduction of healthcare service expense in the accompanying condensed consolidated statements of operations. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.
The cost of healthcare services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreement.
Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed monthly by management and are adjusted based on current information, actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations.
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
Reinsurance — In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. Dental insurance premiums ceded were approximately $51,000 and $95,500 for the three months ended June 30, 2008 and 2007, respectively and approximately $121,000 and $95,500 for the six months ended June 30, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $46,000 and $80,800 for the three months ended June 30, 2008 and 2007, respectively and approximately $110,000 and $80,800 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company has approximately $36,000 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable. The Company terminated its reinsurance contracts effective May 31, 2008.
Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company defers policy acquisition costs and amortizes them over the estimated life of the contracts in proportion to premiums earned. After the effective dates of the Company’s contract amendments, the Company capitalized deferred acquisition costs of approximately $1,348,000 and amortized approximately $7,000 of these capitalized costs. Prior to the dates of the amendment of our contacts to be non-cancelable, all cost were expensed as incurred.
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
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. 157-2, which delayed the effective date of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP is effective for fiscal years beginning after November 15, 2008. However, these scope exceptions do not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS No. 141(R), “Business Combinations.” The Company is evaluating the effect FSP No. 157-2 will have on their consolidated financial position and results of operations.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash flows. This statement encourages but does not require comparative disclosures for earlier periods upon initial adoption. The effective date of SFAS 161 is the Company’s fiscal year beginning on or after January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS No. 161.
In April, 2008, the FASB issued FSP 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is evaluating the effect FSP 142-3 will have on their consolidated financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to U.S. Auditing Standard (“AU”) section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS No. 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.
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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended June 30, 2008 and 2007, the Company recorded deferred compensation expense of approximately $22,000 and $23,000, respectively, related to deferred director fees and employee compensation. For the six months ended June 30, 2008 and 2007, the Company recorded deferred compensation expense of approximately $55,000 and $51,000, respectively, related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period and for the three months ended June 30, 2008 and 2007, respectively, the Company recorded deferred compensation expense of approximately $51,000 and $44,400 related to deferred share awards. For the six months ended June 30, 2008 and 2007, respectively, the Company recorded deferred compensation expense of approximately $110,000 and $76,800 related to deferred share awards.
5.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE
Detail supporting the computation of earnings (loss) per redeemable common share was as follows for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss) accretive (dilutive) to redeemable common shareholders	$250,335	$370,705	$(45,749)	$195,011

Weighted average outstanding redeemable common shares used to compute basic earnings (loss) per redeemable common share	8,457	8,156	8,452	8,154

Weighted average outstanding redeemable common shares used to compute diluted earnings (loss) per redeemable common share	8,457	8,198	8,452	8,196

Basic earnings (loss) per redeemable common share	$29.60	$45.45	$(5.41)	$23.92

Diluted earnings (loss) per redeemable common share	$29.60	$45.22	$(5.41)	$23.79

The Company reported diluted earnings per share for the three and six months ended June 30, 2007 as a result of 44 restricted share awards granted that have a dilutive effect on the Company’s earnings per share. The restricted share awards were redeemed in May of 2008. There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the three and six months ended June 30, 2008.
6.	SEGMENT INFORMATION
The Company changed the composition of its reportable segments in the current quarter, and the amounts in the prior period financial statements relating to reportable segments have been modified to conform to the current composition of reportable segments. The modification of the reportable segments was a result of changes in the structure of the Company’s internal organization that occurred in the current quarter. The Company manages its business with three segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO and self-insured indemnity products. Corporate, all other consists primarily of certain corporate activities. After the Company assumed the underwriting risk for its fully-insured dental PPO contracts in Ohio effective June 1, 2008, the Company’s fully-insured PPO and fully-insured indemnity products were reclassified from the corporate, all other segment and combined with the fully-insured DHMO product to comprise the fully-insured dental segment. The Company identified the segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” These segments are consistent with information used by the Chief Executive Officer (the chief decision maker) in managing the business. Prior to June 1, 2008, the Company managed its business with three segments: fully-insured DHMO, self-insured DHMO and corporate, all other.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company combines all gross profit and applies that amount as a contribution to insurance expenses, resulting in a consolidated income (loss) before taxes. The Company’s gross profit was approximately $3,109,000 and $3,198,000 for the three months ended June 30, 2008 and 2007, respectively and was approximately $5,721,000 and $5,913,000 for the six months ended June 30, 2008 and 2007, respectively.
Listed below is financial information required to be reported for each industry segment. Reportable segment information is as follows for the three and six months ended June 30, 2008 and 2007, respectively (amounts in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental	$9,796	$7,695	$2,101	$10,241	$7,769	$2,472
Self-insured dental	6,215	5,322	893	4,217	3,587	630
Corporate, All Other	115	—	115	96	—	96

Total	$16,126	$13,017	3,109	$14,554	$11,356	3,198

Investment income			52			58
Other income			12			17

Insurance expense			2,787			2,715

Income before income tax			$386			$558

Total assets-corporate			$39,889			$12,559

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental	$19,183	$15,476	$3,707	$20,424	$16,011	$4,413
Self-insured dental	12,225	10,463	1,762	8,757	7,489	1,268
Corporate, All Other	252	—	252	232	—	232

Total	$31,660	$25,939	5,721	$29,413	$23,500	5,913

Investment income			118			109
Other income			26			51

Insurance expense			5,936			5,772

Income (Loss) before income tax			$(71)			$301

Total assets-corporate			$39,889			$12,559

     Inter-segment revenues were not significant for the three and six months ended June 30, 2008 and 2007.

7.	FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted SFAS No. 157. Subsequent to the adoption of SFAS No. 157, FSP No. 157-1 excluded SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. This FSP was effective upon initial adoption of SFAS No. 157. SFAS No. 157, as amended, provides a definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market-based sources. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:
•	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

•	Level 2 – Valuations based on significant other observable inputs other than those included in Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

•	Level 3 – Valuations based on unobservable inputs such as when observable inputs are not available or inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2008 (amounts in thousands).

	Level 1	Level 2	Total Balance
Assets
Fixed maturities		$699	$699
Short-term investments (a)		1,267	1,267
Deferred compensation investments (b)	$152		152
Interest rate swap (b)		20	20
State guarantee fund deposits (b)	238	50	288

Total	$390	$2,036	$2,426

(a) Included in short-term investments
(a) Included in other assets
The Company did not have any liabilities that are measured at fair value on a recurring basis as of June 30, 2008.
Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the three and six months ended June 30, 2008, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115.” The Company has chosen not to elect the fair value option for any balance sheet item that has not already been measured at fair value in accordance with other generally accepted accounting principles as permitted by SFAS No. 159, “The Fair Value Option for Financial Assets.”
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
Overview
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of June 30, 2008, we had approximately 261,200 members in our dental and vision benefit programs with approximately 2,040 dentists participating in our networks of providers.
     The Company manages its business with three segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO and self-insured indemnity products. Corporate, all other consists primarily of certain corporate activities.
     The results of our fully-insured dental and self-insured dental segments are measured by gross profit. We do not allocate insurance expenses, investment and other income, goodwill, or other assets or liabilities to our fully-insured dental and self-insured dental segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured dental and self-insured dental segments to costs retained in our corporate, all other segment.
Profitability Strategy
     Our strategy to drive profitability focuses on providing solutions for employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. Although we expect our dental PPO and indemnity products to be important drivers of growth in the years ahead, we expect to migrate a substantial number of members from those products to our Dental Care Plus (“DCP”) HMO products.
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
     In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 93% of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.
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
     The introduction of the DentaPremier dental indemnity product in 2003 has created new business opportunities for us with employer groups based in our original eight-county service area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the metropolitan Dayton, Ohio and Central Kentucky markets.

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
Highlights
–	We generated net income of approximately $250,000 in the three months ended June 30, 2008 compared to net income of approximately $371,000 for the three months ended June 30, 2007.

–	We had a net loss of approximately $(46,000) for the six months ended June 30, 2008 compared to net income of approximately $195,000 for the six months ended June 30, 2007.

–	Our dental and vision products grew by 16,200 members, or 6.6%, from approximately 245,000 members at December 31, 2007 to approximately 261,200 members at June 30, 2008. Our membership at June 30, 2008 includes approximately 19,500 members from sales related to our DentaSelect dental PPO offering.

–	We amended all of our fully-insured dental HMO and dental indemnity employer group contracts effective May 1, 2008 and all of our fully-insured dental PPO employer group contracts effective June 1, 2008 to be non-cancelable by DCP. This change to our fully-insured contracts has been well received by our customers.

–	As of June 1, 2008, nearly all of the fully-insured dental PPO employer group contracts in Ohio are now underwritten by DCP.
     Comparison of Results of Operations
     The following discussion primarily deals with our results of operations for the three months ended June 30, 2008, or the 2008 quarter, the three months ended June 30, 2007, or the 2007 quarter, the six months ended June 30, 2008, or the 2008 period, and the six months ended June 30, 2007, or the 2007 period.
     The Company changed the composition of its reportable segments in the current quarter, and the amounts in the prior financial statements relating to reportable segments have been modified to conform to the current composition of reportable segments. The modification of the reportable segments was a result of changes in the structure of the Company’s internal organization that occurred in the current quarter. The Company manages its business with three segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO and self-insured indemnity products. Corporate, all other consists primarily of certain corporate activities. After the Company assumed the underwriting risk for its fully-insured dental PPO contracts in Ohio effective June 1, 2008, the Company’s fully-insured PPO and fully-insured indemnity products were reclassified from the corporate, all other segment and combined with the fully-insured DHMO product to comprise the fully-insured dental segment. These segments are consistent with information used by the Chief Executive Officer in managing the business.

     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of	As of
	June 30, 2008	June 30, 2007	Change
Membership:
Fully-insured dental	151,400	150,500	0.6%
Self-insured dental	95,500	69,800	36.8%
Corporate, all other	14,300	16,400	-12.8%

Total membership	261,200	236,700	10.4%

	Three months ended	Three months ended
	June 30, 2008	June 30, 2007	Change
Premium revenue:
Fully-insured dental	$9,796	$10,241	-4.3%
Self-insured dental	6,215	4,217	47.4%
Corporate, All Other	115	96	19.8%

Total premium revenue	16,126	14,554	10.8%

Investment income:
Corporate, All Other	52	58	-10.3%

Other income:
Corporate, All Other	12	17	-29.4%

Total revenue	16,190	14,629	10.7%

Healthcare service expense:
Fully-insured dental	7,695	7,769	-1.0%
Self-insured dental	5,322	3,587	48.4%
Corporate, All Other	—	—	0.0%

Total healthcare service expense	13,017	11,356	14.6%

Insurance expense:
Corporate, All Other	2,787	2,715	2.7%

Income tax provision
Corporate, All Other	136	187	-27.3%

Net Income	$250	$371	-32.6%

	Six months ended	Six months ended
	June 30, 2008	June 30, 2007	Change
Premium revenue:
Fully-insured dental	$19,183	$20,424	-6.1%
Self-insured dental	12,225	8,757	39.6%
Corporate, All Other	252	232	8.6%

Total premium revenue	31,660	29,413	7.6%

Investment income:
Corporate, All Other	118	109	8.3%

Other income:
Corporate, All Other	26	51	-49.0%

Total revenue	31,804	29,573	7.5%

Healthcare service expense:
Fully-insured dental	15,476	16,011	-3.3%
Self-insured dental	10,463	7,489	39.7%
Corporate, All Other	—	—	0.0%

Total healthcare service expense	25,939	23,500	10.4%

Insurance expense:
Corporate, All Other	5,936	5,772	2.8%

Income tax provision
Corporate, All Other	(25)	106	-123.6%

Net Income (Loss)	$(46)	$195	-123.6%

Summary
     Net income on Redeemable Common Shares decreased by $121,000, from $371,000 in the 2007 quarter to $250,000 in the 2008 quarter. Basic earnings on Redeemable Common Shares decreased from $45.45 per Redeemable Common share in the 2007 quarter to $29.60 per Redeemable Common Share in the 2008 quarter. The decrease in the net income was primarily due to an increase in the ratio of healthcare services expense to premium revenue or “loss ratio” from 78.0% in the 2007 quarter to 80.7% in the 2008 quarter as a result of the shift of dental membership from fully-insured dental HMO to self-insured dental HMO.
     While premium revenue less healthcare services expense for the 2008 quarter decreased by $89,000 as compared to the 2007 quarter, insurance expense increased by $72,000, from $2,715,000 for the 2007 quarter to $2,787,000 for the 2008 quarter. This increase is primarily attributable to (1) higher salary and benefits costs; (2) higher advertising expense; (3) higher legal fees associated with new product development; and (4) higher premium taxes.
Membership
     Our fully-insured dental membership increased approximately 900 members, or 0.6%, from 150,500 at June 30, 2007 to 151,400 at June 30, 2008. This membership increase is attributable to the reduction of approximately 14,900 fully-insured dental HMO members due to the conversion of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007 and the reduction of approximately 9,000 fully-insured dental HMO members due to the conversion of one additional employer group from our fully-insured dental HMO product to our self-insured dental HMO product effective January 1, 2008. These membership decreases were primarily offset by approximately 9,600 fully-insured dental HMO members from new sales in the Cincinnati/Northern Kentucky markets, approximately 11,200 fully-insured dental PPO members from new sales in the Dayton and Kentucky markets, and approximately 4,200 fully-insured dental indemnity members that are now underwritten by DCP. These dental indemnity members represent in-area members whose dentists are outside of the Dental Care Plus provider network and out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer dental indemnity coverage has allowed us to sell dental benefits to employer groups that want access to out-of-network providers in our market areas and employer groups with out-of-area employees.
     Our self-insured dental membership increased by approximately 25,700 members, or 36.8%, from approximately 69,800 members at June 30, 2007 to approximately 95,500 members at June 30, 2008 primarily due to the conversion of three employer groups to our self-insured dental HMO product discussed above. In addition, self-insured dental membership also increased by approximately 1,800 members due to new self-insured sales offset by the nonrenewal of certain self-insured groups.

     Our corporate, all other membership decreased by approximately 2,100, or 12.8%, from approximately 16,400 at June 30, 2007 to approximately 14,300 members at June 30, 2008. Non-DCP dental indemnity membership decreased by approximately 3,300 members, or 75.0%, from approximately 4,400 members at June 30, 2007 to approximately 1,100 members as of June 30, 2008 primarily due to the shift of approximately 4,100 members to the DCP indemnity product on October 1, 2007, offset by new sales of approximately 800 members in this product. Non-DCP dental PPO membership decreased by approximately 3,400 members, or 58.6%, from approximately 5,800 members at June 30, 2007 to approximately 2,400 members at June 30, 2008. Vision membership increased by approximately 4,600 members, or 74.2%, from approximately 6,200 members at June 30, 2007 to approximately 10,800 members at June 30, 2008. The dental indemnity product, the dental PPO product and the vision product in the corporate, all other segment are all underwritten by third-party insurance carriers.
Revenue
     Fully-insured dental premium revenue for the 2008 quarter decreased by approximately $445,000, or 4.3%, from approximately $10,241,000 in the 2007 quarter to approximately $9,796,000 in the 2008 quarter. A decrease in fully-insured membership volume in the 2008 quarter resulted in a decrease in fully-insured dental premium of approximately $426,000. The conversion of the three employer groups to self-insured as described above resulted in a decrease in fully- insured premium revenue of approximately $1,625,000 that was offset by an increase in fully-insured premium revenue of approximately $1,198,000 attributable to membership volume increases in the fully-insured dental product lines. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $235,000 in fully-insured dental premium revenue, which was offset by a decrease of approximately $254,000 in fully-insured dental premium associated with the premium per-member-per-month decrease resulting from the conversion of the three employer groups discussed above.
     Fully-insured dental premium revenue for the 2008 period decreased by approximately $1,241,000, or 6.1%, from approximately $20,424,000 in the 2007 period to approximately $19,183,000 in the 2008 period. A decrease in fully-insured membership volume resulted in a decrease in fully-insured dental premium of approximately $1,094,000. The conversion of the three employer groups to self-insured as described above resulted in a decrease in fully-insured premium revenue of approximately $3,259,000 that was offset by an increase in fully-insured premium revenue of approximately $2,165,000 attributable to membership volume increases in the fully-insured dental product lines. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $395,000 in fully-insured dental premium revenue, which was offset by a decrease of approximately $541,000 in fully-insured dental premium associated with the premium per-member-per-month decrease resulting from the conversion of the three employer groups discussed above.
     Total self-insured dental revenue for the 2008 quarter increased approximately $1,998,000, or 47.4%, from approximately $4,217,000 in the 2007 quarter to approximately $6,215,000 in the 2008 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008. Self-insured claim revenue for the 2008 period increased approximately $3,468,000, or 39.6%, from approximately $8,757,000 in the 2007 period to approximately $12,225,000 in the 2008 period. This increase is also due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008. The self-insured segment revenue has two components:
     Self-Insured Claim Revenue - Self-insured claim revenue for the 2008 quarter increased approximately $1,893,000, or 47.5%, from approximately $3,985,000 in the 2007 quarter to approximately $5,878,000 in the 2008 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008. Self-insured claim revenue for the 2008 period increased approximately $3,269,000, or 39.4%, from approximately $8,291,000 in the 2007 period to approximately $11,560,000 in the 2008 period. This increase is also due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2008 quarter increased approximately $106,000, or 45.9%, from approximately $231,000 in the 2007 quarter to approximately $337,000 in the 2008 quarter. Self-insured ASO fees for the 2008 period increased approximately $199,000, or 42.7%, from approximately $466,000 in the 2007 period to approximately $665,000 in the 2008 period. This increase is primarily attributable to the 36.8% increase in self-insured dental membership and an increase in self-insured ASO fee rates. We provide access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

     Corporate, all other premium revenue is derived from the non-DCP dental indemnity product, dental PPO products and vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $19,000, or 19.8%, from $96,000 in the 2007 quarter to $115,000 in the 2008 quarter. Corporate, all other premium revenue increased by approximately $20,000, or 8.6%, from $232,000 in the 2007 period to $252,000 in the 2008 period.
Investment Income
     Investment income for the 2008 quarter decreased approximately $6,000, or 10.3%, from approximately $58,000 in the 2007 quarter to approximately $52,000 in the 2008 quarter. This decrease is attributable to a decrease in prevailing interest rates in the 2008 quarter as compared to the 2007 quarter. Investment income for the 2008 period increased approximately $9,000, or 8.3%, from approximately $109,000 in the 2007 period to approximately $118,000 in the 2008 period. This increase is attributable to an increase in the amount invested in investments such as FDIC insured bank certificates of deposit and U.S. Government security mutual funds in the 2008 period compared to the 2007 period.
Healthcare Service Expense
     Fully-insured dental healthcare services expense for the 2008 quarter decreased approximately $74,000, or 1.0%, from approximately $7,769,000 in the 2007 quarter to approximately $7,695,000 in the 2008 quarter. A decrease in fully-insured membership volume of 4.2% in the 2008 quarter resulted in a decrease in fully-insured dental healthcare services expense of approximately $323,000. The conversion of the three employer groups from the Company’s fully- insured dental HMO to self-insured dental HMO resulted in a decrease in fully-insured dental healthcare services expense of approximately $1,232,000, which was offset by an increase in fully-insured dental healthcare services expense of approximately $909,000 that is attributable to membership volume increases in the dental product lines associated with new sales. An increase in fully-insured dental healthcare services expense of approximately $562,000 is the result of provider fee schedule increases implemented at the beginning of 2008 that was offset by a decrease of approximately $313,000 in fully-insured dental HMO healthcare services expense associated with the decrease in healthcare services expense premium per-member-per-month resulting from the conversion of the three employer groups discussed above.
     Fully-insured dental healthcare services expense for the 2008 period decreased approximately $535,000, or 3.3%, from approximately $16,011,000 in the 2007 period to approximately $15,476,000 in the 2008 period. A decrease in fully-insured membership volume of 5.4% in the 2008 period resulted in a decrease in fully-insured dental healthcare services expense of approximately $858,000. The conversion of the three employer groups from the Company’s fully-insured dental HMO to self-insured dental HMO resulted in a decrease in fully-insured dental healthcare services expense of approximately $2,555,000, which was offset by an increase in fully-insured dental healthcare services expense of approximately $1,697,000 that is attributable to membership volume increases in the dental product lines associated with new sales. An increase in fully-insured dental healthcare services expense of approximately $784,000 is the result of provider fee schedule increases implemented at the beginning of 2008 that was offset by a decrease of approximately $462,000 in fully-insured dental HMO healthcare services expense associated with the decrease in healthcare services expense premium per-member-per-month resulting from the conversion of the three employer groups discussed above.
     Self-insured dental healthcare services expense for the 2008 quarter increased approximately $1,735,000, or 48.4%, from approximately $3,587,000 in the 2007 quarter to approximately $5,322,000 in the 2008 quarter. This increase is attributable to both the 36.8% increase in self-insured dental membership and the provider fee schedule increase implemented at the beginning of 2008. In addition, the self-insured dental HMO healthcare services expense for the 2008 quarter increased due to the shift of a significant employer group into the self-insured product line effective January 1, 2008.
     Self-insured dental healthcare services expense for the 2008 period increased approximately $2,974,000, or 39.7%, from approximately $7,489,000 in the 2007 period to approximately $10,463,000 in the 2008 period. This increase is attributable to both the 36.8% increase in self-insured dental membership and the provider fee schedule increase implemented at the beginning of 2008. In addition, the self-insured dental HMO healthcare services expense for the 2008 quarter increased due to the shift of a significant employer group into the self-insured product line effective January 1, 2008.
Reinsurance
     In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. Dental insurance premiums ceded were approximately $121,000 and $95,500 for the six months ended June 30, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $110,000 and $80,800 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008 the Company has approximately $36,000 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable. The Company terminated its reinsurance contracts effective May 31, 2008.
Deferred Acquisition Costs
     Deferred acquisition costs are those costs that vary with and primarily are related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company defers policy acquisition costs and amortizes them over the estimated life of the contracts in proportion to premiums earned. After the effective dates of the Company’s contract amendments, the Company capitalized deferred acquisition cost of approximately $1,348,000 and amortized approximately $7,000 of these capitalized costs. Prior to the dates of the amendment of our contacts to be non-cancelable, all cost were expensed as incurred.
Insurance Expense
     Consolidated insurance expense for the 2008 quarter increased approximately $72,000, or 2.7%, from approximately $2,715,000 in the 2007 quarter to approximately $2,787,000 in the 2008 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.3% for the 2008 quarter, decreasing 130 basis points from the 2007 quarter ratio of 18.6%. Insurance expense for the 2008 period increased approximately $164,000, or 2.8%, from approximately $5,772,000 in the 2007 period to approximately $5,936,000 in the 2008 period. Total insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.7% for the 2008 period, decreasing 90 basis points from the 2007 period ratio of 19.6%. These insurance expense increases were primarily attributable to: (1) higher salary and benefits costs; (2) higher advertising expense; (3) higher legal fees associated with new product development; and (4) higher premium taxes.
     Depreciation and amortization expense for the 2008 quarter increased approximately $12,000, or 12.2%, from approximately $98,000 in the 2007 quarter to approximately $110,000 in the 2008 quarter. Depreciation and amortization expense for the 2008 period increased approximately $7,000, or 3.4%, from approximately $204,000 in the 2007 period to approximately $211,000 in the 2008 period.
Other Income
     Other income for the 2008 quarter decreased approximately $5,000, or 29.4%, from approximately $17,000 in the 2007 quarter to approximately $12,000 in the 2008 quarter. Other income for the 2008 period decreased approximately $25,000, or 49.0%, from approximately $51,000 in the 2007 period to approximately $26,000 in the 2008 period. Dental provider network leasing revenue decreased by $3,000, or 23.1%, from approximately $13,000 in the 2007 period to approximately $10,000 in the 2008 period. The decrease in other income also included a $22,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
Income Taxes
     The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate to the year to date pretax income or loss. Our estimated income tax expense for the 2008 quarter was approximately $136,000 with an effective tax rate of 35.1%.  Our estimated income tax expense for the 2007 quarter was approximately $188,000 with an effective tax rate of approximately 33.6%.  Our estimated income tax benefit for the 2008 period was approximately $(25,000) with an effective tax rate of 35.1%.  Our estimated income tax expense for the 2007 period was approximately $106,000 with an effective tax rate of approximately 35.2%.  The difference between the statutory rates and the effective tax rates are due to the impact of state and local taxes and non-deductible meals and entertainment.
Liquidity and Capital Resources and Changes in Financial Condition
     Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, acquisitions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business normally produces positive cash flows during a period of increasing enrollment. Conversely, cash flows would normally be negatively affected during a period of shrinking enrollment.

     Cash decreased approximately $291,000, or 12.7%, during the 2008 period to approximately $2.0 million from $2.3 million as of December 31, 2007. The change in cash for the 2008 and 2007 periods is summarized as follows (in thousands):

	Six months ended June	Six months ended June
	30, 2008	30, 2007
Net cash provided by in operating activities	$6	$76
Net cash used in investing activities	(136)	(1,316)
Net cash used in financing activities	(161)	(110)

Decrease in cash	$(291)	$(1,350)

Cash Flow from Operating Activities
     In the six months ended June 30, 2008, approximately $6,000 of cash was provided by operating activities. Non-cash depreciation and amortization expense was approximately $211,000 in the 2008 period compared to approximately $204,000 in the 2007 period. In addition, approximately $65,000 of cash was used related to income taxes in the 2008 period compared to approximately $75,000 in the 2007 period.
     In the 2008 period, accounts receivable decreased by approximately $110,000 due to improvement in accounts receivable collection activities. Our claims payable liability decreased by approximately $250,000 in the 2008 period, from approximately $2,490,000 at December 31, 2007 to approximately $2,240,000 at June 30, 2008. This decrease is primarily due the payment of provider withhold return of $650,000 in March of 2008 that was approved by the Board of Directors in December of 2007, offset by an increase in the claims payable liability associated with the growth in the fully-insured DCP dental PPO product. The increase in our unearned premium liability of approximately $27.0 million, from approximately $666,000 at December 31, 2007 to approximately $27.6 million at June 30, 2008 and the increase in unbilled accounts receivable of approximately $26.7 million from $0 at December 31, 2007 to approximately $26.7 million at June 30, 2008 are primarily attributable to the conversion of the fully-insured DCP dental HMO, PPO and indemnity employer group contracts to be non-cancelable by DCP in the 2008 quarter. Deferred acquisition costs increased by approximately $1,341,000 and other payables and accruals expenses increased by approximately $973,000 in the 2008 period primarily due to an increase in accrued expenses for broker commissions and premium taxes related to the conversion of the fully-insured DCP employer group contracts to be non-cancelable by DCP in the 2008 quarter. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities that are not unusual and are consistent with the 2007 period.
Cash Flow from Investing Activities
     In the six months ended June 30, 2008, we invested approximately $247,000 in building improvements, furniture and fixtures and computer equipment. During the 2008 period, we made purchases totaling approximately $8.6 million of an institutional money market fund in order to capture yield on our excess cash. Also during the 2008 period, we sold approximately $8.7 millions of this money market fund to pay current obligations. In addition, four of the Company’s FDIC insured certificates of deposit matured and the majority of the proceeds were reinvested.
Cash Flow from Financing Activities
     In the six months ended June 30, 2008, we made the scheduled principal payments of approximately $60,000 related to our office building mortgage and approximately $110,000 related to our capital lease financing for our dental administration system. During the 2008 period we repurchased Redeemable Common Shares with a value of approximately $19,000 and received proceeds of approximately $28,000 related to new Redeemable Common Shares issued. We received Common Share redemptions totaling approximately $28,000 that will be paid in future periods. There were no new financing commitments executed in the 2008 period. The private placement offering for the Class A and Class B Redeemable Common Shares expired on June 30, 2008.
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
     In the 2008 period, we paid $650,000 to participating providers that was authorized by the Board in December of 2007. In the 2007 period, we paid $900,000 to participating providers that was authorized by the Board in December of 2006.

Financial Condition
     Our consolidated cash and short-term investments was approximately $6.4 million as of December 31, 2007 and as of June 30, 2008. Based on total expenses for the six months ended June 30, 2008, we estimate that we had approximately 36 days of cash and short-term investments on hand at June 30, 2008.
     Our cash and short-term investments totaled approximately $6.4 million at December 31, 2007 and June 30, 2008 due to the fact that the decrease in cash of approximately $291,000 during the 2008 period was offset by an increase in short-term investment of approximately $307,000 during the 2008 period due to a shift of investments from long-term investments to short-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2008.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 5.00% as of June 30, 2008. The Company incurred no interest expense in 2007 or the 2008 period related to this line of credit. As of June 30, 2008, there was no amount outstanding on this line of credit.
     Together, we believe our premium revenues, cash, short term investments and working capital line of credit are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments. In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.
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
     At June 30, 2008 and December 31, 2007, respectively our investment portfolio consisted of approximately $3,153,000 and $3,255,000 of institutional money market funds. The remaining amount of approximately $1,966,000 and $1,968,000 at June 30, 2008 and December 31, 2007, respectively consisted of short-term fixed maturity investments and fixed maturity investments in FDIC-insured bank certificates of deposit, U.S. Treasury securities and U.S. government security mutual funds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $15,240 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $15,480 increase in fair value. While the certificates of deposit with a cost of $1,959,000 at June 30, 2008 and $1,967,000 at December 31, 2007 are all classified as available-for-sale.
     At June 30, 2008 and December 31, 2007, we had a mortgage note with a bank with an outstanding principal balance of $1,200,000 and $1,260,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.
     There have been no material changes in our exposures to market risk for the quarter ended June 30, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.

Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2008.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May of 2008, the Company sold and issued 3 Class B Redeemable Common Shares to a participating dentist and an employee of the Company, at a price of $567.44 per share, the book value of a Redeemable Common share at April 30, 2008. In June of 2008, the Company sold 46 Class B Redeemable Common Shares to participating dentists, at a price of $575.55 per share, the book value of a Redeemable Common Share at May 31, 2008. The private placement is being made (i) solely to the Company’s directors, officers, employees and participating dentists without the assistance of any underwriters, brokers or agents, (ii) pursuant to a Confidential Private Placement Memorandum, which incorporates, among other things, the Company’s Form 10-K registration statement and most recent periodic reports and (iii) (a) in the case of the Class B Common Shares, only to participating dentists in the Company’s dental plans, retired participating dentists, or employees, officers and directors of the Company or the Company’s subsidiaries and (b) in the case of the Class A Common Shares, only to persons who do not already own a Class A Common Share who are licensed dentists engaged in the practice of dentistry within the counties of Butler, Clermont, Hamilton and Warren in the State of Ohio and the counties of Boone, Campbell, Kenton and Pendleton in the Commonwealth of Kentucky and who are participating dentists in the Company’s dental plan. In addition, the Company will sell securities in the private placement only to those persons who meet the suitability standards necessary to comply with a Rule 506 private placement and will require potential investors to make representations in a subscription agreement as to their accredited investor status and/or financial sophistication. No underwriting, brokerage, placement agent or similar commissions or discounts has been or will be paid.

     We repurchased and retired 1 Class A Redeemable Common Shares and 11 Class B Redeemable Common Shares during the three months ended June 30, as follows:

				Total Number
				of Shares
				Purchased as	Maximum
				Part of a	Number of Shares
				Publicly	that May Yet Be
	Total Class A	Total Class B	Average price	Announced	Purchased Under
	shares	shares	paid	Plans or	the Plans or
Period	purchased	purchased	per share	Programs	Programs
April 1 – April 30, 2008	0	0	N/A	0	N/A
May 1 – May 31, 2008	0	0	N/A	0	N/A
June 1 – June 30, 2008	1(a)	11(a)	$575.55	0	N/A

(a)	Repurchased from provider shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company’s annual meeting of shareholders was held on April 23, 2008. At the meeting, the shareholders voted to re-elect certain persons to the Board of Directors for a term expiring at the 2010 annual meeting of shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his successor is elected and qualified, or until his earlier resignation. The table below indicates the votes for, votes withheld as well as shares not voted for the election of the six nominees.

Names	For	Withheld	Not Voted
Ross A. Geiger	339	27	284
Roger M. Higley, DDS	341	25	284
David A. Kreyling, DMD	339	27	284
Donald J. Peak, CPA	339	27	284
Michael Carl, DDS	340	26	284
James E. Kroeger, MBA, CPA	339	27	284
     The following are the names of each other director whose term of office as a director continued after the 2008 annual meeting of shareholders (in this case, for terms expiring at the 2009 annual meeting of shareholders):

Names
Fred J. Bronson, DDS
Jack M. Cook, MHA
Fred H. Peck, DDS
Molly Meakin-Rogers, MBA, CPA
Stephen T. Schuler, DMD
Mark Zigoris, DDS
     The proposal to fix the number of directors at twelve was not approved. Pursuant to the to the Company’s Code of Regulations approval of the proposal required the affirmation vote of a majority of the outstanding Class A Redeemable Common Shares.

For	Withheld	Abstained	Not Voted
305	26	35	284
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

DCP HOLDING COMPANY
August 13, 2008	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item
31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002