Form 10-Q
period 2008-09-30
DCP Holding CO
filed 2008-11-14
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of September 30, 2008 there were 635 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,830 of the Registrant’s Class B Redeemable Common Shares outstanding.

i

Item 1. Financial Statements.
DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
ASSETS
INVESTMENTS:
Fixed maturities at fair value, cost of $500,000 and $1,109,000 at September 30, 2008 and December 31, 2007, respectively	$497,397	$1,109,683
Short-term investments at fair value, cost of $5,829,162 and $4,113,020 at September 30, 2008 and December 31, 2007, respectively	5,839,634	4,112,868

Total investments	6,337,031	5,222,551

CASH	1,320,907	2,262,888

ACCRUED INVESTMENT INCOME	26,412	34,592

ACCOUNTS RECEIVABLE, net of allowance of $10,116 and $3,499 at September 30, 2008 and December 31, 2007, respectively	518,523	560,880

UNBILLED ACCOUNTS RECEIVABLE (Note 2)	24,603,983

REINSURANCE RECOVERABLE ON PAID LOSSES	13,441	26,500

DEFERRED ACQUISITION COSTS (Note 2)	1,336,069

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $1,900,023 and $1,583,009 at September 30, 2008 and December 31, 2007 respectively.	2,929,415	2,943,338

INTANGIBLE ASSETS, net of accumulated amortization of $62,980 and $51,486 at September 30, 2008 and December 31, 2007, respectively	177,020	188,532

GOODWILL	136,355	136,355

DEFERRED INCOME TAX	240,462	243,804

OTHER ASSETS	628,951	665,791

TOTAL ASSETS	$38,268,569	$12,285,231

LIABILITIES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$2,379,226	$2,490,251

UNEARNED PREMIUM REVENUE (Note 2)	25,254,146	666,411

OTHER PAYABLES AND ACCRUALS	3,443,005	2,118,107

MORTGAGE LOAN PAYABLE	1,170,000	1,260,000

CAPITAL LEASE OBLIGATION	76,435	242,877

DEFERRED COMPENSATION	591,877	416,374

TOTAL LIABILITIES	32,914,689	7,194,020

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 635 and 653 at September 30, 2008 and December 31, 2007, respectively	401,620	392,603
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,830 and 7,815 at September 30, 2008 and December 31, 2007, respectively	4,952,260	4,698,608

Total redeemable common shares	5,353,880	5,091,211

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY	$38,268,569	$12,285,231

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
REVENUES
Premium revenue	$17,512,518	$15,074,155	$49,172,789	$44,496,265
Investment income	50,426	84,176	168,300	192,957
Other income	15,097	23,786	41,032	74,603

Total revenues	17,578,041	15,182,117	49,382,121	44,763,825

EXPENSES
Healthcare services expense	14,157,480	12,619,880	40,096,263	36,120,237

Insurance expense:
Salaries and benefit expense	1,065,633	989,866	3,254,950	3,048,576
Commission expense and other acquisition costs	585,700	603,537	1,940,757	2,061,465
Other insurance expense	1,282,967	1,046,098	3,674,424	3,310,091

Total insurance expense	2,934,300	2,639,501	8,870,131	8,420,132

Total expenses	17,091,780	15,259,381	48,966,394	44,540,369

INCOME (LOSS) BEFORE INCOME TAX	486,261	(77,264)	415,727	223,456

INCOME TAX EXPENSE (BENEFIT)	180,241	(23,895)	155,455	81,814

NET INCOME (LOSS) ON REDEEMABLE COMMON SHARES	$306,020	$(53,369)	$260,272	$141,642

BASIC EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$36.04	$(6.34)	$30.75	$17.18

DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$36.04	$(6.34)	$30.75	$17.09

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 (Unaudited)

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608

Net income					$260,272			$260,272	$260,272

Change in fair value of interest rate swap (net of income tax benefit of $4,381)						$(8,503)		(8,503)	(8,503)

Unrealized gain on investments (net of income tax of $7,724)						14,990		14,990	14,990

Total comprehensive income									$266,759

Class B Common Shares issued			93	53,145

Class A Common Shares exchanged for Class B Common Shares	(13)	(7,798)	13	7,798

Common shares redemptions	(5)	(2,963)	(91)	(54,272)

Accretion of common shares to redemption value		19,778		246,981	(260,272)	(6,487)		(266,759)

BALANCE—SEPTEMBER 30, 2008	635	$401,620	7,830	$4,952,260	$	$	$

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B			Other Accumulated
	Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Earnings (Deficit)	Income (Loss)	Total		Income (Loss)
BALANCE—DECEMBER 31, 2006	681	$362,853	7,438	$3,963,138

Net income					$141,642			$141,642	$141,642

Change in fair value of interest rate swap (net of income tax benefit of $6,878)						$(13,352)		(13,352)	(13,352)

Unrealized gain on investments (net of income tax of $433)						841		841	841

Total comprehensive income									$129,131

Cumulative effect of change in accounting principle (FIN 48)					(5,997)			(5,997)

Class B Common Shares issued			432	230,491

Class A Common Shares exchanged for Class B Common Shares	(20)	(10,527)	20	10,527

Common shares redemptions	(6)	(2,836)	(76)	(36,385)

Accretion of common shares to redemption value		9,402		113,732	(135,645)	12,511		(123,134)

BALANCE—SEPTEMBER 30, 2007	655	$358,892	7,814	$4,281,503	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable common shares	$260,272	$141,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	328,526	305,554
Effects of changes in operating assets and liabilities:
Accrued investment income	8,180	(18,166)
Accounts receivable	42,357	(172,811)
Unbilled accounts receivable	(24,603,983)
Reinsurance recoverable on paid losses	13,059	(15,751)
Deferred acquisition costs	(1,336,069)
Other assets	39,331	(313,079)
Claims payable	(111,025)	(1,306,197)
Unearned premium revenue	24,587,735	45,578
Other payables and accruals	1,300,370	(251,720)
Deferred compensation	200,470	202,283

Net cash provided by (used in) operating activities	729,223	(1,382,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(303,092)	(116,182)
Purchases of investments	(14,606,044)	(11,179,660)
Sales and maturities of investments	13,498,902	9,207,123

Net cash used in investing activities	(1,410,234)	(2,088,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(90,000)	(90,000)
Repayment of capital lease	(166,442)	(156,664)
Repurchase of redeemable common shares	(32,706)	(62,173)
Redeemable common shares issued	28,178	230,491
Repayments of note		(55,417)

Net cash used in financing activities	(260,970)	(133,763)

DECREASE IN CASH	(941,981)	(3,605,149)

CASH—Beginning of period	2,262,888	5,208,153

CASH—End of period	$1,320,907	$1,603,004

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$53,783	$72,189
Cash paid for income taxes	65,000	335,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other payables and accruals	$57,346	$27,800
Redeemable common shares issued in lieu of cash payment of deferred compensation	24,967
See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008 (UNAUDITED)
1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2007 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 25, 2008. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The Company presents its financial statements to conform with Article 7 of the Securities and Exchange Commission Regulation S-X for the quarterly report pursuant to Section 13-15(d) of the Securities Exchange Act of 1934. With the amendment of its fully-insured customer contracts to be non-cancelable by the Company, the Company meets the criteria of an insurance company as defined in the Securities Exchange Act of 1934.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2007. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts, deferred acquisition costs, and accrued expenses, among others. Any adjustments related to such estimates during the fiscal quarter were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue was approximately $24,604,000 at September 30, 2008 for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $650,000 and $666,000 at September 30, 2008 and December 31, 2007, respectively. Management has determined that as of September 30, 2008 and December 31, 2007, respectively, no cancellation reserve is required.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred and is included in premium revenue in the accompanying condensed consolidated statements of operations.

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

Healthcare Service Expense— The Company compensates its providers based on agreed-upon fees for various services. With respect to the dental HMO product, the Company generally retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Healthcare service expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of operations. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

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

Reinsurance — In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. The Company terminated its reinsurance contracts effective May 31, 2008. Dental insurance premiums ceded were approximately $121,000 and $163,000 for the nine months ended September 30, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $107,000 and $134,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008 the Company has approximately $13,000 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company defers policy acquisition costs and amortizes them over the estimated life of the contracts in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $536,000 and amortized approximately $541,000 of these capitalized costs for the three months ended September 30, 2008 and capitalized deferred acquisition costs of approximately $2,199,000 and amortized approximately $863,000 for the nine months ended September 30, 2008. These amounts are recorded in commission expense and other acquisition costs included in the Condensed Consolidated Statements of Operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The Company is evaluating the effect the adoption of SFAS No. 141(R) will have on its consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirement to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of SFAS No. 160 will not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-2, which delayed the effective date of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP delayed the effective date to fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS No. 141(R), “Business Combinations.” The Company adopted SFAS No. 157 as disclosed in Note 7 effective January 1, 2008 and is evaluating the effect the adoption of the remaining portion of SFAS No. 157 will have on its consolidated financial position and results of operations.

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

In April, 2008, the FASB issued FSP 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is evaluating the effect FSP 142-3 will have on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to U.S. Auditing Standard (“AU”) section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 will not have a material impact on the Company’s consolidated financial position or results of operations.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. For the three months ended September 30, 2008 and 2007, the Company recorded deferred compensation expense of approximately $21,000 and $20,000, respectively, related to deferred director fees and employee compensation. For the nine months ended September 30, 2008 and 2007, the Company recorded deferred compensation expense of approximately $76,000 and $71,000, respectively, related to deferred director fees and employee compensation. The Plans also provide for the directors and key employees to elect to receive awards based on the book value of the Redeemable Common Shares and to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. Under the terms of these plans, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period and for the three months ended September 30, 2008 and 2007, respectively, the Company recorded deferred compensation expense of approximately $76,000 and $38,900 related to deferred share awards. For the nine months ended September 30, 2008 and 2007, respectively, the Company recorded deferred compensation expense of approximately $186,000 and $115,700 related to deferred share awards.

5.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of earnings (loss) per redeemable common share was as follows for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss) accretive (dilutive) to redeemable common shareholders	$306,020	$(53,369)	$260,272	$141,642

Weighted average outstanding redeemable common shares used to compute basic earnings (loss) per redeemable common share	8,491	8,419	8,465	8,244

Weighted average outstanding redeemable common shares used to compute diluted earnings (loss) per redeemable common share	8,491	8,419	8,465	8,286

Basic earnings (loss) per redeemable common share	$36.04	$(6.34)	$30.75	$17.18

Diluted earnings (loss) per redeemable common share	$36.04	$(6.34)	$30.75	$17.09

The Company reported diluted earnings per share for the nine months ended September 30, 2007 as a result of 44 restricted share awards granted that had a dilutive effect on the Company’s earnings per share. The restricted share awards were redeemed and shares were issued in May of 2008. There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the three and nine months ended September 30, 2008.

6.	SEGMENT INFORMATION

The Company changed the composition of its reportable segments in the current year, and the amounts in the prior period financial statements relating to reportable segments have been modified to conform to the current composition of reportable segments. The modification of the reportable segments was a result of changes in the structure of the Company’s internal organization that occurred in the current year. The Company manages its business with three segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO and self-insured indemnity products. Corporate, all other consists primarily of certain corporate activities. After the Company assumed the underwriting risk for its fully-insured dental PPO contracts in Ohio effective June 1, 2008, the Company’s fully-insured PPO and fully-insured indemnity products were reclassified from the corporate, all other segment and aggregated with the fully-insured DHMO product to comprise the fully-insured dental segment. The Company identified the segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” These segments are consistent with information used by the Chief Executive Officer (the chief decision maker) in managing the business. Prior to June 1, 2008, the Company managed its business with three segments: fully-insured DHMO, self-insured DHMO and corporate, all other.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company combines all gross profit and applies that amount as a contribution to insurance expenses, resulting in a consolidated income (loss) before taxes. The Company’s gross profit was approximately $3,355,000 and $2,454,000 for the three months ended September 30, 2008 and 2007, respectively, and was approximately $9,077,000 and $8,376,000 for the nine months ended September 30, 2008 and 2007, respectively.

Listed below is financial information required to be reported for each industry segment. Reportable segment information is as follows for the three and nine months ended September 30, 2008 and 2007, respectively (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental	$10,484	$8,184	$2,300	$9,371	$7,859	$1,512
Self-insured dental	6,937	5,974	963	5,568	4,761	807
Corporate, All Other	92	—	92	135	—	135

Total	$17,513	$14,158	3,355	$15,074	$12,620	2,454

Investment income			50			83
Other income			15			24

Insurance expense			2,934			2,638

Income (loss) before income tax			$486			$(77)

Total assets-corporate			$38,269			$11,476

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental	$29,667	$23,659	$6,008	$29,795	$23,870	$5,925
Self-insured dental	19,162	16,437	2,725	14,325	12,250	2,075
Corporate, All Other	344	—	344	376	—	376

Total	$49,173	$40,096	9,077	$44,496	$36,120	8,376

Investment income			168			192
Other income			41			75

Insurance expense			8,870			8,420

Income (loss) before income tax			$416			$223

Total assets-corporate			$38,269			$11,476

Inter-segment revenues were not significant for the three and nine months ended September 30, 2008 and 2007.

7.	FAIR VALUE MEASUREMENTS

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
The following table presents for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2008 (amounts in thousands).

	Level 1	Level 2	Total Balance
Assets
Fixed maturities (a)		$497	$497
Short-term investments (a) (b)		1,469	1,469
Deferred compensation investments (c)	$146		146
Interest rate swap (c)		14	14
State guarantee fund deposits (c)	244	50	294

Total	$390	$2,030	$2,420

(a)	Invested in federally insured Certificates of Deposit

(b)	Included in short-term investments

(c)	Included in other assets
The Company did not have any liabilities that are measured at fair value on a recurring basis as of September 30, 2008.
Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the three and nine months ended September 30, 2008, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115.” As permitted by SFAS No. 159, the Company has chosen not to elect the fair value option for any balance sheet item that has not already been measured at fair value in accordance with other generally accepted accounting principles.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking statements
     Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions.

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
Overview
     Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of September 30, 2008, we had approximately 265,600 members in our dental and vision benefit programs with approximately 2,166 dentists participating in our networks of providers.
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
Strategy
     Our strategy focuses on providing solutions for employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. Although we expect our dental PPO and indemnity products to be important drivers of growth in the years ahead, we expect to migrate a substantial number of members from those products to our Dental Care Plus (“DCP”) HMO products.
     In our original eight-county service area, our provider network analysis indicates that our dental HMO provider network includes participation by over 94% of the licensed dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features of a dental HMO.
Highlights
–	We generated net income of approximately $306,000 in the three months ended September 30, 2008 compared to a net loss of approximately $(53,000) for the three months ended September 30, 2007.

–	We generated net income of approximately $260,000 for the nine months ended September 30, 2008 compared to net income of approximately $142,000 for the nine months ended September 30, 2007.

–	These net income increases are primarily the result of increased membership, lower fully-insured healthcare service utilization and the shift of a large fully-insured employer group with high utilization to the self-insured financial arrangement.

–	Our dental and vision product membership increased by 20,600 members, or 8.4%, from approximately 245,000 members at December 31, 2007 to approximately 265,600 members at September 30, 2008. Our membership at September 30, 2008 includes approximately 21,000 members in our DentaSelect dental PPO offering.

Comparison of Results of Operations
     The following discussion primarily deals with our results of operations for the three months ended September 30, 2008, or the 2008 quarter, the three months ended September 30, 2007, or the 2007 quarter, the nine months ended September 30, 2008, or the 2008 period, and the nine months ended September 30, 2007, or the 2007 period.
     The following table presents certain membership and financial data for our three segments (dollar amounts in thousands):

	As of	As of
	September 30, 2008	September 30, 2007	Change
Membership:
Fully-insured dental	153,800	139,800	10.0%
Self-insured dental	97,300	83,900	16.0%
Corporate, All Other	14,500	20,100	(27.9%)

Total membership	265,600	243,800	8.9%

	September 30, 2008	September 30, 2007	Change
Premium revenue:
Fully-insured dental	$10,484	$9,371	11.9%
Self-insured dental	6,937	5,568	24.6%
Corporate, All Other	92	135	(31.9%)

Total premium revenue	17,513	15,074	16.2%

Investment income:
Corporate, All Other	50	83	(39.8%)

Other income:
Corporate, All Other	15	24	(37.5%)

Total revenue	17,578	15,181	15.8%

Healthcare service expense:
Fully-insured dental	8,184	7,859	4.1%
Self-insured dental	5,974	4,761	25.5%
Corporate, All Other	—	—	0.0%

Total health care service expense	14,158	12,620	12.2%

Insurance expense:
Corporate, All Other	2,934	2,638	11.2%

Income tax provision
Corporate, All Other	180	(24)	850.0%

Net Income (Loss)	$306	$(53)	677.4%

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	Change
Premium revenue:
Fully-insured dental	$29,667	$29,795	(0.4%)
Self-insured dental	19,162	14,325	33.8%
Corporate, All Other	344	376	(8.5%)

Total premium revenue	49,173	44,496	10.5%

Investment income:
Corporate, All Other	168	192	(12.5%)

Other income:
Corporate, All Other	41	75	(45.3%)

Total revenue	49,382	44,763	10.3%

Healthcare service expense:
Fully-insured dental	23,659	23,870	(0.9%)
Self-insured dental	16,437	12,250	34.2%
Corporate, All Other	—	—	0.0%

Total health care service expense	40,096	36,120	11.0%

Insurance expense:
Corporate, All Other	8,870	8,420	5.3%

Income tax provision
Corporate, All Other	156	82	90.2%

Net Income	$260	$141	84.4%

Summary
     Net income on Redeemable Common Shares increased by $359,000, from a net loss of approximately $(53,000) in the 2007 quarter to a net income of approximately $306,000 in the 2008 quarter. Basic earnings (loss) on Redeemable Common Shares increased from $(6.34) per Redeemable Common share in the 2007 quarter to $36.04 per Redeemable Common Share in the 2008 quarter. The increase in the net income was primarily due to a decrease in the ratio of healthcare services expense to premium revenue or “loss ratio” from 83.7% in the 2007 quarter to 80.8% in the 2008 quarter. This loss ratio decrease was primarily due to a decrease in the fully-insured dental loss ratio from 83.9% in the 2007 quarter to 78.1% in the 2008 quarter as a result of lower dental services utilization by fully-insured dental members.
     While premium revenue less healthcare services expense for the 2008 quarter increased by $901,000 as compared to the 2007 quarter, insurance expense increased by $295,000, from $2,639,000 for the 2007 quarter to $2,934,000 for the 2008 quarter. This increase is primarily attributable to (1) higher salary and benefits costs; (2) higher advertising expense; (3) higher legal fees associated with new product development; (4) higher professional consulting expenses; and (5) higher premium taxes associated with increased premiums.
Membership
     Our fully-insured dental membership increased approximately 14,000 members, or 10.0%, from 139,800 at September 30, 2007 to 153,800 at September 30, 2008. This membership increase is primarily attributable to approximately 9,500 fully-insured dental HMO members from new sales in the Cincinnati/Northern Kentucky markets, approximately 12,500 fully-insured dental PPO members from new sales in the Dayton and Kentucky markets, and approximately 4,300 fully-insured dental indemnity members that are now underwritten by DCP. These dental indemnity members represent in-area members whose dentists are outside of the Dental Care Plus provider network and out-of-area members for employer groups based in Ohio and Kentucky. Our ability to offer dental indemnity coverage has allowed us to sell dental benefits to employer groups that want access to out-of-network providers in our market areas and employer groups with out-of-area employees. These fully insured membership gains were offset by the conversion of approximately 9,000 fully-insured dental HMO members associated with a large employer group from our fully-insured dental HMO product to our self-insured dental HMO product effective January 1, 2008 and the loss of approximately 3,300 members that did not renew with the Company.

     Our self-insured dental membership increased by approximately 13,400 members, or 16.0%, from approximately 83,900 members at September 30, 2007 to approximately 97,300 members at September 30, 2008 primarily due to the conversion of a large employer group to our self-insured dental HMO product discussed above. In addition, self-insured dental membership also increased by approximately 4,400 members due to new self-insured sales offset by the nonrenewal of certain self-insured groups.
     Our corporate, all other membership decreased by approximately 5,600, or 27.9%, from approximately 20,100 at September 30, 2007 to approximately 14,500 members at September 30, 2008. The decrease is primarily due to the shift of dental indemnity and dental PPO members to the fully insured segment.
Revenue
     Fully-insured dental premium revenue for the 2008 quarter increased by approximately $1,113,000, or 11.9%, from approximately $9,371,000 in the 2007 quarter to approximately $10,484,000 in the 2008 quarter. An increase in fully-insured membership volume in the 2008 quarter resulted in an increase in fully-insured dental premium of approximately $916,000. The conversion of one large employer group to self-insured as described above resulted in a decrease in fully-insured premium revenue of approximately $605,000 that was offset by an increase in fully-insured premium revenue of approximately $1,521,000 attributable to membership volume increases in the fully-insured dental product lines. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $275,000 in fully-insured dental premium revenue, which was offset by a decrease of approximately $78,000 in fully-insured dental premium associated with the premium per-member-per-month decrease resulting from the conversion of the employer group discussed above.
     Fully-insured dental premium revenue for the 2008 period decreased by approximately $128,000, or 0.4%, from approximately $29,795,000 in the 2007 period to approximately $29,667,000 in the 2008 period. A decrease in fully-insured membership volume resulted in a decrease in fully-insured dental premium of approximately $163,000. The conversion of two employer groups to self-insured effective July 1, 2007 and one large employer group to self-insured effective January 1, 2008 resulted in a decrease in fully-insured premium revenue of approximately $3,863,000 that was offset by an increase in fully-insured premium revenue of approximately $3,700,000 attributable to membership volume increases in the fully-insured dental product lines. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $657,000 in fully-insured dental premium revenue, which was offset by a decrease of approximately $622,000 in fully-insured dental premium associated with the premium per-member-per-month decrease resulting from the conversion of the three employer groups discussed above.
     Total self-insured dental revenue for the 2008 quarter increased approximately $1,369,000, or 24.6%, from approximately $5,568,000 in the 2007 quarter to approximately $6,937,000 in the 2008 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008. Self-insured claim revenue for the 2008 period increased approximately $4,837,000, or 33.8%, from approximately $14,325,000 in the 2007 period to approximately $19,162,000 in the 2008 period. This increase is also due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008. The self-insured segment revenue has two components:
     Self-Insured Claim Revenue - Self-insured claim revenue for the 2008 quarter increased approximately $1,315,000, or 24.9%, from approximately $5,282,000 in the 2007 quarter to approximately $6,597,000 in the 2008 quarter. This increase is due to increased self-insured dental HMO membership along with a fee schedule increase implemented at the beginning of 2008. Self-insured claim revenue for the 2008 period increased approximately $4,584,000, or 33.8%, from approximately $13,573,000 in the 2007 period to approximately $18,157,000 in the 2008 period. This increase is also due to increased self-insured dental HMO membership, a fee schedule increase implemented at the beginning of 2008 and the addition of two new self-insured employer groups during 2008 whose members utilized a high level of dental services in the third quarter of 2008.
     Self-Insured ASO Fees - Self-insured ASO fees for the 2008 quarter increased approximately $54,000, or 18.9%, from approximately $286,000 in the 2007 quarter to approximately $340,000 in the 2008 quarter. Self-insured ASO fees for the 2008 period increased approximately $253,000, or 33.6%, from approximately $752,000 in the 2007 period to approximately $1,005,000 in the 2008 period. This increase is primarily attributable to the 16.0% increase in self-insured dental membership and an increase in self-insured ASO fee rates. We provide administrative and claims processing services, benefit plan design, and access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.
     Corporate, all other premium revenue is derived from the non-DCP dental indemnity product, dental PPO products and vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue decreased by approximately $43,000, or 31.9%, from $135,000 in the 2007 quarter to $92,000 in the 2008 quarter. Corporate, all other premium revenue decreased by approximately $32,000, or 8.5%, from $376,000 in the 2007 period to $344,000 in the 2008 period. The revenue decreases are primarily due to the fact that most of our Ohio dental PPO is now underwritten by DCP effective June 1, 2008.

Investment Income
     Investment income for the 2008 quarter decreased approximately $34,000, or 40.4%, from approximately $84,000 in the 2007 quarter to approximately $50,000 in the 2008 quarter. This decrease is attributable to a decrease in prevailing interest rates in the 2008 quarter as compared to the 2007 quarter. Investment income for the 2008 period decreased approximately $25,000, or 12.9%, from approximately $193,000 in the 2007 period to approximately $168,000 in the 2008 period. This decrease is attributable to a decrease in prevailing interest rates in the 2008 period as compared to the 2007 period.
Healthcare Service Expense
     Fully-insured dental healthcare services expense for the 2008 quarter increased approximately $325,000, or 4.1%, from approximately $7,859,000 in the 2007 quarter to approximately $8,184,000 in the 2008 quarter. A net increase in fully-insured membership volume of 10.0% in the 2008 quarter resulted in an increase in fully-insured dental healthcare services expense of approximately $768,000. The conversion of one large employer group from the Company’s fully-insured dental HMO to self-insured dental HMO resulted in a decrease in fully-insured dental healthcare services expense of approximately $507,000, which was offset by an increase in fully-insured dental healthcare services expense of approximately $1,276,000 that is attributable to membership volume increases in the dental product lines associated with new sales. A decrease in fully-insured dental healthcare services expense of approximately $392,000 is the result of a decrease in dental service utilization by fully insured dental members in the 2008 quarter compared to the 2007 quarter. In addition, there was a decrease of approximately $52,000 in fully-insured dental HMO healthcare services expense associated with the decrease in healthcare services expense per-member-per-month resulting from the conversion of the employer group discussed above.
     Fully-insured dental healthcare services expense for the 2008 period decreased approximately $211,000, or 0.9%, from approximately $23,870,000 in the 2007 period to approximately $23,659,000 in the 2008 period. A net decrease in fully-insured membership volume of 0.4% in the 2008 period resulted in a decrease in fully-insured dental healthcare services expense of approximately $130,000. The conversion of one large employer group from the Company’s fully-insured dental HMO to self-insured dental HMO resulted in a decrease in fully-insured dental healthcare services expense of approximately $3,094,000, which was offset by an increase in fully-insured dental healthcare services expense of approximately $2,964,000 that is attributable to membership volume increases in the dental product lines associated with new sales. An increase in fully-insured dental healthcare services expense of approximately $402,000 is the result of provider fee schedule increases implemented at the beginning of 2008 that was offset by a decrease of approximately $482,000 in fully-insured dental HMO healthcare services expense associated with the decrease in healthcare services expense premium per-member-per-month resulting from the conversion of the employer group discussed above.
     Self-insured dental healthcare services expense for the 2008 quarter increased approximately $1,213,000, or 25.5%, from approximately $4,761,000 in the 2007 quarter to approximately $5,974,000 in the 2008 quarter. This increase is attributable to both the 16.0% increase in self-insured dental membership and the provider fee schedule increase implemented at the beginning of 2008. Also the self-insured dental HMO healthcare services expense for the 2008 quarter increased due to the shift of a significant employer group with above average healthcare services expense per-member-per-month into the self-insured product line effective January 1, 2008 and the addition of two new self insured employer groups during 2008 whose members utilized a high level of dental services in the third quarter of 2008.
     Self-insured dental healthcare services expense for the 2008 period increased approximately $4,187,000, or 34.2%, from approximately $12,250,000 in the 2007 period to approximately $16,437,000 in the 2008 period. This increase is attributable to both the 33.8% increase in self-insured dental membership and the provider fee schedule increase implemented at the beginning of 2008. Also the self-insured dental HMO healthcare services expense for the 2008 quarter increased due to the shift of a significant employer group into the self-insured product line effective January 1, 2008 and the addition of two new self insured employer groups during 2008 whose members utilized a high level of dental services in the third quarter of 2008.
Reinsurance
     In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. Because our reinsurer did not want to continue to assume a portion of the insurance risk after we converted our fully-insured contracts to be noncancellable by the Company, the Company terminated its reinsurance contracts effective May 31, 2008. From June 1, 2008 forward the Company has retained 100% of the insurance risk associated with these contracts.

Insurance Expense
     Consolidated insurance expense for the 2008 quarter increased approximately $296,000, or 11.2%, from approximately $2,638,000 in the 2007 quarter to approximately $2,934,000 in the 2008 quarter. Insurance expense for the 2008 period increased approximately $450,000, or 5.3%, from approximately $8,420,000 in the 2007 period to approximately $8,870,000 in the 2008 period. These insurance expense increases were primarily attributable to: (1) higher salary and benefits costs; (2) higher advertising expense; (3) higher legal fees associated with new product development; (4) higher professional consulting expense; and (5) higher premium taxes. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 16.7% for the 2008 quarter, decreasing 70 basis points from the 2007 quarter ratio of 17.4%. Total insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.0% for the 2008 period, decreasing 80 basis points from the 2007 period ratio of 18.8%. These insurance expense ratio decreases were primarily attributable to growth in premium revenue increasing at a higher rate than the increases in insurance expenses.
Other Income
     Other income for the 2008 quarter decreased approximately $9,000, or 37.5%, from approximately $24,000 in the 2007 quarter to approximately $15,000 in the 2008 quarter. Other income for the 2008 period decreased approximately $34,000, or 45.3%, from approximately $75,000 in the 2007 period to approximately $41,000 in the 2008 period. Dental provider network leasing revenue decreased by $9,000, or 42.9%, from approximately $21,000 in the 2007 period to approximately $12,000 in the 2008 period. The decrease in other income also included a $22,000 decrease in rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus.
Income Taxes
     The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate to the year to date pretax income or loss. Our estimated income tax expense for the 2008 quarter was approximately $180,000 with an effective tax rate of 37.1%.  Our estimated income tax benefit for the 2007 quarter was approximately $(24,000) with an effective tax rate of approximately 30.9%.  Our estimated income tax expense for the 2008 period was approximately $155,000 with an effective tax rate of 37.4%.  Our estimated income tax expense for the 2007 period was approximately $82,000 with an effective tax rate of approximately 36.6%.  The difference between the statutory rates and the effective tax rates are due to the impact of state and local taxes and other discrete items.
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
     Cash decreased approximately $942,000, or 41.6%, during the 2008 period to approximately $1,321,000 from $2,263,000 as of December 31, 2007. The change in cash for the 2008 and 2007 periods is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007
Net cash provided by (used in) operating activities	$729	$(1,382)
Net cash used in investing activities	(1,410)	(2,089)
Net cash used in financing activities	(261)	(134)

Decrease in cash	$(942)	$(3,605)

Cash Flow from Operating Activities
     In the nine months ended September 30, 2008, approximately $729,000 of cash was provided by operating activities. Non-cash depreciation and amortization expense was approximately $329,000 in the 2008 period compared to approximately $306,000 in the 2007 period. In addition, approximately $65,000 of cash was used related to income taxes in the 2008 period compared to approximately $335,000 in the 2007 period.

     In the 2008 period, accounts receivable decreased by approximately $42,000 due to improvement in accounts receivable collection activities. Our claims payable liability decreased by approximately $111,000 in the 2008 period, from approximately $2,490,000 at December 31, 2007 to approximately $2,379,000 at September 30, 2008. This decrease is primarily due the payment of provider withhold return of $650,000 in March of 2008 that was approved by the Board of Directors in December of 2007, offset by an increase in the claims payable liability associated with the growth in the fully-insured DCP dental PPO product. The increase in our unearned premium liability of approximately $24.6 million, from approximately $666,000 at December 31, 2007 to approximately $25.3 million at September 30, 2008 and the increase in unbilled accounts receivable of approximately $24.6 million from $0 at December 31, 2007 to approximately $24.6 million at September 30, 2008 are primarily attributable to the conversion of the fully-insured DCP dental HMO, PPO and indemnity employer group contracts to be non-cancelable by DCP in second quarter of 2008. Deferred acquisition costs increased by approximately $1,336,000, and other payables and accruals expenses increased by approximately $1,300,000 in the 2008 period primarily due to an increase in accrued expenses for broker commissions and premium taxes related to the conversion of the fully-insured DCP employer group contracts to be non-cancelable by DCP in the second quarter of 2008. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities are not unusual and are consistent with the 2007 period.
Cash Flow from Investing Activities
     In the nine months ended September 30, 2008, we invested approximately $303,000 in building improvements, furniture and fixtures and computer equipment. During the 2008 period, we made purchases totaling approximately $14.6 million of certificates of deposit and an institutional money market fund in order to capture yield on our excess cash. Also during the 2008 period, we had certificate of deposit maturities and institutional money market sales to pay current obligations that together totaled approximately $13.5 million.
Cash Flow from Financing Activities
     In the nine months ended September 30, 2008, we made the scheduled principal payments of approximately $90,000 related to our office building mortgage and approximately $166,000 related to our capital lease financing for our dental administration system. During the 2008 period we repurchased Redeemable Common Shares with a value of approximately $33,000 and received proceeds of approximately $28,000 related to new Redeemable Common Shares issued. We received Common Share redemptions totaling approximately $28,000 that will be paid in future periods. The private placement offering for the Class A and Class B Redeemable Common Shares expired on June 30, 2008.
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
Financial Condition
     Our consolidated cash and short-term investments was approximately $7.2 million as of September 30, 2008 and approximately $6.4 million as of December 31, 2007. Based on total expenses for the nine months ended September 30, 2008, we estimate that we had approximately 39 days of cash and short-term investments on hand at September 30, 2008.
     Our cash and short-term investments totaled approximately $7.2 million at September 30, 2008 due to the fact that the decrease in cash of approximately $942,000 during the 2008 period was offset by an increase in short-term investment of approximately $1,727,000 during the 2008 period primarily due to a shift of investments from long-term investments to short-term investments during this period. We expect to generate positive cash flow from operations during the balance of 2008.
     On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 5.00% as of September 30, 2008. The Company incurred no interest expense in 2007 or the 2008 period related to this line of credit. As of September 30, 2008, there was no amount outstanding on this line of credit. On August 13, 2008 we entered into an agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 5.00% as of September 30, 2008. The Company incurred no interest expense in the 2008 period related to this line of credit. As of September 30, 2008, there was no amount outstanding on this line of credit.

     Together, we believe our premium revenues, cash, short term investments and working capital lines of credit are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments. In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.
     We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions. We are required to maintain aggregate statutory capital and surplus and are in compliance with these requirements.
Risk-Based Capital
     Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2007, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
     At September 30, 2008 and December 31, 2007, respectively our investment portfolio consisted of approximately $4,370,000 and $3,255,000 of institutional money market funds. The remaining amount of approximately $1,469,000 and $1,968,000 at September 30, 2008 and December 31, 2007, respectively consisted of short term fixed maturity investments and fixed maturity investments in FDIC-insured bank certificates of deposit, U.S. Treasury securities and U.S. government security mutual funds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $12,200 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $10,900 increase in fair value. The certificates of deposit with a cost of $1,469,000 at September 30, 2008 and $1,967,000 at December 31, 2007 are all classified as available-for-sale.
     At September 30, 2008 and December 31, 2007, we had a mortgage note with a bank with an outstanding principal balance of $1,170,000 and $1,260,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.
     There have been no material changes in our exposures to market risk for the quarter ended September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008.
     Changes in Internal Control over Financial Reporting
     There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.
ITEM 1A. RISK FACTORS
     Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2007 Annual Report on Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our 2007 Annual Report on Form 10-K.  Listed below is supplemental disclosure regarding how we account for, and the effect of, these varying economic and market conditions, including the potential impact on our financial statements.
          The current state of the national economy and adverse changes in economic conditions could adversely affect the Company’s business and results of operations.
     The current state of the national economy and any adverse changes in the market conditions that are exacerbated by the financial credit situation could adversely affect our customers. As a result, our employer group customers may seek to reduce their employee benefit costs including their dental plan benefits, which may lead to limited rate increases, fewer new sales and the loss of some dental plan membership.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          There have been no additional unregistered sales of equity securities in the quarter ended September 30, 2008.
          We repurchased and retired 1 Class A Redeemable Common Share and 47 Class B Redeemable Common Shares during the three months ended September 30, as follows:

					Total Number
					of Shares
					Purchased as	Maximum
					Part of a	Number of Shares
					Publicly	that May Yet Be
	Total Class A	Total Class B		Average price	Announced	Purchased Under
	shares	shares		paid	Plans or	the Plans or
Period	purchased	purchased		per share	Programs	Programs
July 1 – July 31, 2008	1 (a)	23	(a)	$596.35	0	N/A
August 1 – August 31, 2008	0	12	(a)	$604.48	0	N/A
September 1 – September 30, 2008	0	12	(a)	$617.07	0	N/A

(a)	Repurchased from provider shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.
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

DCP HOLDING COMPANY
November 14, 2008	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002