Form 10-K
period 2008-12-31
DCP Holding CO
filed 2009-03-17
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2008

Commission File Number: 000-51954

DCP HOLDING COMPANY

(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Crowne Point Place	45241
Sharonville, Ohio (Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (513) 554-1100

Securities to be registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS TO BE SO REGISTERED	NAME OF EACH EXCHANGE ON WHICH EACH CLASS IS TO BE REGISTERED
NOT APPLICABLE	NOT APPLICABLE

Securities to be registered pursuant to section 12(g) of the act:

Class A Redeemable Common Shares, no par value

Class B Redeemable Common Shares, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting Company    ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2008, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $5.1 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2008, the number of Class A and Class B Redeemable Common Shares outstanding was 646 and 7,867, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 6, 2009 was 627 and 7,754, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2009, into Part III, Items 10, 11, 12, 13 and 14

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Item 1. Business” and “Item 7. Financial Information—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such words or other similar expressions.

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group, or DCPG or the Company, offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services. As of December 31, 2008, we had approximately 256,700 members in our dental benefits programs with 2,206 dentists participating in our two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition we had approximately 11,200 members in our vision benefit program. We market our products through a network of independent brokers.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by approximately 630 dentists who participate in our Dental Care Plus plans.

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

As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio.

Business Segments

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and Corporate, All Other. Corporate, All Other consists primarily of certain corporate activities. We have identified our segments in accordance with Statement of Financial Accounting Standards (“SFAS”) 131, Disclosures About Segments of an Enterprise and Related Information, which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of our fully-insured dental and self-insured dental segments are measured by gross profit. We do not measure the results of our Corporate, All Other segment. We do not allocate insurance expenses, investment and other income, interest expense, or other assets or liabilities to our fully-insured dental and self-insured dental segments. These items are retained in our Corporate, All Other segment. Our segments do not share overhead costs and assets.

Managed Dental Benefits Market

According to the National Association of Dental Plans (“NADP”), in 2007 approximately 11.6 million persons residing in Ohio, Kentucky and Indiana were covered by some form of dental benefit through employer-

sponsored group plans, other group or individual plans, or publicly funded dental coverage. This represents approximately 53% of the combined population of these states. This enrollment level represents a decrease of approximately 5% from the estimated 2006 enrollment level in these states. These enrollment decreases are primarily due to the decreases in dental indemnity enrollment in Ohio and Kentucky in 2007.

The following table shows the estimated 2007 and 2006 dental enrollment statistics for Ohio and Kentucky, the two states where we have group dental business:

	Ohio
	Estimated 2007 Enrollment	% of Total	Estimated 2006 Enrollment	% of Total	% Change 2006 to 2007
Dental HMO	376,297	6%	381,096	6%	-1%
Dental PPO	3,569,720	56%	3,484,872	52%	2%
Dental Indemnity	668,501	11%	995,654	15%	-33%
Discount Dental	449,570	7%	365,504	6%	23%
Direct Reimbursement	33,435	1%	33,335	1%	0%
Publicly Funded	1,226,151	19%	1,328,569	20%	-8%

Total Dental	6,323,674	100%	6,589,030	100%	-4%

	Kentucky
	Estimated 2007 Enrollment	% of Total	Estimated 2006 Enrollment	% of Total	% Change 2006 to 2007
Dental HMO	172,033	8%	96,250	4%	79%
Dental PPO	960,450	44%	1,066,891	46%	-10%
Dental Indemnity	198,640	9%	353,685	15%	-44%
Discount Dental	153,750	7%	125,000	5%	23%
Direct Reimbursement	16,134	1%	—	0%	0%
Publicly Funded	691,000	31%	691,000	30%	0%

Total Dental	2,192,007	100%	2,332,826	100%	-6%

Source:	NADP & Delta Dental Association, Ohio Department of Jobs and Family Services and the Kentucky Cabinet for Health and Family Services

The NADP data indicates that the dental PPO portion of the total enrollment in Ohio was 56% in 2007 compared to 52% in 2006 and in Kentucky was 44% in 2007 compared to 46% in 2006. Dental HMO enrollment remained constant at 6% of total dental enrollment in Ohio in 2007 and 2006, and increased in Kentucky from 4% in 2006 to 8% in 2007. Discount dental enrollment in Ohio increased in Ohio from 6% in 2006 to 7% in 2007, and increased in Kentucky from 5% in 2006 to 7% in 2007.

Total dental HMO enrollment in Ohio decreased 1% in 2007 compared to 2006, and total dental HMO enrollment in Kentucky increased 79% in 2007 compared to 2006. Our enrollment increased 12% in 2007 compared to 2006 and 9% in 2008 compared to 2007. Over 93% of our total revenues were derived from dental HMO products.

Our Products

The following table presents our product membership, premiums and administrative services only, or ASO, fees in our respective business segments for the three years ended December 31, :

2008	Membership (dollars in thousands)	Premiums		ASO Fees		Total Premium Revenue	Percent of Total Premium Revenue
Fully-Insured Dental	155,000	40,321				40,321	60.9%
Self-Insured Dental	98,100	24,102	(1)	1,349	(2)	25,451	38.4%
Other Products	14,700			435		435	0.7%

Total	267,800	64,423		1,784		66,207	100.00%

2007	Membership (dollars in thousands)	Premiums		ASO Fees		Total Premium Revenue	Percent of Total Premium Revenue
Fully-Insured Dental	143,900	39,682				39,682	66.2%
Self-Insured Dental	84,300	18,724	(1)	1,044	(2)	19,768	33.0%
Other Products	16,800			500		500	0.8%

Total	245,000	58,406		1,544		59,950	100.00%

2006	Membership (dollars in thousands)	Premiums		ASO Fees		Total Premium Revenue	Percent of Total Premium Revenue
Fully-Insured Dental	138,100	37,710				37,710	73.1%
Self-Insured Dental	62,500	12,754	(1)	731	(2)	13,485	26.1%
Other Products	16,100			392		392	0.8%

Total	216,700	50,464		1,123		51,587	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are incurred.

(2)

Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and process and pay claims. ASO fees are recognized as revenue when they are earned.

Our products primarily consist of dental HMO, dental PPO and dental indemnity plans, with dental HMO products constituting 93% of our total revenues. All of our products are marketed to employer groups. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic market. Our objective is to offer our dental HMO products in all markets we serve, in both fully-insured and self-insured forms. Similar to our competitors’ dental PPO products, our dental HMO products provide members with access to a broad provider network.

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

In the markets outside of our original eight county service area, including Dayton and Springfield, Ohio and Louisville and Lexington, Kentucky, our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

Individuals become subscribers of our dental plans through their employers. Qualified family members of these subscribers become members through such individuals. Employers pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Fully-Insured Dental

Our fully-insured dental products segment includes our Dental Care Plus dental HMO plan, our DentaSelect dental PPO plan and our DentaPremier dental indemnity plan.

Dental Care Plus—Under our dental HMO plan, premiums are paid to Dental Care Plus by the employer, and members receive access to our dentist network in their region. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO. Covered dental services are segmented into three categories: preventative, basic and major services, typically covered at 100%, 80% and 50%, respectively. In most cases, each member has a $1,000 annual maximum benefit and $1,000 lifetime orthodontia maximum benefit. For the year ended December 31, 2008, fully-insured dental HMO premiums totaled approximately $36.1 million, or 55% of our total premiums and ASO fees.

DentaSelect—Our dental PPO product, DentaSelect, is underwritten by Dental Care Plus and has been administered primarily by an independent third party administrator (“TPA”). In 2008, the Company commenced administering the DentaSelect PPO product for a limited number of employer groups and will continue to transition the administration of this product in house in 2009. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Employers and their participating employees typically share the cost of premiums in various contribution proportions. For the year ended December 31, 2008, fully-insured dental PPO premiums totaled approximately $3.0 million, or 4.5% of our total premiums and ASO fees.

DentaPremier—We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out of area members or members that require complete freedom of provider access. We introduced this plan because many Ohio, Kentucky and Indiana employer groups have employees in other states performing sales or service functions. DentaPremier is a traditional dental indemnity plan that allows members to use any dentist they wish. Employers and their participating employees typically share the cost of premiums in various contribution proportions. As with our dental HMO products, members are responsible for paying standard deductible amounts and co-payments. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2008, approximately 79% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2008, fully-insured dental indemnity premiums totaled approximately $1.2 million, or 1.8% of our total premiums and ASO fees.

Self-insured Dental

Our self-insured dental segment includes only our ASO product, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims according to our fee schedule. The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. This product is offered only to employer groups that have the financial resources to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing substantially all of the cost of dental benefits. Self-insured employers may purchase stop loss insurance coverage from third-party carriers to limit aggregate annual costs. For the year ended December 31, 2008, self-insured ASO fees totaled approximately $25.5 million, or 38.4% of our total premiums and ASO fees.

Corporate, All Other

We offer dental PPO, dental indemnity and vision PPO benefit plans that are underwritten by third-party insurance carriers that are included in our Corporate, All Other segment. Our subsidiary, Insurance Associates Plus, is an insurance agency licensed in Ohio, Kentucky and Indiana that markets our third-party dental PPO and vision benefit products. Insurance Associates Plus earns commissions and administrative fees based on members enrolled in the dental PPO and vision benefit plans. Our vision benefit PPO product, Vision Care Plus, is underwritten and administered by an independent TPA. Members can access both network and out-of-network vision care providers and are subject to fixed co-payments and benefit limits. Premium cost is typically shared by employers and their participating employees in various contribution proportions. We began offering Vision Care Plus in 2005 to Dental Care Plus employer groups whose existing contracts are up for renewal as well as to new employer groups.

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers collectively aggregated approximately $421,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2008.

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

	Healthcare Service Expense
	2008		2007		2006
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM
First Quarter	12,922	18.87	12,144	18.78	10,543	18.85
Second Quarter	13,017	18.32	11,356	17.96	9,744	17.59
Third Quarter	14,157	18.52	12,620	18.39	11,157	17.95
Fourth Quarter	13,030	17.49	11,383	17.44	9,682	16.30

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

Our Dental Care Plus HMO plans offer both the broad provider access ordinarily attributed to a dental PPO and the utilization review and cost control features of a dental HMO. The combination of a large provider network, competitive pricing and renewal practices, and an emphasis on outstanding customer service have allowed us to effectively compete with dental PPOs. Because we are primarily owned by dentists who participate in our Dental Care Plus plans, and our dentists are reimbursed on a fee-for-service basis, we often have a competitive advantage in recruiting and retaining dentists for our networks.

Membership Retention—Employers generally contract with our dental HMO plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a retention rate of approximately 99.0% in 2008, compared to retention rates of 97.3% and 96.0% in 2007 and 2006, respectively.

Group Billing and Collection—We dedicate significant resources to achieving prompt and accurate billing for premiums, reimbursement for self-insured claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service—We provide customer service to employer group administrators, members, and dentists. Customer service representatives respond promptly to employer and member inquiries regarding member identification cards and benefit determinations and provider staff inquiries regarding eligibility, benefit verification and claims payments. We strive to answer questions in one phone call. We monitor key customer service statistics in order to maintain positive customer relationships with all constituencies.

Information Technology—Our dental plan administration system allows us to easily adapt to benefit changes sought by employer groups and allows for increased efficiencies and costs savings in the functional areas of group marketing, enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, electronic group billing, and automated cash application. With the system, we have experienced an increase in the percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, security, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

We leased our dental plan administration system computer equipment under a master equipment lease with a commercial leasing company dated October 1, 2004. The lease term with respect to equipment commenced on January 31, 2005 and expired January 31, 2008. At the end of the lease term, we exercised our option to purchase the computer equipment at its fair market value. We also lease our dental plan administration software under the master equipment lease. The lease term with respect to software commenced on January 31, 2005 and expired January 31, 2009. Under this lease, we were obligated to pay the bank $19,351 per month. At the end of the lease, we retained use of the software and are paying monthly maintenance fees directly to the software vendor.

Dentist Networks

We maintain dental networks comprised of dentists who have contracted with Company subsidiaries. As of December 31, 2008, we had provider contracts with 2,206 dentists. Of these participating dentists there are 1,149 dentist office locations in Ohio, 872 dentist office locations in Kentucky, 114 dentist office locations in Indiana, and 124 dentist office locations in other states. Of the 2,206 participating dentists, 630 are shareholders who each own one Class A voting redeemable common share.

We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we work to recruit specific dentists their employees desire to have access to in our provider networks.

Before a dentist can become a participating provider, we engage in extensive due diligence on the dentist’s professional licenses, training and experience, and malpractice history. The dentist must also be recommended by our Credentialing Committee consisting of five experienced dentists who are members of our Board of Directors (the “Board”).

Our provider contracts require that participating dentists participate in periodic fee surveys for the purpose of establishing our fee schedule, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to maintain a state license in good standing to practice dentistry, to maintain professional liability insurance coverage in amounts determined by our Board, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and may be automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days notice.

Participating dentists are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on a maximum allowable fee schedule we have developed or the actual fee charged by the dentist, whichever is less. In the case of our dental HMO, reimbursements to dentists are subject to a percentage withhold of the amount otherwise payable to the dentist. At the end of each fiscal year, our Board evaluates the performance of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines the amount of the withhold that should be paid to dentists, if any. If we have met our capital and surplus requirements as prescribed by the Ohio Department of Insurance (see “State Regulations” and “Federal Regulations” below) and have the necessary funding to support our strategic objectives, the Board may generally authorize a provider withhold payment out, although there is no requirement to authorize such withhold return.

Our networks are important to the success of our dental HMO and dental PPO plans. We have a dedicated provider relations department that communicates with network dentists and performs periodic credentialing and re-credentialing of each participating dentist.

Employees

At December 31, 2008, we employed a total of 53 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

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

Each dentist in our networks is obligated to adhere to our utilization review program. Non-compliance or continued deviations from the utilization review program will result in sanctions against a dentist. Such sanctions may include probation, suspension or expulsion as a participating dentist, and may also affect the dentist’s ability to receive compensation from the plan for services provided to members. We believe that a stringent utilization review program is necessary to provide adequate cost containment.

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

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. A significant portion of the employers who offer our plans are in the education, government and health care industries. Concentration of business in these industries insulates us from membership decreases that competitors may face in a sluggish or recessionary period.

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

Our ability to offer either or both a dental indemnity plan and a dental PPO plan has had a positive impact on our membership growth. We are currently licensed to underwrite dental HMO, dental PPO and dental indemnity plans in Ohio. In addition we are licensed to underwrite dental HMO and dental PPO in Kentucky. Some of our dental indemnity and dental PPO offerings are still underwritten by third party underwriters.

Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Lenscrafters. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider network, competitive pricing and customer service. In 2008, our dental membership in Southwestern Ohio increased from approximately 201,000 members as of December 31, 2007 to approximately 211,000 members as of December 31, 2008. Dental membership in Northern Kentucky was approximately 21,000 members at December 31, 2007 and again at December 31, 2008.

We have approximately 13,500 total members in the Dayton and Springfield, Ohio market. We have developed a provider network in Dayton, Ohio that includes approximately 71% of the licensed dentists in the area. Since the introduction of the DentaSelect PPO product in 2005, our relationships with brokers in this area have improved, and we have added a significant number of employer groups. As of December 31, 2008, we had approximately 11,600 dental PPO members and approximately 1,900 dental HMO members in the Dayton and Springfield market. As of December 31, 2007, we had approximately 9,200 dental PPO members and approximately 500 dental HMO members in the Dayton and Springfield market.

With the acquisition of Adenta, we became a competitor in the dental benefits market in Central Kentucky with approximately 10,000 dental members, consisting of approximately 7,000 group members and 3,000 individual members as of June 2005. We elected to terminate the individual member plans during the transition. With the addition of approximately 500 network dentists via the Adenta acquisition, we now have a network of approximately 700 dentists which represents approximately 38% of the licensed dentists in Central Kentucky. In addition, we have been building insurance broker relationships in Central Kentucky and have been quoting on new employer groups in this market. As of December 31, 2008, we had approximately 900 group dental HMO members and approximately 7,700 group dental PPO members in our Central Kentucky market.

Customers

During 2008, approximately 9% of our total revenue was generated by four fully-insured employers. Also during 2008, approximately 13% of our total revenue was generated by two self-insured employers. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our customers signs a standard form agreement, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form agreements for fully-insured customers—one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form agreements are for one year terms and automatically renew for additional one-year terms. Certain agreements extend for a two-year term. The employer group customers may terminate our fully-insured customer contracts by giving 45 days’ prior written notice, yet the fully-insured customer contracts are non-cancelable by the Company during the one-year or two-year contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving 60 days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each one year term, and may only be increased at renewal.

State Regulations

General—State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to our business. State insurance departments in Ohio, Kentucky and Indiana are empowered to interpret such laws of their respective states and promulgate regulations applicable our business.

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

Dental Care Plus is a dually licensed as a life and health insurance company and a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky and as a life and health insurance company and a dental HMO in Indiana. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, or taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

Insurance Associates Plus is licensed in Ohio, Kentucky, Indiana and Illinois as an insurance agency. As such, it is required to have at least one insurance agent licensed in each of those states. If Insurance Associates Plus fails to meet this requirement in Ohio, Kentucky, Indiana or Illinois, its license could be revoked by the state.

Adenta is licensed as a life and health insurance agency in Kentucky and Indiana. Recent changes to Kentucky law have lessened the regulatory requirements applicable to Adenta, including elimination of the requirement to file annual reports with the Kentucky Office of Insurance.

NAIC Accounting Principles—In 1998, the NAIC adopted the Codification of Statutory Accounting Principles that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. Statutory Accounting Practices (“SAP”) differ in some respects from accounting principles generally accepted in the United States (“GAAP”). The significant differences for the Company are:

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

•

Similar to GAAP, deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. For GAAP purposes, the Company defers acquisition costs and amortizes them over the estimated life of the contracts in proportion to premiums earned. Under SAP, these acquisition costs are expensed as incurred.

Risk Based Capital—The NAIC’s Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”) provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory action. The Model Act (or similar legislation or regulation) has been adopted in states where Dental Care Plus does business. The Model Act provides for three levels of regulatory action, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2008 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Federal Regulations

HIPAA Administrative Simplification- The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorized the U.S. Department of Health and Human Services (“HHS”) to adopt a series of regulations designed to simplify the exchange of information electronically between health plans and health care providers and to promote efficiency within the health care industry, as well as to protect the confidentiality and security of individually identifiable health information. Pursuant to this authority, HHS has adopted a series of regulations which are applicable to “Covered Entities,” which include health care providers, health plans and health care clearinghouses (collectively the “HIPAA Regulations”). The HIPAA Regulations adopted to date require Covered Entities to do the following: 1) comply with uniform standards for the electronic exchange of information in certain transactions between health care providers and health plans related to the administration of benefits and payment of claims (“Standard Electronic Transactions Regulations”); 2) adopt certain policies and procedures with respect to the use and disclosure of certain protected health information (“PHI”) created, received or maintained by the Covered Entity, whether in electronic or paper form, and provide individuals with a written notice of how the Covered Entity will use and disclose PHI and of the individual’s rights with respect to PHI (“Privacy Regulations”); 3) adopt certain policies and procedures and implement certain technical safeguards to protect the security of electronic PHI (“Security Regulations”); 4) use certain uniform unique identifiers when conducting transactions with health care providers (“Standard Provider Identifier Regulations”) and employers (“Standard Employer Identifier Regulations”). Covered Entities are currently required to be in compliance with the Standard Electronic Transactions Regulations, the Privacy Regulations, the Security Regulations and the Standard Employer Identifier Regulations. The compliance date for the Standard Provider Identifier Regulations was May 23, 2008.

Enforcement of the HIPAA Regulations is vested in the Office of Civil Rights of HHS, which has the power to investigate compliance and complaints. Sanctions for failing to comply with or for violation of the HIPAA Regulations include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation.

Many of the HIPAA Regulations are complex, and requests for regulatory clarification of many aspects are still pending. Additional standards under the Standards Electronic Transactions Regulations are also pending, and additional regulations requiring unique identifiers for other entities, including health plans, may be adopted. There are few official sources of interpretation available beyond the original commentary which accompanied the final HIPAA Regulations. We have, however, made a good faith effort to comply and believe we are in compliance with the requirements of the HIPAA Regulations that are applicable to our subsidiaries as of this date.

GLBA—The Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act,” or “GLBA”) contains privacy provisions and introduced new controls over the use of an individual’s nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA that became effective in July 2001 require a financial institution to provide written notice of its privacy practices to all of its customers. In addition, a financial institution is required to provide its customers with an opportunity to opt out of certain uses of their non-public personal information. We believe that we are in compliance with the GLBA privacy regulations.

Both GLBA and HIPAA provide that there is no federal preemption of a state’s privacy laws if the state law is more stringent than the privacy rules imposed under GLBA or HIPAA. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate, the NAIC promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation, which was adopted by numerous state insurance authorities. As well, there are other pre-existing state laws, including but not limited to insurance regulatory statutes, which were not pre-empted by GLBA or HIPAA and which remain in effect. We believe we are in compliance with state laws governing the privacy of personal financial and health information that are applicable to our subsidiaries, to the extent such laws are not pre-empted by either GLBA or HIPAA.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”) are available on the SEC’s website (www.sec.gov). Copies of these documents will be available without charge to any shareholder upon request. Request should be directed in writing to the Company at 100 Crowne Point Place, Sharonville, Ohio 45241. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

The current state of the national economy and any adverse changes in the market conditions that are exacerbated by the financial credit situation could adversely affect our customers. As a result, our employer group customers may seek to control their employee benefit costs including their dental plan benefits, which may lead to limited rate increases, fewer new sales and the loss of some dental plan membership. These factors may impact the Company’s revenue in the near-term.

The market trend of employer groups moving away from dental HMO plans to dental PPO plans may result in a decrease in our dental plan membership and premium revenue.

In the dental benefits industry, there has been a contraction in the dental indemnity product category and the HMO product category, with the membership volume shifting to the dental PPO product category. We have historically limited our product offering to fully-insured and self-insured dental HMO plans. Our HMO plans form the core part of our business and account for approximately 93% of our consolidated revenues. If this market trend continues, we could experience a reduction in the demand for our HMO products, which could lead to a decrease in our membership, premium revenue and net income.

Our business is dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2008, approximately 9% of our total revenue was generated by four fully-insured employer groups and approximately 13% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income if we are not able to reduce operating expenses or replace this lost revenue. As of January 1, 2009, one self-insured employer group that represented approximately 6% of the Company’s total revenue in 2008 elected not to renew its contract with the Company.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2008, approximately 56% of our business was sourced by five independent brokers, one of which was responsible for sourcing approximately 33% of our business. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant net losses unless we were able to replace this lost revenue or reduce our operating expenses.

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

Our customers’ decisions to transition from a fully-insured to a self-insured dental plan or from a self-insured to a fully-insured dental plan could result in lower contribution margins and increased costs.

During 2008, a number of fully-insured dental HMO members shifted to our self-insured dental HMO product. Additionally, a number of self-insured members shifted to our fully-insured dental HMO product. If our customers continue to shift from a fully-insured dental HMO product to a self-insured dental HMO product, our dental HMO contribution margin may decrease and we may incur significant transitioning costs.

Claims submitted by dental providers may be fraudulent or duplicative, which may reduce our gross profit margin and net income.

We set our fully-insured premium rates based on an expected level of claims for a twelve-month period. Our calculation of expected claims does not anticipate the payment of fraudulent or duplicate claims. If providers were to submit fraudulent or duplicative claims, our claims cost could increase, and our gross profit margin and net income would be adversely affected.

The financial strength rating assigned to Dental Care Plus may be downgraded, which could result in a loss of employer groups and insurance brokers, which may, in turn, cause our premium revenue to decline.

A.M. Best assigns a fair rating to companies that have, in their opinion, a fair ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B- (Fair) rating was affirmed in January of 2006, April of 2007 and again in May of 2008. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded.

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

We operate in a highly competitive environment. We compete for employer groups principally on the basis of the size, location and quality of our provider network, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a dental plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. For example, our competitors include Delta Dental of Ohio, which has an A.M. Best rating of A- (Excellent) and Delta Dental of Kentucky, which has an A.M. Best rating of B+ (Good). In addition, we compete with national insurance carriers such as Metropolitan Life and Guardian, which have A.M. Best ratings of A+ (Superior) and A++ (Superior), respectively. Given the higher ratings and financial strength of many of our competitors, we may encounter difficulty in increasing or maintaining our dental membership in the future.

Our business is heavily regulated by the states in which we do business, and our failure to comply with regulatory requirements could lead to a loss of our authority to do business in such states.

Our business is subject to substantial government regulation, principally under the insurance laws of Ohio, Kentucky and Indiana. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance commission. With respect to our dental HMO products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million according to the regulations for the state of Ohio. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. While Dental Care Plus is currently profitable, there can be no guaranty that it will be profitable in the future. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the Ohio, Kentucky and Indiana insurance regulatory agencies, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in Ohio, Kentucky and Indiana, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus. Insurance Associates, Inc. is required to have one agent licensed in Ohio and Kentucky. Otherwise, none of our dental PPO, dental indemnity or vision PPO business is subject to capital and surplus requirements.

If an event of default occurs under the loan documents we entered into in connection with the purchase and refinancing of our office building, the entire balance of indebtedness due under these loan documents may become due, which could have an adverse effect on our short-term liquidity and may lead to a downgrade of our financial strength rating.

We are obligated under our mortgage note with an original principal amount of $1.8 million and an outstanding principal amount of approximately $1.3 million at December 31, 2008. Under the terms of the note, we are obligated to make principal payments of $10,000 per month plus interest based on LIBOR plus 1.75% through May 2013, and are obligated to make a balloon payment of $600,000 in June 2013. We are also obligated under a revolving note with a borrowing limit of $650,000 and an outstanding principal amount of approximately $630,000 at December 31, 2008. This revolving note became effective December 18, 2008 and matures on December 15, 2009. Under the terms of the revolving note, we are obligated to pay interest on the outstanding principal amount monthly at an interest rate based on LIBOR plus 1.75%

It is an event of default under the notes if: (1) we fail to make any payment of principal or accrued interest when due, and such nonpayment remains uncured for a period of 10 days, (2) any of our representations or warranties in the note is materially inaccurate or misleading, (3) we fail to observe or perform any other term or condition of the note for a period of 30 days, (4) we dissolve, or merge or consolidate with a third party, or lease or sell a material part of our assets or business to a third party, (5) we fail to submit to the lender current financial information upon request, (6) a lien or other encumbrance becomes attached to our property, (7) in the judgment of the lender, a material adverse change occurs in our existing or prospective financial condition that may affect our ability to repay our obligations, or the lender deems itself insecure, (8) we declare bankruptcy, a bankruptcy petition is filed against us that is not dismissed within 30 days, we make an assignment for the benefit of creditors, we fail to generally pay our debts as such debts become due, or a receiver or similar official is appointed, (9) our nonpayment under any rate management obligation, and (10) we sell or transfer any of the collateral securing the loan, or the collateral securing the loan is destroyed, lost or damaged in any material respect.

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

The operations of our subsidiaries are concentrated in the Southwestern Ohio, Northern Kentucky and Central Kentucky markets, although our primary operations are in Southwestern Ohio. A prolonged regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

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

We engage a licensed consulting actuary to assist us in establishing and adjusting our claims payable liability. We attempt to control the cost of dental services through our provider fee schedule, which we increase from time to time. The ratio of our fully-insured healthcare services expense to fully-insured premium revenue, or healthcare expense ratio (“HER”), can fluctuate between approximately 77% and 81%. Given our insurance expense is approximately 18% of our premium revenue, our annual operating income is approximately 1% to 5% of premium revenue. The fluctuation in the HER ratio is primarily due to dental services utilization higher or lower than the level expected by management when the fully-insured premium rates are established. If we see an increase in dental services utilization, we increase the level of our claims payable liability and record a corresponding increase to healthcare services expense for the current period in order to ensure that the claims payable liability is adequate given this new level of dental services utilization. Based on our 2008 operating results, a 1% increase in dental services utilization above the anticipated level would translate into an increase in our claims payable liability of approximately $313,000 and a corresponding increase in healthcare services expense. Accordingly, our pre-tax income would decrease by this amount.

We incur additional expenses as a result of being a public company, which has a negative impact on our financial performance.

We incur significant legal, accounting, insurance and other expenses on an on-going basis as a result of being a public company. Compliance with securities laws, rules and regulations, including compliance with the Securities Exchange Act of 1934, Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations thereunder, cause us to incur significant costs and expenses, including legal and accounting costs, and make some activities more time-consuming and costly. We will be required to engage our independent registered public accounting firm to attest to the effectiveness of our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and SEC regulations, and these expenses will negatively impact our net income in 2009 and beyond.

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

Anthony A. Cook, MS, MBA, 58, President and Chief Executive Officer. Mr. Cook has been President, Chief Executive Officer and Director of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed this position for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 29 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook assisted health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., CPA, MBA, 49, Vice President-Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern.

In addition to the foregoing executive officers, Ann Young is a significant employee of the Company:

Ann Young, 46, Chief Sales and Marketing Officer. Ms. Young has been Chief Sales and Marketing Officer of the Company and Dental Care Plus since October 2004. Prior to joining the Company, Ms. Young managed her own consulting firm, COACHLOGIC, from 2002 to 2004. She was also Senior Vice President of sales and marketing at Emerald Health Network in Cleveland, Ohio from 1999 to 2002 and Vice President of National Sales at The Chandler Group from 1991 to 1998. Ms. Young is a graduate of Kent State University and holds dual degrees in psychology and business administration. She is an active member of the International Coach Federation, the International Association of Coaching, and the Greater Cincinnati Professional Coaches Association.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Redeemable Common Shares

There is no established public trading market for the Class A Redeemable Common Shares or Class B Redeemable Common Shares. In addition, there are significant restrictions contained in the Company’s Code of Regulations on the ability to transfer the Class A and Class B Redeemable Common Shares.

Holders

As of December 31, 2008, there were 630 holders of Class A Redeemable Common Shares and 653 holders of Class B Redeemable Common Shares.

Dividend Policy

We have not declared or paid cash dividends. We currently expect to retain any future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends on our Class A Redeemable Common Shares or Class B Redeemable Common Shares.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

The Company sold no Class A or Class B redeemable common shares during the three months ended December 31, 2008.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of the Company’s redeemable common share were approximately $672, $601, $532, $518, and $461 at December 31, 2008, 2007, 2006, 2005, and 2004, respectively.

Purchases of Equity Securities

We repurchased and retired one Class A Redeemable Common Shares and 59 Class B Redeemable Common Shares during the three months ended December 31, as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2008	0		24	(a)	$632.47	0	N/A
November 1 – November 30, 2008	0		0		N/A	0	N/A
December 1 – December 31, 2008	1	(a)	35	(a)	$684.94	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information for the period prior to July 2, 2004 relates solely to Dental Care Plus. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this registration statement.

	2008		2007	2006	2005		2004
	(All amounts in thousands, except earnings per Redeemable Common Share.)
Premium revenue	$66,207		$59,950	$51,587	$44,857	(2)	$39,400	(3)
Investment income	223		269	198	104		32
Other income	80		94	305	221		158
Net income on redeemable common shares	615		604	103	467		518
Total assets	35,521	(1)	12,285	12,799	12,250	(4)	9,688
Long-term obligations	1,140		1,576	1,631	1,889		1,675
Cash dividends declared	—		—	—	—		—
Basic earnings per redeemable common share	$72.71		$72.88	$12.59	$55.14		$60.90
Diluted earnings per redeemable common share	$72.71		$72.50	$12.59	$55.14		$60.90

(1)

Total assets increased to approximately $35,521 in 2008 from approximately $12,285 in 2007, which is the result of the amendment of its fully-insured customer contracts to be non-cancelable by the Company.

(2)	Includes approximately $1,237 from acquisition of Adenta, Inc. in June of 2005.

(3)	The Company reorganized into a holding company structure in July of 2004 and Insurance Associates Plus, Inc. was formed in August of 2004.

(4)

Total assets increased to approximately $12,250 in 2005 from approximately $9,668 in 2004 due to an increase in membership in our fully-insured and self-insured dental segments and the addition of the Adenta tangible and intangible assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2008, we had approximately 267,800 members in our dental and vision benefit programs with 2,206 dentists participating in our networks of providers.

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and Corporate, All Other. Corporate, All Other consists primarily of certain corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups. We identified our segments in accordance with Statement of Financial Accounting Standards (“SFAS”) 131 “Disclosures About Segments of an Enterprise and Related Information” which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of our fully-insured and self-insured dental segments are measured by gross profit. We do not measure the results of our Corporate, All Other segment. We do not allocate investment and other income, insurance expenses, or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our Corporate, All Other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our Corporate, All Other segment.

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

Profitability Strategy

Our strategy to drive profitability focuses on providing solutions for employers to the rising cost of dental care through leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices than only our dental HMO plans. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. While we expect our dental PPO and indemnity products to be important drivers of growth in the years ahead, we expect to migrate a substantial number of members from those products to our flagship Dental Care Plus HMO products that have a broad provider network.

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

In our original eight county service area, our non-exclusive dental HMO provider network includes approximately 94% of the dental providers in the market. In that market our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

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

Healthcare services expense has increased for both the fully-insured dental segment and the self-insured dental segment. We have increased our provider fee schedule at the beginning of each of the last five years; these fee schedule increases contribute to an increase in the healthcare services expense on a per member per month basis.

The introduction of the DentaPremier dental indemnity product in 2003 created new business opportunities for us with employer groups in our original eight county service area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the Dayton, Ohio and Central Kentucky markets.

Insurance expenses increased significantly in 2006, 2007 and 2008 in connection with our expansion into Dayton, Ohio and Central Kentucky with new dental indemnity and dental PPO products. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing or decreasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for tightly-managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings through productivity gains.

Highlights

•

We generated net income of approximately $615,000 for the year ended December 31, 2008 compared to net income of approximately $604,000 for the year ended December 31, 2007. The net income increase is primarily the result of increased membership, lower fully-insured healthcare service utilization and the shift of a large fully-insured employer group with high utilization to the self-insured arrangement.

•

Our dental and vision products grew by approximately 22,800 members, or 9.3%, from 245,000 members at December 31, 2007 to 267,800 members at December 31, 2008. Our membership at December 31, 2008 includes approximately 21,700 members in our DentaSelect dental PPO offering.

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

Comparison of Results of Operations for 2008 and 2007

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2008 and 2007 (in thousands, except for membership data and percentage change):

	2008	2007	CHANGE
Membership:
Fully-insured dental	155,000	143,900	7.7%
Self-insured dental	98,100	84,300	16.4%
Corporate, All Other	14,700	16,800	(12.5)%

Total membership	267,800	245,000	9.3%

Premium revenue:
Fully-insured dental	$40,321	$39,682	1.6%
Self-insured dental	25,451	19,768	28.7%
Corporate, All Other	435	500	(13.0)%

Total premium revenue	66,207	59,950	10.4%

Investment income:
Corporate, All Other	223	269	(17.1)%

Other income:
Corporate, All Other	80	94	(14.9)%

Healthcare service expense:
Fully-insured dental	31,576	31,236	1.1%
Self-insured dental	22,014	6,916	30.1%

Total healthcare service expense	53,590	48,152	11.3%

Insurance expenses:
Corporate, All Other	11,946	11,244	6.2%

Income tax expense:
Corporate, All Other	359	313	14.7%

Summary

Net income available for redeemable common shares was approximately $615,000 and $604,000 for the years ended December 31, 2008 and 2007, respectively. Basic earnings per redeemable common share was $72.71 and $72.88 at December 31, 2008 and 2007, respectively. The increase in net income available for redeemable common shares primarily resulted from increased premium revenue and decreased insurance expense as a percentage of total premium revenue from 18.8% in 2007 to 18.0% in 2008, offset by an increase in total healthcare services expense as a percentage of total premium revenue from 80.3% in 2007 to 80.9% in 2008.

Membership

Our fully-insured membership increased approximately 11,100 in 2008. Our fully-insured dental HMO membership decreased approximately 2,600 members, or 1.9%, from 133,800 at December 31, 2007 to 131,200 at December 31, 2008. This membership decrease is attributable to the reduction of approximately 9,000 fully-insured dental HMO members due to the conversion of the membership of one employer group from our fully-insured dental HMO product to our self-insured dental HMO product effective January 1, 2008, offset by new fully-insured dental HMO sales in the Cincinnati and Northern Kentucky market of approximately 8,500 members. In addition, fully-insured dental HMO membership decreased by an additional 2,100 members due to a limited number of employer groups that did not renew their contracts with Dental Care Plus in the last 12 months. Our fully-insured indemnity membership increased by approximately 500 members, or 12.5%, from approximately 4,000 members at December 31, 2007 to approximately 4,500 members at December 31, 2008. In addition, our fully-insured dental PPO membership increased by approximately 13,200 members, from approximately 6,100 members at December 31, 2007 to approximately 19,300 members at December 31, 2008.

Our self-insured dental HMO membership increased approximately 13,800 members primarily due to the conversion of 9,000 members of one employer group from our fully-insured dental HMO product to our self-insured dental HMO product effective January 1, 2008. The remaining 4,800 member increase was the result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky. As of January 1, 2009, one self-insured employer group that represented approximately 6% of the Company’s total revenue in 2008 elected not to renew its contract with the Company. However, the Company has replaced the majority of this membership loss with new fully-insured membership effective January 1, 2009.

Dental indemnity membership underwritten by a third party insurance carrier increased by approximately 400 members, or 50.0%, from approximately 800 members at December 31, 2007 to approximately 1,200 members as of December 31, 2008. Dental PPO membership underwritten by a third party insurance carrier decreased by approximately 6,900 members, or 75.0%, from approximately 9,200 members at December 31, 2007 to approximately 2,300 members at December 31, 2008. Fully-insured vision membership increased by approximately 4,200 members, or 60.9%, from approximately 6,900 members at December 31, 2007 to approximately 11,100 members at December 31, 2008.

Revenue

	Fully-Insured Change	New Sales Volume	Volume to Self-Insured
Claims Change—Volume	$612,000	$5,096,000	$(4,484,000)

		Renewal and New Sales Rate Change	Rate Change due to Volume moved to Self-Insured
Claims Change—Rate	$27,000	$666,000	$(639,000)

Fully-insured dental premium increased approximately $639,000 in 2008. Approximately $612,000 of this premium revenue increase is attributable to net membership volume increases in the fully-insured dental product lines. New fully-insured sales resulted in an increase in fully-insured premium revenue of approximately $5.1 million in 2008 that was offset by a decrease in fully-insured revenue of approximately $4.5 million due to the conversion of employer groups to the self-insured product line in 2007 and 2008. Approximately $27,000 of this premium revenue increase is associated with fully-insured dental premium rates during 2008. Fully-insured premium revenue increased by approximately $666,000 as a result of higher premium rates in 2008 on new sales and employer group renewals. This increase was offset by a decrease in premium revenue of approximately $639,000 due to the shift of employer groups with higher than average premium rates to the self-insured product.

Fully-insured dental HMO premium revenue decreased approximately $2,348,000 in 2008. This decrease is primarily due to the shift of employer groups to the self-insured dental HMO product in 2008 that were in the fully-insured dental HMO product in 2007, offset by the 2008 new sales of the fully-insured dental HMO product discussed above. Fully-insured dental indemnity premium revenue increased by approximately $918,000, or 335.0%, from approximately $274,000 in 2007 to approximately $1,192,000 in 2008. In 2006, the Company entered into a quota share group dental reinsurance agreement with a third party insurance company. The third party insurance company has agreed to indemnify the Company relative to its share of the insurance risk. This group dental reinsurance agreement that expired May 31, 2008 applied to certain group dental PPO policies underwritten by DCP in our expansion market. The fully-insured PPO premium revenue for the portion retained by DCP increased $2,067,000, or 226.4%, from approximately $913,000 in 2007 to approximately $2,980,000 in 2008.

Total self-insured revenue increased approximately $5,683,000 in 2008. This increase is attributable to the 24.2% increase in self-insured dental member months, an increase in self-insured ASO fee rates and a 3.7% increase in self-insured claim revenue on a per member per month basis in 2008 as compared to 2007. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue increased approximately $5,378,000, or 28.7%, from approximately $18,724,000 in 2007 to approximately $24,102,000 in 2008. This increase is due to the 24.2% increase in self-insured dental member months along with a 3.7% increase in self-insured claim revenue on a per member per month basis in 2008 as compared to 2007.

Self-Insured ASO Fees—Self-insured ASO fees increased approximately $305,000, or 29.2%, from approximately $1,044,000 in 2007 to approximately $1,349,000 in 2008. These increases are primarily attributable to the 24.2% increase in self-insured dental member months and a significant increase in the average self-insured ASO fee rates. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, All Other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, All Other premium revenue decreased by approximately $65,000, or 13.0%, from approximately $500,000 in 2007 to approximately $435,000 in 2008. During the first nine months of 2007, the dental indemnity product was underwritten by a third party insurance carrier and we were paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees were approximately $124,000 for 2007 and approximately $42,000 for 2008. Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees decreased by approximately $21,000, or 11.5%, from approximately $182,000 in 2007 to approximately $161,000 in 2007. In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees decreased by approximately $59,000, or 36.2%, from approximately $163,000 in 2007 to approximately $104,000 in 2008.

Investment Income

Investment income decreased approximately $46,000, or 17.1%, from approximately $269,000 in 2007 to approximately $223,000 in 2008. This decrease is primarily attributable to a decrease in prevailing interest rates during 2008.

Other Income

Other income decreased approximately $14,000 in 2008. Dental provider network leasing revenue decreased approximately $15,000 in 2008 from approximately $28,000 in 2007 to approximately $13,000 in 2008 primarily due to the conversion of fully-insured dental PPO membership policies underwritten by Dental Care Plus, Inc. in 2008. Rental revenue earned from leasing a portion of the office building owned by our subsidiary Dental Care Plus decreased by approximately $11,000, or 19.0%, from approximately $58,000 in 2007 to approximately $47,000 in 2008 due to a vacancy in a portion of the office building in 2008. These decreases in other income were offset by certain increases in other income of approximately $12,000.

Healthcare Service Expenses

	Fully-Insured Change	New Sales Volume	Volume to Self-Insured
Claims Change—Volume	$481,000	$4,010,000	$(3,529,000)

		Renewal and New Sales Rate Change	Rate Change due to Volume moved to Self-Insured
Claims Change—Rate	$(141,000)	$345,000	$ (486,000)

Fully-insured healthcare services expense increased approximately $340,000 in 2008. Approximately $481,000 of this healthcare service expense is attributable to net membership volume increases in the fully-insured dental product lines. New fully-insured sales resulted in an increase in fully-insured healthcare services expense of approximately $4.0 million in 2008 that was offset by a decrease in fully-insured revenue of approximately $3.5 million due to the conversion of employer groups to the self-insured product line in 2007 and 2008. This increase was offset by a decrease in healthcare services expense of approximately $141,000 due to a decrease in healthcare services expense on a per member per month basis. Fully-insured healthcare services expense increased by approximately $345,000 as a result of higher healthcare services expense for existing and new business. This increase was offset by a decrease in healthcare services expense of approximately $486,000 due to the shift of employer groups with higher than average healthcare services expense per member per month to the self-insured product.

Fully-insured dental HMO healthcare services expense decreased by approximately $2,283,000, or 7.6%, from approximately $30,236,000 in 2007 to approximately $27,953,000 in 2008. This decrease is primarily attributable to the 6.6% decrease in fully-insured dental HMO member months in 2008 compared to 2007 and a slight decrease in utilization on a per member per month basis and a less expensive mix of services provided in 2008 compared to 2007 primarily due to the shift of employer groups with higher than average healthcare services expense on a per-member-per-month basis out of the fully-insured product line. The fully-insured Dental Care Plus dental indemnity product was introduced in the fourth quarter of 2007. The fully-insured Dental Care Plus dental indemnity healthcare services expense increased by approximately $841,000, or 346.1%, from $243,000 in 2007 to approximately $1,084,000 in 2008. The fully-insured Dental Care Plus dental PPO healthcare services expense for the portion of the risk retained by DCP increased by approximately $1,781,000, or 235.0%, from approximately $758,000 in 2007 to approximately $2,539,000 in 2008.

Self-insured healthcare services expense increased in 2008. This increase is attributable to both the 24.2% increase in self-insured dental HMO member months in 2008 compared to 2007, the provider fee schedule increase implemented at the beginning of 2008, and the shift of employer groups with higher than average healthcare services expense on a per-member-per-month basis into the self-insured product line.

Corporate, All Other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Reinsurance

In the normal course of business, the Company ceded portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. The Company terminated its reinsurance contracts effective May 31, 2008. Dental insurance premiums ceded were approximately $121,000, $228,000 and $13,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The healthcare services expense ceded was approximately $106,000, $189,000 and $10,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has approximately $5,000 and $27,000 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable as of December 31, 2008 and 2007, respectively.

Insurance Expenses

Consolidated insurance expenses increased approximately $702,000 in 2008. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 18.0% for 2008, decreasing 80 basis points from the 2007 ratio of 18.8%. Salaries and benefits increased by approximately $271,000, or 6.6%, due to staff pay increases implemented in 2008 and the addition of one full-time employee in the claims and customer service department. Commissions expense increased approximately $150,000, or 6.3%, primarily due to the increases in membership. Advertising expense for 2008 increased by approximately $128,000, or 45.9%, compared to 2007. This increase was primarily due to a significant advertising campaign in the Louisville, Kentucky market during 2008. Depreciation and amortization expense for 2008 increased approximately $41,000, or 10.1%, compared to 2007. This increase was due primarily to the purchase of new depreciable equipment and computer software in 2008. In 2008, board of directors expense increased approximately $59,000, or 11.3%, as a result of director compensation increases. Interest expense decreased $26,000, or 27.4%. The decrease is primarily attributable to a decrease in the interest expense associated with our capital lease and mortgage obligations as these obligations decreased. The remaining amount of approximately $79,000 is due to various operating expense increases in 2008 as compared to 2007.

Income Taxes

Our effective tax rate for 2008 of 36.8% increased 2.7% compared to the 34.1% effective tax rate in 2007. Our 2008 effective tax rate was higher than the federal statutory rate due to applicable state and local taxes. In addition, in 2007 the Company had a one time decrease due to the change in the FIN 48 liability due to settlement of state income taxes and the elimination of certain non-deductible reorganization costs associated with acquiring the Dental Care Plus Life Insurance license. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Comparison of Results of Operations for 2007 and 2006

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2007 and 2006 (in thousands, except for membership data and percentage change):

	2007	2006	CHANGE
Membership:
Fully-insured dental	143,900	138,100	4.2%
Self-insured dental	84,300	62,500	34.9%
Corporate, All Other	16,800	16,100	4.3%

Total membership	245,000	216,700	13.1%

Premium revenue:
Fully-insured dental	$39,682	$37,710	5.2%
Self-insured dental	19,768	13,485	46.6%
Corporate, All Other	500	392	27.6%

Total premium revenue	59,950	51,587	16.2%

Investment income:
Corporate, All Other	269	198	35.9%

Other income:
Corporate, All Other	94	305	(69.2)%

Healthcare service expense:
Fully-insured dental	31,236	30,218	3.4%
Self-insured dental	16,916	11,808	43.3%
Corporate, All Other	0	0	0%

Total healthcare service expense	48,152	42,026	14.6%

Insurance expenses:
Corporate, All Other	11,244	9,875	13.9%

Income tax expense:
Corporate, All Other	313	86	264.0%

Summary

Net income available for redeemable common shares was approximately $604,000 and $103,000 for the years ended December 31, 2007 and 2006, respectively. Basic earnings per redeemable common shares was $72.88 and $12.59 at December 31, 2007 and 2006, respectively. The increase in net income available for redeemable common shares primarily resulted from a decrease in total healthcare services expense as a percentage of total premium revenue from 81.5% in 2006 to 80.3% in 2007 and offset by increased insurance expenses.

Membership

Our fully-insured membership increased by approximately 5,800 in 2007. Our fully-insured dental HMO membership decreased approximately 3,400 members, or 2.5%, from 137,100 at December 31, 2006 to 133,700 at December 31, 2007. This membership decrease is attributable to the reduction of approximately 14,900 fully-insured dental HMO members due to the conversion of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007, offset by new fully-insured dental HMO sales in the Cincinnati/Northern Kentucky market of approximately 14,000 members. In addition, fully-insured dental HMO membership decreased by an additional 2,500 members due to a limited number of employer groups that did not renew their contracts with Dental Care Plus in the last 12 months. With the conversion of dental indemnity membership to be underwritten by Dental Care Plus during 2007, we had approximately 4,000 fully-insured indemnity members at December 31, 2007. In addition, our fully-insured dental PPO membership increased by approximately 5,100 members, from approximately 1,000 members at December 31, 2006 to approximately 6,100 members at December 31, 2007.

Our self-insured dental HMO membership increased by approximately 21,800 members in 2007 primarily due to the conversion of 14,900 members of two employer groups from our fully-insured dental HMO product to our self-insured dental HMO product effective July 1, 2007. The remaining 6,900 member increase was the result of our adding a number of large new self-insured groups in Southwestern Ohio and Northern Kentucky.

Corporate, All Other membership increased by approximately 700 members, or 4.3%, from approximately 16,100 members at December 31, 2006 to approximately 16,800 members at December 31, 2007. Dental indemnity membership underwritten by a third party insurance carrier decreased by approximately 2,900 members, or 78.4%, from approximately 3,700 members at December 31, 2006 to approximately 800 members as of December 31, 2007. This decrease is attributable to the shift of these dental indemnity members to a fully-insured product underwritten by Dental Care Plus. Dental PPO membership underwritten by a third party insurance carrier increased by approximately 1,300 members, or 16.5%, from approximately 7,900 members at December 31, 2006 to approximately 9,200 members at December 31, 2007. Fully-insured vision membership increased by approximately 2,400 members, or 53.3%, from approximately 4,500 members at December 31, 2006 to approximately 6,900 members at December 31, 2007.

Revenue

	Fully-Insured Change	New Sales Volume	Volume to Self-Insured	Adenta Volume
Revenue Change—Volume	$1,911,000	$4,810,000	$(2,531,000)	$(368,000)
Revenue Change—Rate	$61,000

Fully-insured dental premium increased approximately $1,972,000 in 2007. Approximately $1.9 million of this premium revenue increase is attributable to net membership volume increases in the fully-insured dental product lines. New fully-insured sales resulted in an increase in fully-insured premium revenue of approximately $4.8 million in 2007 that was offset by a decrease in fully-insured revenue of approximately $2.5 million due to the conversion of employer groups to the self-insured product line in 2007 and 2008 and a decrease of approximately $368,000 in the Adenta fully-insured premium revenue. Approximately $61,000 of this premium revenue increase is associated with fully-insured dental premium rates during 2008.

Fully-insured dental HMO premium revenue increased approximately $838,000, or 2.2%, in 2007 as compared to 2006. Approximately $652,000 of this premium revenue increase is attributable to net membership volume increases in the dental HMO product line. Approximately $554,000 of this premium revenue increase is associated with dental HMO premium rate increases negotiated with employer groups at their annual renewals. These increases were offset by a decrease in Adenta premium revenue of approximately $368,000 during 2007 as the Adenta membership transferred to our dental PPO product or to another dental carrier. With the conversion of most of our dental indemnity membership to be underwritten by Dental Care Plus during 2007, the majority of the dental indemnity product is now underwritten by Dental Care Plus. In 2007, our fully-insured dental indemnity premium was approximately $274,000. Our fully-insured dental PPO premium revenue increased by $879,000, or 406.9%, from approximately $216,000 in 2006 to approximately $1,095,000 in 2007. The DCP fully-insured dental PPO was introduced in the third quarter of 2006. In 2006, the Company entered into a quota share group dental reinsurance agreement with a third party insurance company. The third party insurance company has agreed to indemnify DCP relative to its share of the insurance risk. This group dental reinsurance agreement applies to certain group dental PPO policies underwritten by DCP in our expansion markets. The fully-insured PPO premium revenue for the portion retained by DCP increased by approximately $860,000, from approximately $53,000 in 2006 to approximately $913,000 in 2007.

Total self-insured revenue increased approximately $6,283,000 in 2007. This increase is attributable to the 34.9% increase in self-insured HMO membership, an increase in self-insured ASO fee rates and a provider fee schedule increase implemented at the beginning of 2007 that contributed to the 6.0% increase in self-insured claim revenue on a per member per month basis. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue increased approximately $5,970,000, or 46.8%, from approximately $12,754,000 in 2006 to approximately $18,724,000 in 2007. This increase is due to the 34.9% increase in self-insured dental HMO membership along with a 6.0% increase in self-insured claim revenue on a per member per month basis in 2007 as compared to 2006.

Self-Insured ASO Fees—Self-insured ASO fees increased approximately $313,000, or 42.8%, from approximately $731,000 in 2006 to approximately $1,044,000 in 2007. These increases are primarily attributable to the 34.9% increase in self-insured HMO membership and a significant increase in the average self-insured ASO fee rates. We provide administrative and claims processing services, benefit plan design, and access to our Dental Care Plus provider network for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, All Other premium revenue is derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, All Other premium revenue increased approximately $108,000 in 2007. During the first nine months of 2007, the dental indemnity product was underwritten by a third party insurance carrier and we were paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees were approximately $124,000 for the years ended December 31, 2006 and 2007. Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees increased by approximately $18,000, or 11.0%, from approximately $164,000 in 2006 to approximately $182,000 in 2007. In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees increased by approximately $65,000, or 66.3%, from approximately $98,000 in 2006 to approximately $163,000 in 2007.

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

Healthcare Service Expenses

	Fully-Insured Change	New Sales Volume	Volume to Self-Insured	Adenta Volume
Claims Change—Volume	$1,532,000	$3,805,000	$(2,028,000)	$(245,000)
Claims Change—Rate	$(513,000)

Fully-insured healthcare services expense increased approximately $1,019,000 in 2007. Approximately $1.5 million of this healthcare service expense is attributable to net membership volume increases in the fully-insured dental product lines. New fully-insured sales resulted in an increase in fully-insured healthcare services expense of approximately $3.8 million in 2007 that was offset by a decrease in fully-insured revenue of approximately $2.0 million due to the conversion of employer groups to the self-insured product line in 2007. The fully-insured healthcare services expense attributable to the Adenta membership was approximately $245,000 for 2006. There was no healthcare services expense attributable to Adenta membership in the 2007. The increase in healthcare services expense due to net volume increases was offset by a decrease in healthcare services expense of approximately $513,000 due to the shift of employer groups with higher than average healthcare services expense per member per month to the self-insured product.

Fully-insured dental HMO healthcare services expense decreased by approximately $58,000, or 0.2%, from approximately $30,178,000 in 2006 to approximately $30,236,000 in 2007. This decrease is primarily attributable to the 0.8 increase in fully-insured dental HMO member months in 2007 compared to 2006 and a slight decrease in utilization on a per member per month basis and a less expensive mix of services provided in 2007 compared to 2006 primarily due to the shift of employer groups with higher than average healthcare services expense on a per-member-per-month basis out of the fully-insured product line. The fully-insured Dental Care Plus dental indemnity product was introduced in the fourth quarter of 2007. The fully-insured Dental Care Plus dental indemnity healthcare services expense increased by approximately $243,000, from $0 in 2006 to approximately $243,000 in 2007. The fully-insured Dental Care Plus dental PPO product was introduced in the third quarter of 2006 and the fully-insured Dental Care Plus dental indemnity product was introduced in the fourth quarter of 2007. The fully-insured Dental Care Plus dental PPO healthcare services expense for the portion of the risk retained by DCP increased by approximately $718,000, from approximately $40,000 in 2006 to approximately $758,000 in 2007.

Self-insured healthcare services expense increased approximately $5,108,000 in 2007. This increase is attributable to both the 34.9% increase in self-insured dental HMO membership, the provider fee schedule increase implemented at the beginning of 2007, and the shift of the two employer groups with higher than average healthcare services expense on a per-member-per-month basis into the self-insured product line.

Corporate, All Other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Reinsurance

In the normal course of business, the Company ceded portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. Dental insurance premium ceded was approximately $228,000 in 2007. The healthcare services expense ceded was approximately $189,000 in 2007. As of December 31, 2007 the Company has approximately $26,500 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable, which is included in accounts receivable.

Insurance Expenses

Consolidated insurance expenses increased approximately $1,369,000, or 13.9%, from approximately $9,875,000 in 2006 to approximately $11,244,000 in 2007. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 18.8% for 2007, decreasing 30 basis points from the 2006 ratio of 19.1%. Salaries and benefits increased by approximately $676,000 due to the addition of sales & marketing and provider relations staff for the expansion in the Dayton, Louisville and Lexington markets as well as additional operational and finance staff to support our expanded activities. Commissions expense increased approximately $525,000 primarily due to the increases in membership. Depreciation and amortization expense for 2007 decreased approximately $211,000, or 34.2%, compared to 2006. These decreases were due primarily to a decrease in the amortization of the identifiable assets acquired in the acquisition of Adenta after the write down of the intangible asset associated with the Adenta network lease contract with Humana Dental in July of 2006. In 2007, board of directors expense increased approximately $180,000, or 52.3%, from approximately $344,000 in 2006 to approximately $524,000 in 2007 as a result of director compensation increases and additional board committee meetings. Interest expense decreased $26,000, or 21.5%, from approximately $121,000 in 2006 to approximately $95,000 in 2007. The decrease is primarily attributable to a decrease in the interest expense associated with our capital lease and mortgage obligations as these obligations decreased. The remaining amount of approximately $225,000 is due to various operating expense increases in 2007 as compared to 2006.

Income Taxes

Our effective tax rate for 2007 of 34.1% decreased 11.4% compared to the 45.5% effective tax rate in 2006. Our 2007 effective tax rate is lower than the federal statutory rate due to a decrease in applicable state and local taxes, change in the FIN 48 liability due to settlement of state income taxes and the elimination of certain non-deductible reorganization costs associated with acquiring the Dental Care Plus Life Insurance license that were no longer applicable during 2007. See Note 5 to the consolidated financial statements included in Item 8- Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, selling, general and administrative expenses, interest expense, taxes, purchases of investment securities, capital expenditures, acquisitions, redeemable common shares redemptions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash increased approximately $265,000, or 11.7%, for the year ended December 31, 2008 to approximately $2.5 million at December 31, 2008 from approximately $2.3 million at December 31, 2007. Cash decreased approximately $2.9 million or 55.8%, to approximately $2.3 million at December 31, 2007 from approximately $5.2 million at December 31, 2006. The change in cash for the years ended December 31, 2008, 2007 and 2006 is summarized as follows (in thousands):

	2008	2007	2006
Net cash provided by (used in) operating activities	$1,660	$(398)	$1,399
Net cash used in investing activities	(1,642)	(2,365)	(1,043)
Net cash provided by (used) in financing activities	247	(182)	(519)

Increase (decrease) in cash	$265	$(2,945)	$(163)

Cash flow from Operating Activities

In 2008, we generated approximately $1,660,000 of cash in operating activities. This level of cash flow from operating activities is consistent with the cash flow generated from operating activities in 2006. We realized net income of approximately $615,000. In addition to our 2008 net income, we recognized depreciation and amortization of approximately $446,000. With the conversion of our fully-insured employer group contracts to be non-cancelable by the Company, there was an increase in unearned premium of approximately $20.9 million that was offset by an increase in accounts receivable of approximately $20.8 million. Other sources of cash include: an increase in deferred income taxes, a decrease in accounts receivable, an increase in claims payable, an increase in accounts payable and other accrued expenses, an increase in deferred compensation and other minor changes to operating assets and liabilities totaling approximately $1,701,000. These sources of operating cash were offset by an increase in deferred policy acquisition costs of approximately $1,196,000.

In 2007, we used approximately $398,000 of cash in operating activities mainly due to the reduction of our claims payable liability that resulted from the payment of the majority of our dental claims inventory at the end of 2007. We realized net income of approximately $604,000. In addition to our 2007 net income, we recognized depreciation and amortization of approximately $405,000. Other sources of cash include: increases in our unearned premium, other payables and deferred compensation totaling approximately $598,000. These sources of operating cash were offset by a decrease in our claims payable liability of approximately $1.5 million due to the payments to dental providers on December 31, 2007 that reduced our inventory of reported claims in process, increases in accounts receivable, accrued investment income and other assets totaling approximately $339,000, and deferred income taxes of approximately $144,000.

In 2006, we generated approximately $1.4 million of cash by operating activities and realized net income of approximately $103,000. In addition to our 2006 net income, we recognized depreciation and amortization of approximately $616,000. Other sources of cash include: increases in our other assets, claims payables, other payables and deferred compensation totaling approximately $964,000. These sources of operating cash were offset by a decrease in our unearned premium revenue of approximately $132,000 and increases in accounts receivable, accrued investment income and deferred income taxes totaling approximately $152,000.

Cash flow from Investing Activities

In 2008, we invested approximately $321,000 in building improvements, office equipment and computer equipment and software. Our investment in a new telephone system represented approximately $133,000 of this amount. Also in 2008, approximately $18.9 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $20.2 million in additional FDIC insured certificates of deposit and money market funds.

In 2007, we invested approximately $137,000 in building improvements, office equipment and computer equipment. Also in 2007, approximately $18.0 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $20.2 million in additional FDIC insured certificates of deposit and money market funds.

In 2006, we invested approximately $160,000 in building improvements, office equipment and computer equipment. During 2006, we completed the required net asset valuation analysis for the Adenta acquisition in 2005, and the Company and the representatives of the former Adenta shareholders negotiated an agreement whereby the former Adenta shareholders were paid an additional cash consideration of $25,000. Also in 2006, approximately $3.1 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $4.0 million in addition FDIC insured certificates of deposit and money market funds.

Cash flow from Financing Activities

In 2008, we executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building owned by Dental Care Plus, Inc. As of December 31, 2008, there was a principal balance outstanding of $630,000 related to this revolving note. In 2008, we paid $120,000 of our outstanding mortgage balance and approximately $224,000 in capital lease payments for our dental administration software. During 2008, we repurchased redeemable common shares with a value of approximately $68,000, which was offset by the issuance of redeemable commons shares with a value of approximately $28,000.

In 2007, we paid $120,000 of our outstanding mortgage balance, approximately $210,000 in capital lease payments for our dental administration software, and approximately $55,000 of the principal balance of the Adenta debt assumed in 2005. During 2007, we repurchased redeemable common shares with a value of approximately $62,000, which was offset by the issuance of redeemable commons shares with a value of approximately $266,000. There were no new financing commitments executed in 2007.

In 2006, we paid $120,000 of our outstanding mortgage balance, $198,000 in capital lease payments for our dental administration software, and $95,000 of the principal balance of the Adenta debt assumed in 2005. During 2006, we repurchased redeemable common shares with a value of approximately $141,000, which was partially offset by the issuance of redeemable commons shares with a value of approximately $35,000. There were no new financing commitments executed in 2006.

Our mortgage note matures in June 2013. The note requires us to make principal payments of $10,000 per month, and bears interest at a variable rate of 30-day LIBOR plus 1.75%. Our revolving note matures on December 15, 2009 and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

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

In December of each year our Board evaluates the projected pre-tax income of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the implementation of the new dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims submitted by such participating dental provider in relation to the total claims submitted by all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board are accrued in the fourth quarter of the fiscal year. The Board authorized amounts of return of withhold amounting to $464,000, $650,000 and $900,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Based on historical experience, the Board may authorize an aggregate provider withhold payment between 0% and 45% of the approximate $5.3 million provider withhold expected for 2009, or a maximum of $2.4 million. We also expect that the Board may authorize aggregate provider withhold payments for calendar years 2010 through 2012 in amounts between 0% and 45% of the total provider withhold amounts for those years and that the level of provider withhold payments for 2010 through 2012 could be greater than 45% depending upon the Company’s performance. However, the Board will not authorize an aggregate provider withhold payment for any year that would result in an operating loss for the year in review. These forecasted amounts are based on projections of future claims revenues and certain planning assumptions and estimates currently being made with respect to future application of the factors historically considered by the Board in making its determination to authorize the payment of withhold amounts. These planning assumptions reflect management’s current expectations and views about future events and are subject to risks, uncertainties and other factors that could cause actual withhold payment amounts to differ materially from these stated assumptions. Important factors that could cause actual results to differ materially from those being planned for, include, among others: claims exceeding or not meeting our estimates, a threatened or actual downgrade in our financial strength rating, the loss of a significant customer or broker, the loss of a large employer group and an unexpected increase or decrease in dental service utilization by our dental members.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2008 is as follows:

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt and interest (1)	$193,643	$357,574	$843,160	—	$1,394,377
Revolving note and interest	649,161	—	—	—	649,161
Capital lease and interest	19,350	—	—	—	19,350
Operating Leases	174,705	185,614	—	—	360,319
Claims Payable	2,631,070	—	—	—	2,631,070

Total	$3,667,929	$543,188	$843,160	—	$5,054,277

(1)

Our swap interest payments are based on a fixed rate of 4.95%. We estimate that we will receive swap interest payments totaling approximately $82,000 based on a variable rate of LIBOR plus 1.75% or 3.19%, as of December 31, 2008.

Off-balance sheet Arrangements

At December 31, 2008, future approximate minimum annual lease payments under non-cancelable operating leases are as follows: 2009—$175,000; 2010—$151,000, and 2011—$34,000.

Financial Condition

Our consolidated cash and short term investments were approximately $8.2 million at December 31, 2008. Our consolidated cash and short term investments increased by approximately $1,800,000 from approximately $6.4 million as of December 31, 2007.

This increase in cash and short term investments from December 31, 2007 to December 31, 2008 is primarily due to the cash generated by operating activities of $1,660,000 and the net cash generated by financing activities of $247,000, offset by the cash invested in property, plant and equipment of $321,000. In addition to this increase in cash and short term investments of approximately $1.6 million, there was a shift of approximately $200,000 in FDIC insured certificate of deposit investment from long term investments to short term investments during this period.

On January 3, 2006 we entered into an agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable based on the prime borrowing rate of 3.25% at December 31, 2008. The Company did not have any interest expense for the line of credit in 2008 or 2007. As of December 31, 2008 and 2007 there was no amount outstanding on the line of credit.

On December 18, 2008, we executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building owned by Dental Care Plus, Inc. As of December 31, 2008, there was a principal balance outstanding of $630,000 related to this revolving note. This revolving note matures on December 15, 2009, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

Together our cash, short term investments and working capital lines of credit we believe are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage, computer system capital lease, and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable common share redemptions, we repurchased approximately $68,000, $62,000, and $141,000 of redeemable common shares in the years ended December 31, 2008, 2007 and 2006, respectively. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 94% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.

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

On December 18, 2006, the Ohio Department of Insurance approved Dental Care Plus, Inc.’s application for a life and health insurance license. As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is now able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio. Accordingly, the required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2008.

We maintained aggregate statutory capital and surplus of approximately $5.2 million as of December 31, 2008 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2009 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings, investment in Dental Care Plus of the earnings of other subsidiaries and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2008, 2007 and 2006, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2008	2007	2006
Changes in:
Unrealized gain on investments, net of tax	$27,235	$5,030	$554
Increase (decrease) in fair value of interest rate swap, net of tax	(42,885)	(30,096)	(3,953)

Total	$(15,650)	$(25,066)	$(3,399)

The fair market value of the variable to fixed interest rate swap contract (net of income tax effects) decreased by $42,885 in the year ended December 31, 2008 due to a decrease in prevailing interest rates during 2008. The fair market value of the variable to fixed interest rate swap contract (net of income tax effects) decreased by $30,096 in the year ended December 31, 2007 due to a decrease in prevailing interest rates during 2007. The fair market value of the variable to fixed interest rate swap contract (net of income tax effects) decreased by $3,953 in year ended December 31, 2006 due to a decrease in expected future interest rates during 2006. The fair market value of the variable to fixed interest rate swap contract was a liability of $37,969 and is included in other payables and accruals at December 31, 2008. The fair market value of the variable to fixed interest rate swap contract was an asset of $27,009 and $72,609 and is included in other assets at December 31, 2007 and 2006, respectively.

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

Investments

We have classified all of our investments as “available-for-sale.” Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of stockholders’ equity. We invest our excess cash in FDIC insured bank certificates of deposit and U.S. government security money market funds. Each certificate of deposit with an original cost of $100,000 is invested with a separate FDIC-insured financial institution. The quoted market prices of these certificates of deposit are the amounts we would receive if we liquidated them prior to maturity. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to the length of time and the extent to which the fair value has been less than cost, our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in value, and general market conditions. As of December 31, 2008, there were no other-than-temporary impairments. In the event there was an unrealized loss on an investment that we believed to be other-than-temporary, the loss would be reported in the consolidated statement of operations, instead of in a separate caption of stockholders’ equity. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash.

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

Goodwill and Intangible Assets

Goodwill arises in business combinations when the purchase price of assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and choosing business value comparables or selecting discount rates to be used in any value computations.

Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, our intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

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

	2008		2007
IBNR	$1,392,706	52.9%	$1,185,541	47.6%
Reported claims in process	718,225	27.3%	609,890	24.5%
Other healthcare services expenses payable	520,139	19.8%	694,820	24.3%

Total claims payable liability	$2,631,070	100%	$2,490,251	100%

At December 31, 2008, our estimated total claims payable liability included approximately $2.6 million for Dental Care Plus, comprised of IBNR of approximately $1.4 million and reported claims in process of approximately $718,000. Other healthcare services expenses at December 31, 2008 included approximately $56,000 for the estimated cost of processing outstanding claims and an accrued but unpaid provider withhold payment of $464,000. The provider withhold liability was recognized in December 2008 when it was authorized by our Board of Directors.

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

Between December 31, 2007 and December 31, 2008, our IBNR estimate increased by approximately $207,000 or 17.5%, primarily due to a fully-insured membership increase of 7.7%, an increase in healthcare services expense in 2008 on a per member per month basis and an increase in the portion of fully-insured membership represented by fully-insured dental indemnity membership in 2008. Reported claims in process increased by approximately $108,000, or 17.7%, from December 31, 2007 to December 31, 2008 due to an increase in the number of days of reported claims in process from 4 days at December 31, 2007 to 5 days at December 31, 2008. The number of days of reported claims in process at year end varies with the timing of our weekly provider claim payment cycle. Other healthcare services expense payable decreased by approximately $175,000, primarily due to the fact that the unpaid provider withhold payment of $464,000 at December 31, 2008 that was authorized by our Board of Directors in December of 2008 was $186,000 less than the comparable unpaid provider withhold amount of $650,000 at December 31, 2007.

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

Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the consolidated statement of operations for the period in which the differences are identified.

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

The table set forth below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of December 31, 2008 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2008	(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2008
-0.50%		2,728,070	-2%		2,587,070
0%	(estimate used)	2,631,070	0%	(estimate used)	2,631,070
0.50%		2,564,070	2%		2,676,070

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)

Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus. The claims trend factors we use to estimate outstanding IBNR and reported claims in process for the most recent month are somewhat less reliable based on historical experience, with a variance range of approximately two percent, plus or minus. We have found that the estimated claims trend factor can be higher or lower than what the paid claims data indicates with the passage of time primarily because of factors beyond our control, such as the level of utilization of services by dental members and the expected and actual mix of the types of services received by dental members.

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

The annual provider withhold payment authorized by the Board is recorded in December of the applicable year, resulting in a corresponding increase of claims expense and claims payable liability. Depending on the amount of the provider withhold payment authorized, there may be a material increase in the claims payable liability at year end. At December 31, 2008, our claims payable liability increased by approximately 21% after recording the $464,000 provider withhold payment authorized by the Board. Safeguarding the financial condition and liquidity of the Company is a material factor considered in the provider withhold payment practices adopted by the Board.

Deferred Acquisition Costs

Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company defers acquisition costs and amortizes them over the estimated life of the contracts in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,632,000 and amortized approximately $1,436,000 of these capitalized costs for the year ended December 31, 2008. These amounts are recorded in commission expense and other acquisition costs included in the consolidated statements of operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

Redeemable Common Shares

The Company’s Class A and Class B redeemable common shares are owned by participating providers and Company directors. Only participating providers in our service area that includes all counties located in Ohio and Kentucky are eligible to own Class A voting redeemable common shares (See Note 9). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. To comply with the requirements of EITF D-98, the Company’s Class A and Class B common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheet outside of permanent shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) that formerly was recorded as a change to Shareholders’ Equity as a change to the redemption value of the Redeemable Common Shares to accrete the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Recognition of Premium Revenue

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage are reflected on the accompanying consolidated balance sheet as unearned premium revenue. The Company’s unearned premium revenue was approximately $20,845,000 at December 31, 2008 for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable.

Healthcare Services Expense

Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using the actuarial estimates discussed above. For the self-insured dental HMO segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. We deduct a provider withhold from the claim payments to providers equal to 10% of the allowed amount according to the provider fee schedule. At the end of each year, our Board of Directors determines, in its sole discretion, how much if any of the provider withhold can be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense. Based on our 2008 operating results, a 1% increase in dental services utilization above the anticipated level would translate into an increase in our claims payable liability of approximately $313,000.

Income Taxes

Our accounting for income taxes is in accordance with Statements of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in our financial statements in different periods than those in which the events are recognized in our tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. We record a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized. Our determination of whether a valuation allowance is required is subject to change based on future estimates of the recoverability of our net deferred tax assets.

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

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Currently, the adoption of SFAS No. 141(R) will not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-2, which delayed the effective date of SFAS No. 157 “Fair Value Measurements” for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP delayed the effective date to fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS No. 141(R), “Business Combinations.” As disclosed in Note 19, the Company adopted SFAS No. 157 effective January 1, 2008. Currently, the adoption of SFAS No. 157-2 does not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash flows. This statement encourages but does not require comparative disclosures for earlier periods upon initial adoption. The effective date of SFAS 161 is the Company’s fiscal year beginning on or after January 1, 2009. The adoption of SFAS No. 161 will not have a material impact on the Company’s disclosures.

In April, 2008, the FASB issued FSP 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 142-3 will not have a material impact on the Company’s useful lives of intangible assets.

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

At December 31, 2008, our investment portfolio consisted solely of FDIC insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $14,077 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $13,038 increase in fair value. The certificates of deposit with a cost of $1.9 million December 31, 2008 are all classified as available for sale.

At December 31, 2008, we had a mortgage note with a bank with an outstanding principal balance of $1,140,000 with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At December 31, 2008, we had a revolving note collateralized by a second mortgage with a bank with an outstanding principal balance of $630,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and redeemable common shares, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 6, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

/s/    Deloitte & Touche LLP

Cincinnati, OH

March 17, 2009

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
INVESTMENTS:
Fixed maturities at fair value, cost of $900,000 and $1,109,000 at December 31, 2008 and 2007, respectively	$909,987	$1,109,683
Short-term investments at fair value, cost of $5,643,000 and $4,113,020 at December 31, 2008 and 2007, respectively	5,655,920	4,112,868

Total investments	6,565,907	5,222,551
CASH AND CASH EQUIVALENTS	2,527,946	2,262,888
ACCRUED INVESTMENT INCOME	21,384	34,592
ACCOUNTS RECEIVABLE, net of allowance of $17,172 and $3,499 at December 31, 2008 and 2007, respectively	455,626	560,880
UNBILLED ACCOUNTS RECEIVABLE	20,845,634
REINSURANCE RECOVERABLE ON PAID LOSSES		26,500
DEFERRED ACQUISITION COSTS	1,196,060
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $1,805,789 and $1,583,009 at December 31, 2008 and 2007, respectively	2,833,495	2,943,338
INTANGIBLE ASSETS, net of accumulated amortization of $66,817 and $51,486 at December 31, 2008 and 2007, respectively	173,183	188,532
GOODWILL	136,355	136,355
DEFERRED INCOME TAX	145,588	243,804
OTHER ASSETS	620,132	665,791

TOTAL ASSETS	$35,521,310	$12,285,231

LIABILITIES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,631,070	$2,490,251
UNEARNED PREMIUM REVENUE	21,605,647	666,411
OTHER PAYABLES AND ACCRUALS	3,164,403	2,118,107
REVOLVING NOTE	630,000
MORTGAGE LOAN PAYABLE	1,140,000	1,260,000
CAPITAL LEASE OBLIGATION	19,253	242,877
DEFERRED COMPENSATION	684,363	416,374

TOTAL LIABILITIES	29,874,736	7,194,020

COMMITMENTS AND CONTINGENCIES (NOTE 13)

REDEEMABLE COMMON SHARES:

Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 630 and 653 at December 31, 2008 and 2007, respectively	423,241	392,603
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,775 and 7,815 at December 31, 2008 and 2007, respectively	5,223,333	4,698,608

Total redeemable common shares	5,646,574	5,091,211

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY	$35,521,310	$12,285,231

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

	2008	2007	2006
REVENUES
Premium revenue	$66,207,207	$59,949,897	$51,587,458
Investment income	223,135	269,343	198,380
Other income	79,890	94,012	305,437

Total revenues	66,510,232	60,313,252	52,091,275

EXPENSES
Healthcare services expense	53,590,135	48,152,505	42,025,929

Insurance expense:
Salaries and benefit expense	4,383,987	4,112,522	3,436,210
Commission expense and other acquisition costs	2,591,254	2,659,984	2,104,404
Other insurance expense	4,970,788	4,471,169	4,335,769

Total insurance expense	11,946,029	11,243,675	9,876,383

Total expenses	65,536,164	59,396,180	51,902,312

INCOME BEFORE INCOME TAX	974,068	917,072	188,963

PROVISION (BENEFIT) FOR INCOME TAX:
Current	252,740	456,244	139,190
Deferred	106,277	(143,657)	(53,168)

INCOME TAX EXPENSE	359,017	312,587	86,022

NET INCOME ON REDEEMABLE COMMON SHARES	$615,051	$604,485	$102,941

BASIC EARNINGS PER REDEEMABLE COMMON SHARE	$72.71	$72.88	$12.59

DILUTED EARNINGS PER REDEEMABLE COMMON SHARE	$72.71	$72.50	$12.59

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE COMMON SHARES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

	Redeemable Common Shares				Shareholders’ Equity
	Class A		Class B		Retained Earnings		Other Accumulated Comprehensive Income		Total		Comprehensive Income
	Number of Shares	Amount	Number of Shares	Amount
BALANCE—December 31, 2005	691	$357,976	7,769	$4,024,771
Net income						$102,941				$102,941	$102,941
Change in fair value of interest rate swap (net of income tax benefit of $2,037)								$(3,953)		(3,953)	(3,953)
Unrealized gain on investments (net of income tax of $289)								554		554	554

Total comprehensive income											$99,542

Class B Common Shares issued			61	35,022
Class A Common Shares exchanged for Class B Common Shares	(3)	(1,555)	3	1,555
Common shares redemptions	(7)	(3,436)	(395)	(187,884)
Accretion of common shares to redemption value		9,868		89,674		(102,941)		3,399		(99,542)

BALANCE—December 31, 2006	681	362,853	7,438	3,963,138
Net income						604,485				604,485	$604,485
Change in fair value of interest rate swap (net of income tax benefit of $15,504)								(30,096)		(30,096)	(30,096)
Unrealized gain on investments (net of income tax of $2,591)								5,030		5,030	5,030

Total comprehensive income											$579,419

Cumulative effect of change in accounting principle (FIN 48)						(5,997)
Class A and B Common Shares issued	1	603	490	265,260
Class A Common Shares exchanged for Class B Common Shares	(20)	(10,527)	20	10,527
Common shares redemptions	(9)	(4,644)	(133)	(69,421)
Accretion of common shares to redemption value		44,318		529,104		(598,488)		25,066		(579,419)

BALANCE—December 31, 2007	653	392,603	7,815	4,698,608
Net income						615,051				615,051	$615,051
Change in fair value of interest rate swap (net of income tax benefit of $22,093)								(42,885)		(42,885)	(42,885)
Unrealized gain on investments (net of income tax of $14,032)								27,235		27,235	27,235

Total comprehensive income											$599,401

Class B Common Shares issued			93	53,145
Class A Common Shares exchanged for Class B Common Shares	(17)	(10,353)	17	10,353
Common shares redemptions	(6)	(3,648)	(150)	(93,535)
Accretion of common shares to redemption value		44,639		554,762		(615,051)		15,650		(599,401)

BALANCE—December 31, 2008	630	$423,241	7,775	$5,223,333	$		$		$

See accompanying notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable common shares	$615,051	$604,485	$102,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	446,403	405,186	615,962
Deferred income taxes	106,277	(143,657)	(53,168)
Deferred compensation	292,956	288,704	127,670
Effects of changes in operating assets and liabilities:
Accrued investment income	13,208	(16,934)	(17,658)
Accounts receivable	105,254	(173,084)	(81,287)
Unbilled accounts receivable	(20,845,634)
Reinsurance recoverable on paid losses	26,500	(25,733)	(767)
Deferred acquisition costs	(1,196,060)
Other assets	37,542	(149,279)	(206,448)
Claims payable	140,819	(1,497,340)	729,777
Unearned premium revenue	20,939,236	78,448	(131,514)
Other payables and accruals	978,694	231,270	313,356

Net cash provided by (used in) operating activities	1,660,246	(397,934)	1,398,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(321,212)	(137,497)	(160,429)
Acquisition of business, net of acquired cash			(25,000)
Purchases of investments	(20,229,471)	(20,245,906)	(3,952,079)
Sales and maturities of investments	18,908,491	18,018,286	3,094,507

Net cash used in investing activities	(1,642,192)	(2,365,117)	(1,043,001)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of revolving note	630,000
Mortgage loan repayments	(120,000)	(120,000)	(120,000)
Repayment of capital lease	(223,624)	(210,486)	(198,120)
Repayment of note payable		(55,417)	(95,000)
Repurchase of redeemable common shares	(67,550)	(62,174)	(140,567)
Redeemable common shares issued	28,178	265,863	35,022

Net cash provided by (used in) financing activities	247,004	(182,214)	(518,665)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	265,058	(2,945,265)	(162,802)
CASH AND CASH EQUIVALENTS—Beginning of period	2,262,888	5,208,153	5,370,955

CASH AND CASH EQUIVALENTS—End of period	$2,527,946	$2,262,888	$5,208,153

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$69,000	$95,000	$121,000
Cash paid for income taxes	218,000	335,000	218,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other payables and accruals	$97,183	$62,644	$50,753
Redeemable common shares issued in lieu of cash payment of deferred compensation	24,967

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2008, 2007 and 2006

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. The Company is owned and controlled primarily by 630 dentists who participate in our Dental Care Plus plans. The Company offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services. As of December 31, 2008, the Company had approximately 256,700 members in its dental benefits programs with 2,206 dentists participating in its two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition, the Company had approximately 11,200 members in its vision benefit programs. The Company markets its products through a network of independent brokers.

The Company’s products consist primarily of dental HMO, PPO and indemnity plans, with dental HMO products constituting 93% of its total revenues. All of the Company’s products are marketed to employer groups. The Company’s business model allows it to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of the Company’s participating dentists. The dental benefit products the Company offers currently vary depending on geographic market.

As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products. As of October 1, 2007, the Company transitioned the majority of its employer groups with dental indemnity products underwritten by a third party insurance carrier to dental indemnity products underwritten by Dental Care Plus. As of June 1, 2008, the Company transitioned the majority of its employer groups with dental PPO products underwritten by a third party insurance carrier to dental PPO products underwritten by Dental Care Plus.

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accompanying financial statements include estimates for items such as claims payable, deferred acquisition costs, income taxes and various other liability accounts. Actual results could differ from those estimates. Policies that affect the more significant elements of the financial statements are summarized below.

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, each of which is wholly-owned, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and balances have been eliminated in consolidation. The Company presents its financial statements to conform with Article 7 of the Securities and Exchange Commission Regulation S-X pursuant to Section 13-15(d) of the Securities Exchange Act of 1934. With the amendment of its fully-insured customer contracts to be non-cancelable by the Company, the Company meets the criteria of an insurance company as defined in the Securities Exchange Act of 1934.

Cash and Cash Equivalents—The Company defines cash as cash held in operating accounts at financial institutions. The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investments—The Company places its investments primarily in certificates of deposit and a money market mutual fund. The Company classified all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method. Management follows a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to the length of time and the extent to which the fair value has been less than cost, the Company’s intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in value, and general market conditions.

Property and Equipment—Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The building and the building improvements have useful lives of 27 years and 15 years, respectively. Furniture and fixtures have a useful life of 5 years, and computer equipment and software have useful lives of up to 3 years. Maintenance and repair cost are expensed as incurred.

The Company reviews property and equipment for impairment whenever events or changes in circumstances, such as significant decreases in market values of assets, changes in legal factors or in the business climate, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, or other such factors indicated that the carrying amount may not be recoverable.

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $298,000 and $277,000 at December 31, 2008 and 2007, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

Goodwill and Intangible Assets—Goodwill arises in business combinations when the purchase price of net assets acquired exceeds the appraised value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. Management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. The review for impairment requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. Considerable judgment must be exercised in determining future cash flows and their timing and choosing business value comparables or selecting discount rates to be used in any value computations.

Business acquisitions often result in recording identifiable intangible assets. Identifiable intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, the Company’s identifiable intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As with tangible assets, considerable judgment must be exercised.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are generally short-duration in nature, in proportion to premiums

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

earned. The Company capitalized deferred acquisition costs of approximately $2,632,000 and amortized approximately $1,436,000 of these capitalized costs for the year ended December 31, 2008. These amounts are recorded in commission expense and other acquisition costs included in the Consolidated Statements of Operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

Redeemable Common Shares—The Company’s Class A and Class B redeemable common shares are owned by participating providers and Company directors. Only participating providers in our service area that includes all counties located in Ohio and Kentucky are eligible to own Class A voting redeemable common shares (See Note 10). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. To comply with the requirements of EITF D-98, the Company’s Class A and Class B common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) as a change to the redemption value of the Redeemable Common Shares to accrete the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue was approximately $20,845,000 at December 31, 2008 for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $761,000 and $666,000 at December 31, 2008 and December 31, 2007, respectively. Management has determined that as of December 31, 2008 and 2007 that no premium deficiency reserve is required.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. Self-insured premium revenue is based on the claims incurred by self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in the contractual relationship, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the relationship with the dental service providers, and (iv) the Company has credit risk in these contractual relationships. Self-insured premium revenue is recorded when the self-insured claims are incurred and is included in premium revenue in the accompanying consolidated statements of operations.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Investment Income—Investment income of approximately $223,000, $269,000, and $198,000 during 2008, 2007, and 2006, respectively, is comprised of approximately $122,000, $175,000, and $73,000 of interest income earned from money market accounts and cash in operating accounts in 2008, 2007 and 2006, respectively, and approximately $101,000, $94,000, and $125,000 of investment income earned from short-term and long-term in certificates of deposit in 2008, 2007, and 2006, respectively.

Other Income—Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 14) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers.

Healthcare Service Expense—The Company compensates its providers based on agreed-upon fees for various services. With respect to the dental HMO product, the Company generally retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreement. Healthcare service expense is recorded net of any amounts withheld in the accompanying consolidated statements of operations. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

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

The Company incurred claim costs related to dental care providers amounting to approximately $53,590,000, $48,153,000, and $42,026,000 for the years ended December 31, 2008, 2007, and 2006, respectively. These costs include approximately $41,666,000, $38,941,000, and $36,972,000 of claims incurred by participating providers who are also holders of redeemable common shares in 2008, 2007, and 2006, respectively. These incurred claim costs also include provider withhold return expense of $464,000, $650,000, and $900,000 in 2008, 2007 and 2006, respectively.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Reinsurance—In the normal course of business, the Company cedes portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. The Company terminated its reinsurance contracts effective May 31, 2008. Dental insurance premiums ceded were approximately $121,000, $228,000 and $13,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The healthcare services expense ceded was approximately $106,000, $189,000 and $10,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The Company has approximately $5,000 and $26,500 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable as of December 31, 2008 and 2007, respectively.

Derivative Instruments—All derivative financial instruments are recorded on the balance sheet at fair value. The changes in fair value of derivatives that are designated as cash flow hedges are recorded in accumulated other comprehensive income, as a component of the consolidated balance sheet, with subsequent reclassification to earnings when the hedged transaction asset or liability impacts earnings. Any ineffectiveness is recognized in earnings immediately.

Federal Income Tax—Deferred federal income tax is provided in the accompanying financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as loss reserve discounting, unrealized gains or losses on invested assets and partial recognition of the unearned premiums.

The Company continually reviews the deferred tax assets to determine the necessity of a valuation allowance. The Company files a consolidated federal income tax return which includes all subsidiaries.

Effective January 1, 2007 the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Earnings Per Share—Basic and diluted earnings per share is computed by dividing net income on redeemable common shares by the weighted average number of common shares outstanding during the period.

Concentrations of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of premiums receivable. Other than as discussed below, concentrations of credit risk with respect to premiums receivable are limited because of the large number of employer groups comprising the Company’s client base and contracts are cancelled if premiums are not paid within 90 days.

During 2008, 2007, and 2006, four fully-insured customers accounted for approximately 9%, 14%, and 20%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 13%, 16%, and 17% of the Company’s total revenue at December 31, 2008, 2007, and 2006, respectively. As of January 1, 2009, one self-insured employer group that represented approximately 6% of the Company’s total revenue in 2008 elected not to renew its contract with the Company.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2008, premiums receivable from two customers totaled approximately 23% of the premiums receivable balance. At December 31, 2007, premiums receivable from one customer totaled approximately 21% of the premiums receivable balance.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risks with respect to its cash.

Fair Value of Financial Instruments—Certain financial instruments are required to be recorded at fair value. The estimated fair values of such financial instruments have been determined using market information and valuation methodologies, primarily discounted cash flow analysis. Changes in assumptions or estimation methods could affect the fair value estimates. However, we do not believe any such changes would have a material impact on our financial condition, results of operations or cash flows.

New Accounting Standards—In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. Currently, the adoption of SFAS No. 141(R) will not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-2, which delayed the effective date of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP delayed the effective date to fiscal years beginning after November 15, 2008. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141, “Business Combinations” or SFAS No. 141(R), “Business Combinations.” As disclosed in Note 19, the Company adopted SFAS No. effective January 1, 2008. Currently, the adoption of SFAS No. 157-2 does not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

flows. This statement encourages but does not require comparative disclosures for earlier periods upon initial adoption. The effective date of SFAS 161 is the Company’s fiscal year beginning on or after January 1, 2009. The adoption of SFAS No. 161 will not have a material impact on the Company’s disclosures.

In April, 2008, the FASB issued FSP 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The adoption of SFAS No. 142-3 will not have a material impact on the Company’s useful lives of intangible assets.

2. INTANGIBLE ASSETS

Intangible assets amounting to approximately $568,000 were recorded as a result of the acquisition of Adenta, Inc in 2005. Such intangibles were related to an acquired contract, memberships, a provider network and goodwill. Identifiable and amortizable intangible assets amounted to $450,000. Amortization expense for 2008, 2007 and 2006 was approximately $15,000, $15,000, and $196,000 respectively. The provider network intangible asset of approximately $90,000 at December 31, 2008 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. The membership intangible asset was amortized with an accelerated amortization in the first year due to the planned loss of the Adenta individual membership during the transition. The remaining membership intangible asset of approximately $83,000 at December 31, 2008 is being amortized over its 11 year useful life in accordance with the Company’s expectation for the membership retention. The weighted-average amortization period for these intangible assets is approximately 9 years.

On July 25, 2006, Humana Dental provided the Company with written notice of termination of the network lease agreement effective October 23, 2006. Accordingly the Company recorded an impairment charge of approximately $128,000 (included in amortization expense) to eliminate the remaining balance associated with the Humana Dental network lease agreement intangible asset in July of 2006.

3. INVESTMENTS

The Company owned FDIC insured certificates of deposit with a cost of $1,909,000 and $1,967,000 as of December 31, 2008 and 2007, respectively. Each certificate of deposit is invested with a separate FDIC-insured financial institution. As of December 31, 2008, nine certificates of deposit with a cost of $900,000 and a fair value of $909,987 have maturities between 13 and 18 months and eleven certificates of deposit with a cost of $1,009,000 and a fair value of $1,021,920 have a maturities less than 12 months. As of December 31, 2007, twelve certificates of deposit with a cost of $1,109,000 and a fair value of $1,109,139 had maturities of between 12 and 24 months and ten certificates of deposit with a cost of $858,000 and a fair value of $857,848 had a maturities less than 12 months. The Company also invests in a money market fund with a cost of $4,634,000 and $3,255,020 as of December 31, 2008 and 2007, respectively. These short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices. The unrealized gains and losses on investment activity are due to a change in the quoted market prices for these certificates of deposit caused by an changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the years ended December 31, 2008 and 2007.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investments classified at December 31, 2008 and 2007, as fixed maturities and short-term assets were as follows:

2008	Cost	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Money market	$4,634,000				$4,634,000
Certificates of deposit—short term	1,009,000	$12,920	$		1,021,920
Certificates of deposit—fixed maturities	900,000	9,987			909,987

Total investments	$6,543,000	$22,907	$		$6,565,907

2007	Cost	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Money market	$3,255,020				$3,255,020
Certificates of deposit—short term	858,000	$39		$191	857,848
Certificates of deposit—fixed maturities	1,109,000	1,622		939	1,109,683

Total investments	$5,222,020	$1,661		$1,130	$5,222,551

4. LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2008	2007
Balance—January 1	$2,490,251	$3,987,591

Net incurred related to:
Current year	31,663,781	31,623,756
Prior years	(65,452)	(363,791)

Net incurred claims	31,598,329	31,259,965

Net paid related to:
Current year	29,032,916	29,133,504
Prior years	2,424,594	3,623,801

Net paid claims	31,457,510	32,757,305

Balance—December 31	$2,631,070	$2,490,251

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

5. FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows as of December 31, 2008, 2007 and 2006, respectively:

	2008	2007	2006
Current tax expense:
Federal	$231,316	$447,502	$132,960
State and local	21,424	8,742	6,230

Total current tax expense	252,740	456,244	139,190

Deferred tax expense:
Federal	109,927	(141,193)	(57,455)
State and local	(3,650)	(2,464)	4,287

Total deferred tax expense	106,277	(143,657)	(53,168)

Total provision for income taxes	$359,017	$312,587	$86,022

Deferred tax assets and liabilities are comprised of the following:

	2008	2007
Deferred tax assets:
Unearned premiums	$51,681	$44,723
Net operating loss	66,157	82,477
Claims payable	17,625	16,163
Accrued vacation	40,024	31,769
Accrued commissions	85,956	75,894
Deferred compensation	225,822	141,566
Accrued professional fees	17,748	7,607
Other, net	22,255	12,202

Gross deferred tax assets	527,268	412,401

Deferred tax liabilities:
Unrealized gain	1,240	9,179
Deferred policy acquisition costs	64,969
Prepaid insurance	38,508	37,681
Accelerated depreciation	218,081	57,636
Identifiable intangible assets	58,882	64,101

Gross deferred tax liabilities	381,680	168,597

Net deferred tax asset	$145,588	$243,804

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

	2008	2007	2006	2008 Effective Tax Rate	2007 Effective Tax Rate	2006 Effective Tax Rate
Provision computed at statutory rate	$331,183	$311,804	$64,247	34.0%	34.0%	34.0%
Reorganization cost			10,414			5.5
State and local taxes	19,774	3,007	6,557	2.0	0.3	3.5
FIN 48		(5,757)			(0.6)
Other—net	8,060	3,533	4,804	0.8	0.4	2.5

Provision for income taxes	$359,017	$312,587	$86,022	36.8%	34.1%	45.5%

The Company had $194,580, $242,579 and $291,000 of net operating loss carry forwards to utilize in future years at December 31, 2008, 2007 and 2006, respectively. These losses will expire between 2010 and 2024.

6. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In 2007, the Company recorded a cumulative effect adjustment of a change in accounting principle as prescribed by FIN 48 which reduced retained earnings approximately $6,000. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $4,300. The Company accrued approximately $1,700 in interest and penalties as of January 1, 2007. The total amount of FIN 48 liability recorded at January 1, 2007 of $6,000 was included as a other payables and accruals. For the year ended December 31, 2007, the Company reduced its remaining FIN 48 liability by $5,757, as they settled all outstanding state income tax issues associated with the original recorded amount. For the year ended December 31, 2008 the Company did not have any significant FIN 48 liability or expense.

The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2005 remain open to examination by the Internal Revenue Service, and 2004 remains open to other state and local tax authorities. As of December 31, 2008, there are no U.S. federal or state returns under examination.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2008	2007
Land	$364,000	$364,000
Building and building improvements	2,267,576	2,236,866
Furniture and equipment	2,007,708	1,925,481

Total property and equipment	4,639,284	4,526,347
Less accumulated depreciation	(1,805,789)	(1,583,009)

Total property and equipment—net	$2,833,495	$2,943,338

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

8. DEFERRED COMPENSATION PLAN

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $106,000 and $90,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2008 and 2007, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees. The only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period and for the years ended December 31, 2008 and 2007, respectively, the Company recorded deferred compensation expense of approximately $278,000 and $183,000 related to deferred share awards and the change in the value of phantom shares. As of December 31, 2008 there is approximately $115,000 of total unrecognized compensation cost related to nonvested award compensation under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.

The expected fair value of the awards are calculated by applying the three year historical average growth rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three years ended December 31, 2008, 2007, and 2006 were $680, $556 and $549, respectively. The fair value of the awards converted to Class B Redeemable Commons Shares in May 2008 was approximately $25,000. There were not any awards converted in 2007 or 2006. The fair value of the awards paid in 2007 was approximately $11,000. There were not any award payments in 2008 or 2006. The total fair value of the awards that vested during the three years ended December 31, 2008, 2007 and 2006 were approximately $247,000, $170,000 and $62,000, respectively.

The following is a summary of activity of nonvested awards for the year ended December 31, 2008:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value
Nonvested awards at January 1, 2008			94.4	$588
Granted	324.0	$648	77.0	813
Vested	(324.0)	648	(37.2)	633

Nonvested awards at December 31, 2008			$134.2	$705

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following is a summary of activity of vested awards for the year ended December 31, 2008:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2008	358.0	$601	23.6	$713
Vested during year	324.0	672	37.2	808
Converted to Shares	(44.0)	567

Vested awards at December 31, 2008	638.0	$672	60.8	$794

9. EARNINGS PER REDEEMABLE COMMON SHARE

Detail supporting the computation of basic and diluted earnings per redeemable common share was as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Net income available for redeemable common shareholders	$615,051	$604,485	$102,941

Weighted average outstanding redeemable common shares used to compute basic earnings per redeemable common share	8,459	8,294	8,175

Basic earnings per redeemable common share	$72.71	$72.88	$12.59

Weighted average outstanding redeemable common shares used to compute diluted earnings per redeemable common share	8,459	8,338	8,175

Diluted earnings per redeemable common share	$72.71	$72.50	$12.59

The Company reported diluted earnings per share for the year ended December 31, 2007 as a result of 44 restricted share awards granted that had a dilutive effect on the Company’s earnings per share. The restricted share awards were redeemed and shares were issued in May of 2008. There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the years ended December 31, 2008 and December 31, 2006.

10. REDEEMABLE COMMON SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Providers in the Company’s service area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. The area we refer to as our service area includes all counties located in Ohio and Kentucky. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of the Company. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was approximately $672 and $601 at December 31, 2008 and 2007, respectively.

The Company has authorized 100,000 preferred shares, without par value. As of December 31, 2008 and 2007, no preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

Dividends restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Department, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. Under these restrictions, the total dividends that may be paid by Dental Care Plus in 2009 without prior regulatory approval are approximately $517,000. There were no dividends declared or paid by any subsidiaries during 2008, 2007 or 2006.

Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”). The statutory-basis net income of Dental Care Plus was approximately $641,000, $494,000, and $175,000 for the years ended December 31, 2008, 2007, and 2006, respectively. Statutory-basis net worth was approximately $5,174,000 and $4,670,000 at December 31, 2008 and 2007, respectively.

11. DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 3.19% and 6.07% at December 31, 2008 and 2007, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note must be repaid, amounting to $600,000.

The Company entered into an interest rate swap agreement (Note 12) that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The notional amount of the interest rate swap reduces concurrently with the reduction of the principal of the mortgage note. The Company’s effective interest expense was 4.49%, 5.22% and 5.41% at December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the fair value of the mortgage note is approximately $1,207,000.

Required principal repayments under the mortgage loan payable are as follows:

2009	$120,000
2010	120,000
2011	120,000
2012	120,000
Thereafter	660,000

Total mortgage loan payable	$1,140,000

On December 18, 2008, the Company executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building. As of December 31, 2008, there was a principal balance outstanding of $630,000 related to this revolving note. This revolving note matures on December 15, 2009, is annually renewable and requires monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, which was 3.19% at December 31, 2008.

In 2004, the Company entered into a Master Equipment Lease Agreement with a leasing company related to the computer hardware and software for its dental insurance administration system. The Master Equipment Lease Agreement includes a four year capital lease for computer software and implementation costs which totaled approximately $823,000. The net book value of the equipment under the capital lease is approximately $329,000 and $494,000 at December 31, 2008 and 2007, respectively. At December 31, 2008 the future required payments under the capital lease was approximately $19,000.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

12. DERIVATIVE

In 2003, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with a total notional amount of $1,500,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s risk management policy is to not enter into any trading activities related to the Agreement. The Company believes that the risk of nonperformance by the other party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement at December 31, 2008 was a liability of approximately $38,000 and is included in other payables and accruals in the accompanying consolidated balance sheet. The fair value of the Agreement at December 31, 2007 was an asset of approximately $27,000 and is included in other assets in the accompanying consolidated balance sheet. The amount included in other comprehensive loss related to the interest rate swap was $42,885, $30,096, and $3,953, net of income tax benefit of $22,093, $15,504, and $2,037 during 2008, 2007, and 2006, respectively. The agreement will terminate upon termination of the mortgage loan payable (Note 11).

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $181,000, $211,000, and $210,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

At December 31, 2008, future approximate minimum annual lease payments under non-cancelable operating leases are as follows; 2009—$175,000; 2010—$151,000, and 2011—$34,000.

Litigation—In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not reasonably predictable. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition or results of operations of the Company.

14. LEASE INCOME

In 2004, the Company began to lease space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $47,000, $58,000 and $92,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are recorded as other income in the accompanying consolidated financial statements. As of December 31, 2008, approximate future minimum annual lease income under non-cancelable leases are as follows:

Years Ending December 31
2009	$66,000
2010	51,000
2011	34,000

Total	$151,000

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

15. RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company amounted to approximately $51,000, $50,000, and $30,000 in 2008, 2007, and 2006, respectively.

16. LINES OF CREDIT

In 2006, DCP Holding Company entered into an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable based on the prime borrowing rate and was 3.25% and 7.25% at December 31, 2008 and 2007, respectively. The Company did not have any interest expense for the line of credit in 2008 or 2007 and paid $158 in 2006.

On August 13, 2008 the Company entered into an additional annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of December 31, 2008. The Company did not incur any interest expense in the 2008 period related to this line of credit.

As of December 31, 2008 and 2007, there were no amounts outstanding on either line of credit.

17. SEGMENT INFORMATION

The Company changed the composition of its reportable segments in the current year, and the amounts in the prior period financial statements relating to reportable segments have been modified to conform to the current composition of reportable segments. The modification of the reportable segments was a result of changes in the structure of the Company’s internal organization that occurred in the current year. The Company manages its business with three reportable segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the three operating segments: fully-insured dental HMO, fully-insured dental PPO and fully-insured dental indemnity products. Self-insured dental consists of two operating segments: the self-insured dental HMO and self-insured indemnity products. Corporate, all other consists primarily of certain corporate activities. After the Company assumed the underwriting risk for its fully-insured dental PPO contracts in Ohio effective June 1, 2008, the Company’s fully-insured dental PPO and fully-insured dental indemnity products were reclassified from the corporate, all other segment and aggregated with the fully-insured dental HMO product to comprise the fully-insured dental segment. The Company identified the segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information.” These segments are consistent with information used by the Chief Executive Officer (the chief decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $12,617,000, $11,798,000 and $9,561,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Listed below is financial information required for each industry segment for the years ended December 31, 2008, 2007, and 2006 (amounts in thousands):

	Fiscal Year Ended December 31, 2008			Fiscal Year Ended December 31, 2007
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$40,321	$31,576	$8,745	$39,682	$31,236	$8,446
Self-insured dental	25,451	22,014	3,437	19,768	16,916	2,852
Corporate, All Other	435	—	435	500	—	500

Total	$66,207	$53,590	12,617	$59,950	$48,152	11,798

Investment income			223			269
Other income			80			94
Insurance expense			11,946			11,244

Income before income tax			$974			$917

Total assets-corporate			$35,521			$12,285

	Fiscal Year Ended December 31, 2006
	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$37,710	$30,218	$7,492
Self-insured dental	13,485	11,808	1,677
Corporate, All Other	392	—	392

Total	$51,587	$42,026	9,561

Investment income			198
Other income			305
Insurance expense			9,875

Income before income tax			$189

Total assets-corporate			$12,799

Inter-segment revenues were not significant for 2008, 2007, or 2006. See Note 1 for a discussion of major customers—”Concentrations of Credit Risk”.

18. RELATED PARTIES

All of the Company’s Class A and Class B Redeemable Common Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers who are also shareholders submitted claims of approximately $41,666,000, $38,941,000, and $36,972,000 in 2008, 2007 and 2006, respectively. The Company had claims payable liability to related party providers of approximately $2,142,000 and $2,047,000 at December 31, 2008 and 2007, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Seven of our Board members are also participating providers and as a group received approximately $151,000, $151,000, and $160,000 in directors fees for the years ended December 31, 2008, 2007 and 2006, respectively.

19. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157. Subsequent to the adoption of SFAS No. 157, FSP No. 157-2 delayed the effective date of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis. This FSP delayed the effective date to fiscal years beginning after November 15, 2008. As amended, SFAS No. 157 provides a definition of fair value that serves to replace and unify old fair value definitions so that consistency on the definition is achieved, and the definition provided acts as a modification of the current accounting presumption that a transaction price of an asset or liability equals its initial fair value. The statement also provides a fair value hierarchy used to classify source information used in fair value measurements that places higher importance on market-based sources. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 (amounts in thousands).

	Level 1		Level 2	Total Balance
Assets
Fixed maturities (a)			$910	$910
Short-term investments (b)		$4,634	1,022	5,656
Deferred compensation investments (c)		127		127
State guarantee fund deposits (c)		248	50	298

Total		5,009	1,982	6,991

Liabilities
Interest rate swap (d)			38	38

Total	$		$38	$38

(a)	Invested in Federally-Insured certificates of deposits
(b)	Invested in Federally-Insured certificates of deposits and actively traded money market funds
(c)	Included in other assets
(d)	Included in other payables and accruals

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation investments and certain state fund guarantee fund deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and exchange-traded equity securities. The Company obtains prices from independent vendors to determine the fair value of the majority of its short-term investments and investments portfolio. The remainder of the short-term investments and investments portfolio and the remainder of the state fund guarantee deposits are fair valued using a discounted cash flow method whereby the significant observable inputs include the maturity date and the interest rate yield; such items are classified as Level 2 of the fair-value hierarchy. Examples include brokered and non-brokered certificates of deposit. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the year ended December 31, 2008, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–Including an Amendment of FASB Statement No. 115.” The Company has chosen not to elect the fair value option for any balance sheet item that has not already been measured at fair value in accordance with other generally accepted accounting principles as permitted by SFAS No. 159, “The Fair Value Option for Financial Assets”.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

20. QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2008 and 2007 is as follows (amounts in thousands, except for per share results):

	2008
	March 31	June 30	September 30	December 31	Total
Premium revenue	$15,534	$16,126	$17,513	$17,034	$66,207
Gross profit	2,612	3,109	3,355	3,541	12,617
Income (Loss) before income taxes	(457)	386	486	559	974
Net income (Loss) on redeemable common shares	(296)	250	306	355	615
Basic and dilutive earnings (loss) per redeemable common share (a)	(35.05)	29.60	36.04	42.03	72.71

	2007
	March 31	June 30	September 30	December 31	Total
Premium revenue	$14,859	$14,554	$15,074	$15,463	$59,950
Gross profit	2,715	3,198	2,454	3,431	11,798
Income (Loss) before income taxes	(258)	558	(77)	694	917
Net income (Loss) on redeemable common shares (a)	(176)	371	(53)	462	604
Basic earnings (loss) per redeemable common share (a)	(21.55)	45.45	(6.34)	54.83	72.88
Dilutive earnings (loss) per redeemable common share (a)	(21.55)	45.22	(6.34)	54.55	72.50

(a)

The sum of quarterly earnings per common share may not equal the year end earnings per common share due to rounding. There were 44 restricted share awards granted in 2007 that were not included in the dilutive earning per redeemable common share calculation in the quarterly results of operations for the three months ended March 31, 2007, September 30 2007 and March 31, 2008 as their effect would have been anti-dilutive. The restricted share awards were redeemed and shares were issued in May of 2008.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2008, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2008. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

This Annual Report Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report.

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

Information required by this Item 11 pursuant to Item 402 of Regulation S-K is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Benefits and Compensation Committee” and “Benefits and Compensation Committee Report” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2009.

In December of 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units which may be issued under this plan are 15,000 Class B Common Shares. In 2008, the directors, Named Executive Officers and other key employees were granted 408 restricted share units. As of December 31, 2008, the Company has granted a total of 906 restricted share units.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	14,094

TOTAL	—	—	14,094

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

(a) The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(3)	Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheet Information

As of December 31, 2008 and 2007

	2008	2007
ASSETS

INVESTMENTS:
Short-term investments	$492,175	$348,861
CASH AND CASH EQUIVALENTS	87,500	56,296
ACCRUED INVESTMENT INCOME	1,199	2,098
INTERCOMPANY RECEIVABLES	26,171	183,695
INTERCOMPANY NOTE RECEIVABLE	150,000	80,000
INVESTMENT IN SUBSIDIARIES	5,990,556	5,388,048
DEFERRED INCOME TAX	268,977	163,480
OTHER ASSETS	299,459	329,578

TOTAL ASSETS	$7,316,037	$6,552,056

LIABILITIES AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$985,100	$1,044,471
DEFERRED COMPENSATION	684,363	416,374

TOTAL LIABILITIES	1,669,463	1,460,845

COMMITMENTS AND CONTINGENCIES

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 630 and 653 at December 31, 2008 and 2007, respectively	423,241	392,603
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,775 and 7,815 at December 31, 2008 and 2007, respectively	5,223,333	4,698,608

Total redeemable common shares	5,646,574	5,091,211

SHAREHOLDERS’ EQUITY:
Preferred Shares; no par value, 100,000 shares authorized, none issued

TOTAL LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY	$7,316,037	$6,552,056

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations Information

For each of the Three Years in the Period ended December 31, 2008

	2008	2007	2006
REVENUES
Management fees from Subsidiaries	$7,887,668	$7,429,027	$6,477,688
Investment income	24,871	14,654
Other income	106,018	5,000

Total revenues	8,018,557	7,448,681	6,477,688

EXPENSES
Insurance expense:
Salaries and benefit expense	4,448,475	4,168,723	3,482,017
Other insurance expense	3,539,354	3,297,503	3,051,461

Total expenses	7,987,829	7,466,226	6,533,478

INCOME (LOSS) BEFORE INCOME TAX	30,728	(17,545)	(55,790)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	139,332	98,382	4,160
Deferred	(105,497)	(92,116)	(10,825)

Total	33,835	6,266	(6,665)

Loss before income of subsidiaries	(3,107)	(23,811)	(49,125)

Income of subsidiaries	618,158	628,296	152,066

NET INCOME ON REDEEMABLE COMMON SHARES	$615,051	$604,485	$102,941

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flow Information

For the Three Years in the Period ended December 31, 2008

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$615,051	$604,485	$102,941
Adjustments to reconcile net income to net cash provided by operating activities:
Income of subsidiaries	(618,158)	(628,296)	(152,066)
Deferred income taxes	(105,497)	(92,116)	(10,825)
Deferred compensation	292,956	288,704	127,670
Effects of changes in operating assets and liabilities:
Accrued investment income	899	(2,098)
Accounts receivable	157,525	(169,915)	45,225
Other assets	30,119	(146,946)	(80,430)
Other payables and accruals	(89,004)	177,470	18,030

Net cash provided by operating activities	283,891	31,288	50,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(5,973,315)	(2,458,861)
Sales of investments	5,830,000	2,110,000
Investment in subsidiaries			(25,000)

Net cash used in investing activities	(143,315)	(348,861)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of intercompany note receivable	(150,000)	(80,000)
Collection of intercompany note receivable	80,000
Repurchase of redeemable common shares	(67,550)	(62,174)	(140,567)
Issuance of redeemable common shares	28,178	265,863	35,022

Net cash (used in) provided by financing activities	(109,372)	123,689	(105,545)

INCREASE (DECREASE) IN CASH	31,204	(193,884)	(80,000)
CASH AND CASH EQUIVALENTS—Beginning of period	56,296	250,180	330,180

CASH AND CASH EQUIVALENTS—End of period	$87,500	$56,296	$250,180

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest			$158
Redeemed common shares in other payables and accruals	$97,183	$62,644	50,753
Redeemed common shares issued in lieu of cash payment of deferred compensation	24,967

SCHEDULE II—PARENT COMPANY FINANCIAL INFORMATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Parent company financial information has been derived from our consolidated financial statements and excludes the accounts of all operating subsidiaries. This information should be read in conjunction with our consolidated financial statements.

Parent company maintains its investment in all subsidiaries on the equity method. The investment in subsidiary is adjusted for the changes in other comprehensive income from the subsidiaries.

2. TRANSACTIONS WITH SUBSIDIARIES

Management Fee

Through intercompany service agreements approved, if required, by state regulatory agencies, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, investment and cash administration, marketing, legal, finance, executive management oversight and other operating expenses.

Dividends

There were no dividends declared or paid during 2008, 2007 or 2006.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2008

(amounts in thousands)

	2008	2007		2006
Deferred policy acquisition cost (a)	$1,196	$		$

Claims payable (a)	$2,631		$2,490		$3,988

Unearned premium (a)	$21,606		$666		$588

Other policy claims and benefits payable (a)	$1,695		$648		$378

Premium revenues
Fully-insured dental	$40,321		$39,682		$37,710
Self-insured dental	25,451		19,768		13,485
Corporate, All Other	435		500		392

	$66,207		$59,950		$51,587

Investment income (a)	$223		$269		$198

Future policy benefits, losses, claims and expense losses
Fully-insured dental	$31,576		$31,236		$30,218
Self-insured dental	22,014		16,916		11,808

	$53,590		$48,152		$42,026

Amortization of deferred policy acquisition cost (a)	$1,436	$		$

Other operating expense (a)	$10,510		$11,244		$9,875

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For each of the Three Years in the Period ended December 31, 2008

(amounts in thousands)

	2008	2007	2006
Gross earned premium amounts
Fully-insured dental	$40,442	$39,910	$37,723
Self-insured dental	25,451	19,768	13,485
Corporate, All Other	435	500	392

	$66,328	$60,178	$51,600

Ceded earned premium amounts to other companies
Fully-insured dental	$121	$228	$13
Self-insured dental
Corporate, All Other

	$121	$228	$13

Net earned premium amounts
Fully-insured dental	$40,321	$39,682	$37,710
Self-insured dental	25,451	19,768	13,485
Corporate, All Other	435	500	392

	$66,207	$59,950	$51,587

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

Description	Balance at beginning of period	Charged to costs and expenses	Charged to Other Accounts		Deductions	Balance at end of period
Year ended December 31, 2008:
Allowance for Uncollectible Accounts Receivable	$3,499	$33,419			$19,746	$17,172
Year ended December 31, 2007:
Allowance for Uncollectible Accounts Receivable	37,403	13,840			47,744	3,499
Year ended December 31, 2006:
Allowance for Uncollectible Accounts Receivable	83,214	10,490	$(25,058	)(a)	31,243	37,403

(a)	Allowance for receivables on acquired assets from Adenta acquisition.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 11, 2009	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting)

March 11, 2009	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 11, 2009	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 11, 2009	/s/ Roger M. Higley
Roger M. Higley
Vice Chairman of the Board of Directors

March 11, 2009	/s/ Fred J. Bronson
Fred J. Bronson
Secretary

March 11, 2009	/s/ Fred H. Peck
Fred H. Peck
Treasurer

March 11, 2009	/s/ Michael Carl
Michael Carl
Director

March 11, 2009	/s/ Jack M. Cook
Jack M. Cook
Director

March 11, 2009	/s/ Ross A. Geiger
Ross A. Geiger
Director

March 11, 2009	/s/ David A. Kreyling
David A. Kreyling
Director

March 11, 2009	/s/ James E. Kroeger
James E. Kroeger
Director

March 11, 2009	/s/ Donald J. Peak
Donald J. Peak
Director

March 11, 2009	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 11, 2009	/s/ Mark Zigoris
Mark Zigoris
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10 registration statement filed on May 1, 2006)

3.2	Amended and Restated Code of Regulations. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.1	Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2008, filed herewith

10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)

10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)

10.4	Master Equipment Lease Agreement dated October 1, 2004 between The Fifth Third Leasing Company and Dental Care Plus, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.5	Open-End Mortgage and Security Agreement dated June 12, 2003 in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.6	Assignment of Rents and Leases dated June 12, 2003 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.7	Revolving Note and Open-End Mortgage and Security Agreement dated December 18, 2008 between Dental Care Plus, Inc. and Fifth Third Bank, filed herewith

14.1	Code of Ethics for Senior Financial Officers, (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, filed herewith

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith