Form 10-Q
period 2009-03-31
DCP Holding CO
filed 2009-05-13
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-51954

DCP Holding Company

(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Crowne Point Place Sharonville, Ohio	45241
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (513) 554-1100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2009 there were 626 of the Registrant’s Class A Redeemable Common Shares outstanding and 7,755 of the Registrant’s Class B Redeemable Common Shares outstanding.

i

Item 1.	Financial Statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
INVESTMENTS:
Fixed maturities at fair value, cost of $600,000 and $900,000 at March 31, 2009 and December 31, 2008, respectively	$610,857	$909,987
Short-term investments at fair value, cost of $6,431,754 and $5,643,000 at March 31, 2009 and December 31, 2008, respectively	6,446,881	5,655,920

Total investments	7,057,738	6,565,907

CASH AND CASH EQUIVALENTS	1,800,558	2,527,946

ACCRUED INVESTMENT INCOME	17,647	21,384

ACCOUNTS RECEIVABLE, net of allowance of $18,919 and $17,172 at March 31, 2009 and December 31, 2008, respectively	537,415	455,626

UNBILLED ACCOUNTS RECEIVABLE (Note 2)	32,419,665	20,845,634

DEFERRED ACQUISITION COSTS (Note 2)	1,959,717	1,196,060

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $1,915,127 and $1,805,789 at March 31, 2009 and December 31, 2008, respectively	2,724,157	2,833,495

INTANGIBLE ASSETS, net of accumulated amortization of $70,654 and $66,817 at March 31, 2009 and December 31, 2008, respectively	169,346	173,183

GOODWILL	136,355	136,355

DEFERRED INCOME TAX	144,599	145,588

OTHER ASSETS	780,425	620,132

TOTAL ASSETS	$47,747,622	$35,521,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$2,503,884	$2,631,070

UNEARNED PREMIUM REVENUE (Note 2)	33,561,747	21,605,647

OTHER PAYABLES AND ACCRUALS	3,704,745	3,164,403

REVOLVING NOTE	630,000	630,000

MORTGAGE LOAN PAYABLE	1,110,000	1,140,000

CAPITAL LEASE OBLIGATION		19,253

DEFERRED COMPENSATION	756,993	684,363

TOTAL LIABILITIES	42,267,369	29,874,736

REDEEMABLE COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 626 and 630 at March 31, 2009 and December 31, 2008, respectively	409,335	423,241
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,755 and 7,775 at March 31, 2009 and December 31, 2008, respectively	5,070,918	5,223,333

Total redeemable common shares	5,480,253	5,646,574

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 100,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE COMMON SHARES AND SHAREHOLDERS’ EQUITY	$47,747,622	$35,521,310

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
REVENUES
Premium revenue	$17,400,531	$15,534,196
Investment income	35,072	65,790
Other income	21,667	13,739

Total revenues	17,457,270	15,613,725

EXPENSES
Healthcare services expense	14,577,140	12,921,998

Insurance expense:
Salaries and benefit expense	1,181,348	1,112,449
Commission expense and other acquisition costs	714,513	661,237
Other insurance expense	1,219,714	1,374,537

Total insurance expense	3,115,575	3,148,223

Total expenses	17,692,715	16,070,221

LOSS BEFORE INCOME TAX	(235,445)	(456,496)

INCOME TAX BENEFIT	(83,328)	(160,412)

LOSS ON REDEEMABLE COMMON SHARES	$(152,117)	$(296,084)

BASIC LOSS PER REDEEMABLE COMMON SHARE	$(18.14)	$(35.05)

DILUTED LOSS PER REDEEMABLE COMMON SHARE	$(18.14)	$(35.05)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND REDEEMABLE COMMON SHARES

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (Unaudited)

	Redeemable Common Shares				Shareholder’s Equity
	Class A		Class B				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total		Comprehensive Income (Loss)
BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333

Net loss						$(152,117)				$(152,117)	$(152,117)
Change in fair value of interest rate swap (net of income tax of $141)								$274		274	274
Unrealized gain on investments (net of income tax of $848)								1,646		1,646	1,646

Total comprehensive income											$(150,197)

Class A Common Shares exchanged for Class B Common Shares	(2)	(1,358)	2	1,358
Common shares redeemed or repurchased	(2)	(1,344)	(22)	(14,780)
Dilution of common shares to redemption value		(11,204)		(138,993)		152,117		(1,920)		150,197

BALANCE—MARCH 31, 2009	626	$409,335	7,755	$5,070,918	$		$		$

	Redeemable Common Shares				Shareholder’s Equity
	Class A		Class B				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total		Comprehensive Income (Loss)
BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608

Net loss						$(296,084)				$(296,084)	$(296,084)
Change in fair value of interest rate swap (net of income tax benefit of $11,006)								$(21,366)		(21,366)	(21,366)
Unrealized gain on investments (net of income tax of $10,152)								19,706		19,706	19,706

Total comprehensive income											$(297,744)

Common shares redeemed or repurchased	(3)	(1,791)	(33)	(19,706)
Dilution of common shares to redemption value		(22,911)		(274,833)		296,084		1,660		297,744

BALANCE—MARCH 31, 2008	650	$367,901	7,782	$4,404,069	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable common shares	$(152,117)	$(296,084)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	113,175	100,599
Deferred compensation	72,630	47,151
Effects of changes in operating assets and liabilities:
Accrued investment income	3,737	8,941
Accounts receivable	(81,789)	209,780
Unbilled accounts receivable	(11,574,031)
Reinsurance recoverable on paid losses		(10,318)
Deferred acquisition costs	(763,657)
Other assets	(160,876)	(123,166)
Claims payable	(127,186)	(436,318)
Unearned premium revenue	11,956,100	108,537
Other payables and accruals	555,536	(101,716)

Net cash used in operating activities	(158,478)	(492,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment		(64,599)
Purchases of investments	(3,887,124)	(5,671,225)
Sales and maturities of investments	3,398,370	5,957,151

Net cash provided by (used in) investing activities	(488,754)	221,327

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(30,000)	(30,000)
Repayment of capital lease	(19,253)	(54,643)
Repurchase of redeemable common shares	(30,903)

Net cash used in financing activities	(80,156)	(84,643)

DECREASE IN CASH AND CASH EQUIVALENTS	(727,388)	(355,910)

CASH AND CASH EQUIVALENTS—Beginning of period	2,527,946	2,262,888

CASH AND CASH EQUIVALENTS—End of period	$1,800,558	$1,906,978

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$15,000	$19,210
Cash paid for income taxes	216,000	65,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other payables and accruals	$16,124	$21,497

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2009 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2008 financial statements and notes thereto as included in the DCP Holding Company Form 10-K filed with the Commission on March 17, 2009. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accuracy of some estimated amounts is dependent upon facts that will exist or calculations that will be made at year end. Examples of such estimates include changes in claims payable, deferred tax accounts, deferred acquisition costs, and accrued expenses, among others. Any adjustments related to such estimates during the fiscal quarter were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue were approximately $33,562,000 and $21,606,000 at March 31, 2009 and December 31, 2008, respectively. The unearned premium revenue related to the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable were approximately $32,420,000 and $20,845,000 at March 31, 2009 and December 31, 2008, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,142,000 and $761,000 at March 31, 2009 and December 31, 2008, respectively. Management has determined that as of March 31, 2009 and December 31, 2008, respectively, no premium deficiency reserve is required.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally, to self-insured groups. Self-insured premium revenue is based on the funded claims for self-insured members in accordance with agreements with self-insured employers. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. As self-insured claims are funded by self-insured employers in accordance with their contracts, self-insured premium revenue is recorded and is included in premium revenue in the accompanying condensed consolidated statements of operations.

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

Healthcare Service Expense— The Company compensates its providers based on agreed-upon fees for various services. With respect to the dental HMO product, the Company generally retains 10% of these fees (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare service expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of operations. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

The cost of healthcare services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreements.

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

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company began deferring policy acquisition costs and amortizing them over the estimated life of the contracts, which are generally short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $1,424,000 and amortized approximately $660,000 of these capitalized costs for the three months ended March 31, 2009. These amounts are recorded in commission expense and other acquisition costs included in the Condensed Consolidated Statements of Operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirement to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash flows. This statement encourages but does not require comparative disclosures for earlier periods upon initial adoption. The effective date of SFAS 161 is the Company’s fiscal year beginning on or after January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 142-3 did not have a material impact on the Company’s useful lives of intangible assets.

In April 2009, the FASB issued FSP 107-1/Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1/APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB 28, “Interim Financial Reporting.” FSP 107-1/APB28-1 extends the disclosure of SFAS No. 107 to interim financial statements. FSP 107-1/APB 28-1 is effective for interim periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the enhanced disclosure requirements around the fair value of financial instruments and does not anticipate a material impact on the Company’s consolidated financial position or results of operations. The Company will adopt FSP 107-1/APB28-1 for the period ending June 30, 2009.

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 revised the guidance for determining whether an impairment is other-than-temporary for debt securities, requires bifurcation of any other-than-temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other-than-temporary impairment of debt and equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is evaluating the revised guidance and enhanced disclosure requirements around other-than-temporary impairment and does not anticipate a material impact on the Company’s consolidated financial position or results of operations. The Company will adopt FSP 115-2 for the period ending June 30, 2009.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 is an amendment of SFAS No. 157, “Fair Value Measurements.” FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. FSB 157-4 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods after March 15, 2009. The Company is evaluating the revised guidance and enhanced disclosure requirements around fair value of financial instruments and does not anticipate a material impact on the Company’s consolidated financial position or results of operations. The Company will adopt FSP 157-4 for the period ending June 30, 2009.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $32,000 and $33,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2009 and 2008, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in phantom shares of the Company. The Plans also provide for the directors and key employees to receive awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees. The only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded on a straight-line basis during the applicable vesting period. For the three months ended March 31, 2009 and 2008, respectively, the Company recorded deferred compensation expense of approximately $70,000 and $58,000 related to deferred share awards and the change in the value of phantom shares. As of March 31, 2009 there is approximately $364,000 of total unrecognized compensation cost related to non-vested award compensation under the Plan. That cost is expected to be recognized over a weighted average period of 1.6 years.

The expected fair value of the awards are calculated by applying the three year annual historical average growth rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three months ended March 31, 2009 and 2008 were $801 and $680, respectively. There was no vesting of awards for the three months ended March 31, 2009 and 2008.

The following is a summary of activity of non-vested awards for the three months ended March 31, 2009:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2009			134.2	$705

Granted	324.0	$753	80.0	998
Vested

Non-vested awards at March 31, 2009	324.0	$753	214.2	$815

5.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of loss per redeemable common share was as follows for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 30,
	2009	2008
Net loss dilutive to redeemable common shareholders	$(152,117)	$(296,084)

Weighted average outstanding redeemable common shares used to compute basic loss per redeemable common share	8,386	8,448

Weighted average outstanding redeemable common shares used to compute diluted loss per redeemable common share	8,386	8,448

Basic loss per redeemable common share	$(18.14)	$(35.05)

Diluted loss per redeemable common share	$(18.14)	$(35.05)

There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the three months ended March 31, 2009 and 2008.

6.	SEGMENT INFORMATION

The Company manages its business with three reportable segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO, self-insured PPO and self-insured indemnity products. Corporate, all other consists primarily of certain corporate activities. The Company identifies the segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” These segments are consistent with information used by the Chief Executive Officer (the chief decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $2,824,000 and $2,612,000 for the three months ended March 31, 2009 and 2008, respectively.

Listed below is financial information required to be reported for each industry segment for the three months ended March 31, 2009 and 2008 (amounts in thousands):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$11,134	$9,260	$1,874	$9,387	$7,781	$1,606
Self-insured dental	6,163	5,317	846	6,010	5,141	869
Corporate, All Other	104	—	104	137	—	137

Total	$17,401	$14,577	2,824	$15,534	$12,922	2,612

Investment income			35			66
Other income			22			14

Insurance expense			3,116			3,148

Income (loss) before income tax			$(235)			$(456)

Total assets-corporate			$47,748			$11,526

Inter-segment revenues were not significant for the three months ended March 31, 2009 and 2008.

7.	FAIR VALUE MEASUREMENTS

In accordance with SFAS No. 157 “Fair Value Measurements” as amended, the Company classified the assets and liabilities that require measurement of fair value on a recurring basis based on the priority of the observable and market-based sources of data into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company has not changed its valuation techniques from December 31, 2008. The three levels of the fair value hierarchy defined by SFAS No. 157 are as follows:

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

The following table presents for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2009 (amounts in thousands):

	Level 1		Level 2	Total Balance
Assets
Fixed maturities (a)			$611	$611
Short-term investments (b)		$5,223	1,224	6,447
Deferred compensation investments (c)		134		134
State guarantee fund deposits (c)		248	50	298

Total		$5,605	$1,885	$7,490

Liabilities
Interest rate swap (d)			$38	$38

Total	$		$38	$38

(a)	Invested in Federally-Insured certificates of deposits
(b)	Invested in Federally-Insured certificates of deposits and actively traded money market funds
(c)	Included in other assets
(d)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the three months ended March 31, 2009, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

8.	SUBSEQUENT EVENT

Effective April 1, 2009, the Company began offering up to 200 Class A Redeemable Common Shares and up to 2,000 Class B Redeemable Common Shares to eligible investors through an exempt private placement. In addition, effective April 1, 2009, the Company began offering up to 5,000 of the Redeemable Provider Preferred Shares-Series 2009 approved by the Company Board of Directors in March of 2009 to eligible investors also through an exempt private placement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the

Company’s Form 10-K for the fiscal year ended December 31, 2008. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of March 31, 2009, we had approximately 262,100 members in our dental and vision benefit programs with approximately 2,241 dentists participating in our networks of providers.

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and Corporate, All Other. Corporate, All Other consists primarily of certain corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups. We identified our segments in accordance with SFAS No. 131 which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of customer groups and pricing, benefits and underwriting requirements.

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

Strategy

Our profitability strategy focuses on providing solutions for employers to the rising cost of dental care through leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices than only our dental HMO plans. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. While we expect our dental PPO and indemnity products to be important components of growth in the years ahead, we expect to migrate a substantial number of members from those products to our flagship Dental Care Plus (“DCP”) HMO products that have a broad provider network.

In our original eight county service area, our non-exclusive dental HMO provider network includes approximately 93% of the dental providers in the market. In that market our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

Highlights

•	We had a net loss of approximately $(152,000) for the three months ended March 31, 2009 compared to a net loss of approximately $(296,000) for the three months ended March 31, 2008.

•

Our dental and vision product membership decreased by approximately 5,700 members, or 2.1%, from approximately 267,800 members at December 31, 2008 to approximately 262,100 members at March 31, 2009. This membership decrease is due one large self-insured employer group whose contract did not renew effective January 1, 2009, with approximately 15,700 members, which was offset by an increase in fully-insured dental membership of approximately 6,800 members, an increase in other self-insured membership of approximately 1,300 members, and an increase in corporate, all other membership of approximately 1,900 members. Our membership at March 31, 2009 includes approximately 27,200 members from sales related to our DentaSelect dental PPO offering.

Comparison of Results of Operations

The following summarizes our results of operations for the three months ended March 31, 2009, or the 2009 quarter and the three months ended March 31, 2008, or the 2008 quarter.

The following table presents membership and financial data for our three segments (dollar amounts in thousands):

	As of March 31, 2009	As of March 31, 2008	Change
Membership:
Fully-insured dental	161,800	138,600	16.7%
Self-insured dental	83,700	93,100	(10.1)%
Corporate, all other	16,600	21,800	(23.9)%

Total membership	262,100	253,500	3.4%

	Three months ended March 31, 2009	Three months ended March 31, 2008	Change
Premium revenue:
Fully-insured dental	$11,134	$9,387	18.6%
Self-insured dental	6,163	6,010	2.5%
Corporate, All Other	104	137	(24.1)%

Total premium revenue	17,401	15,534	12.0%

Investment income:
Corporate, All Other	35	66	(47.0)%

Other income:
Corporate, All Other	22	14	57.1%

Total revenue	17,458	15,614	11.8%

Healthcare service expense:
Fully-insured dental	9,260	7,781	19.0%
Self-insured dental	5,317	5,141	3.4%
Corporate, All Other	—	—	0.0%

Total healthcare service expense	14,577	12,922	12.8%

Insurance expense:
Corporate, All Other	3,116	3,148	(1.0)%

Income tax benefit:
Corporate, All Other	83	160	(48.1)%

Net Loss	$152	$296	(48.6)%

Summary

Net loss on Redeemable Common Shares decreased by $144,000, from a net loss of approximately $296,000 in the 2008 quarter to a net loss of approximately $152,000 in the 2009 quarter. Basic losses on Redeemable Common Shares decreased from $35.05 per Redeemable Common share in the 2008 quarter to $18.14 per Redeemable Common Share in the 2009 quarter. The decrease in the net loss was primarily due to a decrease in the ratio of insurance expense to premium revenue or “expense ratio” from 20.3% in the 2008 quarter to 17.9% in the 2009 quarter. This expense ratio decrease was primarily due to maintaining insurance expenses at a level in the 2009 quarter comparable to the 2008 quarter while increasing total premium revenue by approximately 12.0%, from approximately $15.5 million in the 2008 quarter to approximately $17.4 million in the 2009 quarter.

While total revenue less healthcare services expense for the 2009 quarter increased by $189,000 as compared to the 2008 quarter, insurance expense decreased by $32,000, from $3,148,000 for the 2008 quarter to $3,116,000 for the 2009 quarter. This decrease is primarily attributable to lower advertising expense, lower professional consulting expenses and capitalization of deferred policy acquisition costs in excess of the amortization of these costs, offset by higher broker commission expense, higher salary and benefits costs, and higher premium taxes associated with increased premiums.

Membership

Our fully-insured dental membership increased by approximately 23,200 members in the three months ended March 31, 2009 as compared to March 31, 2008. This membership increase is primarily attributable to an increase of approximately 4,100 fully-insured dental HMO members, an increase of approximately 18,700 fully-insured dental PPO members, and an increase of approximately 300 fully-insured dental indemnity members underwritten by DCP. The increase in fully-insured dental HMO membership of 4,100 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 11,900 members offset by the loss of approximately 4,800 members in employer groups that did not renew with the Company and an additional contraction of 3,000 members from existing employer groups. The increase in fully-insured dental PPO membership is due to new sales in the Dayton and Louisville markets of approximately 10,200 members and the conversion of approximately 8,500 members from a third-party insurance carrier that are now underwritten by DCP.

Our self-insured dental membership decreased by approximately 9,400 members in the three months ended March 31, 2009. This decrease is primarily due to one large self-insured employer group whose contract did not renew effective January 1, 2009, representing approximately 15,700 members effective January 1, 2009 offset by an increase in self-insured membership of 6,300 members attributable to new sales.

Our Corporate, All Other membership decreased by approximately 5,200 members in the three months ended March 31, 2009. The decrease is primarily due to the shift of approximately 8,500 members from our dental indemnity members underwritten by a third-party insurance carrier to a fully-insured product underwritten by DCP, which were offset by an increase in our vision plan membership of approximately 3,200 members.

Revenue

Fully-insured dental premium revenue for the 2009 quarter increased by approximately $1,747,000. An increase in fully-insured membership volume in the 2009 quarter resulted in an increase in fully-insured dental premiums of approximately $1,610,000. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $136,000 in fully-insured dental premium revenue.

Total self-insured dental revenue for the 2009 quarter increased approximately $153,000. The decrease in self-insured claims revenue is primarily due to the decrease of approximately $1,257,000 related to the loss of the member month volume associated with the loss of the large employer group discussed above. This decrease in self-insured claim revenue was offset by an increase of approximately $653,000 related to new self-insured sales and by an increase of approximately $757,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2009 quarter increased approximately $178,000, or 3.1%, from approximately $5,682,000 in the 2008 quarter to approximately $5,860,000 in the 2009 quarter. The decrease in self-insured claims revenue is primarily due to the decrease of approximately $1,188,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured claim revenue was offset by an increase of approximately $617,000 related to new self-insured sales and by an increase of approximately $749,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract.

Self-Insured ASO Fees - Self-insured ASO fees for the 2009 quarter decreased approximately $25,000, or 7.6%, from approximately $328,000 in the 2008 quarter to approximately $303,000 in the 2009 quarter. This decrease is primarily attributable to the decrease of approximately $69,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $36,000 related to new self-insured sales and an increase of approximately $8,000 related to a small increase in average self-insured ASO fee rates. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, all other premium revenue is primarily derived from the dental indemnity product, the dental PPO product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue decreased by approximately $33,000 in the 2009 quarter. This revenue decrease is primarily due to the fact that most of our Ohio dental PPO transitioned out of the corporate, all other segment and is now underwritten by DCP effective June 1, 2008, which is now included in fully-insured dental premium revenue.

Investment Income

Investment income for the 2009 quarter decreased approximately $31,000. This decrease is attributable to a decrease in prevailing interest rates on our certificates of deposit and money market funds in the 2009 quarter as compared to the 2008 quarter.

Other Income

Other income for the 2009 quarter increased approximately $8,000. Dental provider network leasing revenue decreased by $5,000, or 83.3%, from approximately $6,000 in the 2008 quarter to approximately $1,000 in the 2009 quarter. The rental revenue earned from leasing a portion of the office building owned by our subsidiary, Dental Care Plus increased by approximately $12,000, or 150.0%, from approximately $8,000 in the 2008 quarter to approximately $20,000 in the 2009 quarter.

Healthcare Service Expense

Fully-insured dental healthcare services expense for the 2009 quarter increased approximately $1,479,000. An increase in fully-insured membership volume of 16.7% in the 2009 quarter resulted in an increase in fully-insured dental healthcare services expense of approximately $1,335,000. An increase in fully-insured dental healthcare services expense of approximately $144,000 is the result of a 1.6% increase in fully-insured dental healthcare services expense on a per member per month basis compared to the 2008 quarter. This increase is primarily due to higher dental service utilization by fully-insured dental members in the 2009 quarter compared to the 2008 quarter.

Self-insured dental healthcare services expense for the 2009 quarter increased approximately $176,000. The decrease in self-insured healthcare service expense is primarily due to the decrease of approximately $1,074,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured healthcare service expense was offset by an increase of approximately $557,000 related to new self-insured sales and by an increase of approximately $693,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract.

Corporate, All Other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2009 quarter decreased approximately $32,000. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.9% for the 2009 quarter compared to 20.3% for the 2008 quarter.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate to the year to date pretax income or loss. Our estimated income tax benefit for the 2009 quarter was approximately $83,000 with an effective tax rate of 35.4%. Our estimated income tax benefit for the 2008 quarter was approximately $160,000 with an effective tax rate of approximately 35.1%. The difference between the effective tax rate for the 2009 quarter compared to the 2008 quarter is due to the impact of slightly higher state and local taxes.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Because premiums are collected in advance of claims payments, our business normally produces positive cash flows during a period of increasing enrollment. Conversely, cash flows would normally be negatively affected during a period of shrinking enrollment.

Cash decreased approximately $727,000, or 28.8%, during the 2009 quarter to approximately $1,801,000 from $2,528,000 as of December 31, 2008. The change in cash for the 2009 and 2008 periods is summarized as follows (in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008
Net cash used in operating activities	$(158)	$(492)
Net cash provided by (used in) investing activities	(489)	221
Net cash used in financing activities	(80)	(85)

Decrease in cash	$(727)	$(356)

Cash Flow from Operating Activities

In the three months ended March 31, 2009, approximately $158,000 of cash was used in operating activities. Non-cash depreciation and amortization expense was approximately $113,000 in the 2009 quarter compared to approximately $101,000 in the 2008 quarter. In addition, approximately $216,000 of cash was used related to income taxes in the 2009 quarter compared to approximately $65,000 in the 2008 quarter.

In the 2009 period, accounts receivable increased by approximately $82,000 due to our growth in fully-insured premium revenue on a monthly basis. Our claims payable liability decreased by approximately $127,000 in the 2009 quarter, from approximately $2,631,000 at December 31, 2008 to approximately $2,504,000 at March 31, 2009. This decrease is primarily due to the payment of provider withhold return of $464,000 in March of 2009 that was approved by the Board of Directors in December of 2008, offset by an increase in the claims payable liability associated with the growth in the fully-insured dental HMO and PPO products. The increase in our unearned premium liability of approximately $12.0 million, from approximately $21.6 million at December 31, 2008 to approximately $33.6 million at March 31, 2009 and the increase in unbilled accounts receivable of approximately $11.6 million from $20.8 million December 31, 2008 to approximately $32.4 million at March 31, 2009 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2009. Deferred acquisition costs increased by approximately $764,000, and other payables and accruals expenses increased by approximately $556,000 in the 2009 quarter primarily due to an increase in accrued expenses for broker commissions and premium taxes related to the renewal of a large portion of our fully-insured employer group contracts that are non-cancelable by DCP in the first quarter of 2009. The remaining effects of changes in operating assets and liabilities represent fluctuations in these assets and liabilities are not unusual and are consistent with the 2008 quarter.

Cash Flow from Investing Activities

In the three months ended March 31, 2009, we made no investments in building improvements, furniture and fixtures and computer equipment. During the 2009 quarter, we made purchases totaling approximately $3.9 million of certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2009 quarter, we had certificate of deposit maturities and institutional money market sales to pay current obligations that together totaled approximately $3.4 million.

Cash Flow from Financing Activities

In the three months ended March 31, 2009, we made the scheduled principal payments of approximately $30,000 related to our office building mortgage and approximately $19,000 related to our capital lease financing for our dental administration system. During the 2009 quarter we repurchased Redeemable Common Shares with a value of approximately $31,000. We have received Common Share redemptions totaling approximately $16,000 that will be paid in future periods.

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

In the 2009 quarter, we paid $464,000 to participating providers that was authorized by the Board in December of 2008. In the 2008 quarter, we paid $650,000 to participating providers that was authorized by the Board in December of 2007.

Financial Condition

Our consolidated cash and short-term investments were approximately $8.2 million as of March 31, 2009 and approximately $8.2 million as of December 31, 2008. Based on total expenses for the three months ended March 31, 2009, we estimate that we had approximately 42 days of cash and short-term investments on hand at March 31, 2009.

Our cash and short-term investments totaled approximately $8.2 million at March 31, 2009 due to the fact that the decrease in cash of approximately $727,000 during the 2009 quarter was offset by an increase in short-term investment of approximately $791,000 during the 2009 quarter. This increase in short-term investment was partially due to a shift of investments from long-term investments to short-term investments during this period and partially due to an increase in cash that was invested in our money market mutual fund. We expect to generate positive cash flow from operations during the balance of 2009.

On January 3, 2006, we entered into an agreement with a commercial bank for a $500,000 renewable working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of March 31, 2009. The Company incurred no interest expense in 2008 or the 2009 quarter related to this line of credit. As of March 31, 2009, there was no amount outstanding on this line of credit. On August 13, 2008 we entered into an agreement with a commercial bank for a $1,000,000 renewable working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of March 31, 2009. The Company incurred no interest expense in the 2009 quarter related to this line of credit. As of March 31, 2009, there was no amount outstanding on this line of credit.

Together, we believe our premium revenues, cash, short-term investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare service expense, building mortgage, and our operating leases and other commitments. In the long-term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

Risk-Based Capital

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2008, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

At March 31, 2009 and December 31, 2008, respectively, our investment portfolio consisted of approximately $5,223,000 and $4,634,000 of institutional money market funds. The remaining amount of approximately $1,835,000 and $1,932,000 at March 31, 2009 and December 31, 2008, respectively consisted investments in FDIC-insured bank certificates of deposit, U.S. Treasury securities and U.S. government security mutual funds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $12,200 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $9,300 increase in fair value. The certificates of deposit with a cost of $1,809,000 at March 31, 2009 and $1,932,000 at December 31, 2008 are all classified as available-for-sale.

At March 31, 2009 and December 31, 2008, we had a mortgage note with a bank with an outstanding principal balance of $1,110,000 and $1,140,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At March 31, 2009 and December 31, 2008, we had a revolving note with a commercial bank with an outstanding principal balance of $630,000 and $630,000, respectively, with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

There have been no material changes in our exposures to market risk for the quarter ended March 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2008 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no additional unregistered sales of equity securities in the quarter ended March 31, 2009.

We repurchased and retired 2 Class A Redeemable Common Share and 22 Class B Redeemable Common Shares during the three months ended March 31, 2009 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2009	2	(a)	22	(a)	$671.81	0	N/A
February 1 – February 28, 2009	0		0		0	0	N/A
March 1 – March 31, 2009	0		0		0	0	N/A

(a)	Repurchased from provider shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits
31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

May 13, 2009	By:	/s/ Anthony A. Cook
Anthony A. Cook
President and Chief Executive Officer
(Principal Executive Officer)

May 13, 2009	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Item
31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002