Form 10-Q
period 2009-06-30
DCP Holding CO
filed 2009-08-12
CIK 1361025

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009 there were 622 of the Registrant’s Class A Redeemable Common Shares outstanding , 7,641 of the Registrant’s Class B Redeemable Common Shares outstanding and 225 of the Registrant’s Provider Preferred-2009 Series Redeemable Preferred Shares.

i

Item 1.	Financial Statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
INVESTMENTS:
Fixed maturities at fair value, cost of $700,000 and $900,000 at June 30, 2009 and December 31, 2008, respectively	$701,036	$909,987
Short-term investments at fair value, cost of $5,101,624 and $5,643,000 at June 30, 2009 and December 31, 2008, respectively	5,117,609	5,655,920

Total investments	5,818,645	6,565,907
CASH AND CASH EQUIVALENTS	2,162,175	2,527,946
ACCRUED INVESTMENT INCOME	10,676	21,384
ACCOUNTS RECEIVABLE, net of allowance of $30,495 and $17,172 at June 30, 2009 and December 31, 2008, respectively	364,501	455,626
UNBILLED ACCOUNTS RECEIVABLE (Note 2)	27,716,401	20,845,634
DEFERRED ACQUISITION COSTS (Note 2)	1,690,204	1,196,060
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,022,826 and $1,805,789 at June 30, 2009 and December 31, 2008, respectively	2,661,359	2,833,495
INTANGIBLE ASSETS, net of accumulated amortization of $74,491 and $66,817 at June 30, 2009 and December 31, 2008, respectively	165,509	173,183
GOODWILL	136,355	136,355
DEFERRED INCOME TAX	144,292	145,588
OTHER ASSETS	844,174	620,132

TOTAL ASSETS	$41,714,291	$35,521,310

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$1,770,981	$2,631,070
UNEARNED PREMIUM REVENUE (Note 2)	28,709,012	21,605,647
OTHER PAYABLES AND ACCRUALS	3,097,147	3,164,403
REVOLVING NOTE	630,000	630,000
MORTGAGE LOAN PAYABLE	1,080,000	1,140,000
CAPITAL LEASE OBLIGATION		19,253
DEFERRED COMPENSATION	831,351	684,363

TOTAL LIABILITIES	36,118,491	29,874,736

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value—authorized, 5,000 shares; issued and outstanding, 225 and zero at June 30, 2009 and December 31, 2008, respectively	147,001
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 622 and 630 at June 30, 2009 and December 31, 2008, respectively	410,160	423,241
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,641 and 7,775 at June 30, 2009 and December 31, 2008, respectively	5,038,639	5,223,333

Total redeemable preferred and common shares	5,595,800	5,646,574

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 95,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$41,714,291	$35,521,310

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES
Premium revenue	$17,609,699	$16,126,075	$35,010,230	$31,660,271
Investment income	28,143	52,083	63,215	117,873
Other income	16,733	12,196	38,401	25,935

Total revenues	17,654,575	16,190,354	35,111,846	31,804,079

EXPENSES
Healthcare services expense	14,445,952	13,016,785	29,023,092	25,938,783

Insurance expense:
Salaries and benefit expense	1,123,658	1,076,868	2,305,006	2,189,317
Commission expense and other acquisition costs	823,518	606,041	1,538,030	1,267,278
Other insurance expense	1,179,617	1,104,699	2,399,333	2,479,236

Total insurance expense	3,126,793	2,787,608	6,242,369	5,935,831

Total expenses	17,572,745	15,804,393	35,265,461	31,874,614

INCOME (LOSS) BEFORE INCOME TAX	81,830	385,961	(153,615)	(70,535)

INCOME TAX EXPENSE (BENEFIT)	28,821	135,626	(54,507)	(24,786)

INCOME (LOSS) ON REDEEMABLE SHARES	$53,009	$250,335	$(99,108)	$(45,749)

BASIC AND DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$6.21	$29.60	$(12.03)	$(5.41)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (Unaudited)

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss								$(99,108)				$(99,108)	$(99,108)
Change in fair value of interest rate swap (net of income tax of $4,949)										$9,581		9,581	9,581
Unrealized loss on investments (net of income tax benefit of $3,703)										(7,092)		(7,092)	(7,092)

Total comprehensive loss													$(96,619)

Redeemable Shares issued, net of issuance cost			30	18,066	225	$140,024						—

Class A Common Shares exchanged for Class B Common Shares	(3)	(2,012)	3	2,012

Redeemable Shares repurchased	(5)	(3,305)	(167)	(108,940)
Accretion (dilution) of shares to redemption value		(7,764)		(95,832)		6,977		99,108		(2,489)		96,619

BALANCE—JUNE 30, 2009	622	$410,160	7,641	$5,038,639	225	$147,001	$		$		$

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608
Net loss								$(45,749)				$(45,749)	$(45,749)
Change in fair value of interest rate swap (net of income tax benefit of $2,428)										$(4,714)		(4,714)	(4,714)
Unrealized gain on investments (net of income tax of $5,785)										11,228		11,228	11,228

Total comprehensive loss													$(39,235)

Redeemable Shares issued			93	53,145
Class A Common Shares exchanged for Class B Commons Shares	(3)	(1,698)	3	1,698
Redeemable Shares repurchased	(4)	(2,367)	(44)	(26,037)
Dilution of shares to redemption value		(3,297)		(35,938)				45,749		(6,514)		39,235

BALANCE—JUNE 30, 2008	646	$385,241	7,867	$4,691,476		$	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable shares	$(99,108)	$(45,749)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	224,711	210,559
Deferred compensation	146,988	125,642
Effects of changes in operating assets and liabilities:
Accrued investment income	10,708	14,056
Accounts receivable	91,125	109,733
Unbilled accounts receivable	(6,870,767)	(26,737,274)
Reinsurance recoverable on paid losses		(9,480)
Deferred acquisition costs	(494,144)	(1,340,562)
Other assets	(228,900)	861
Claims payable	(860,089)	(249,895)
Unearned premium revenue	7,103,365	26,955,282
Other payables and accruals	(54,314)	972,786

Net cash provided by (used in) operating activities	(1,030,425)	5,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(8,278,383)	(8,914,803)
Sales and maturities of investments	9,019,758	9,025,132
Acquisition of property and equipment	(44,916)	(246,767)

Net cash provided by (used in) investing activities	696,459	(136,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(60,000)	(60,000)
Repayment of capital lease	(19,253)	(110,119)
Repurchase of redeemable shares	(110,642)	(19,366)
Redeemable shares issued	165,115	28,178
Issuance cost for redeemable shares	(7,025)

Net cash used in financing activities	(31,805)	(161,307)

DECREASE IN CASH AND CASH EQUIVALENTS	(365,771)	(291,786)

CASH AND CASH EQUIVALENTS—Beginning of period	2,527,946	2,262,888

CASH AND CASH EQUIVALENTS—End of period	$2,162,175	$1,971,102

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$31,000	$37,544
Cash paid for income taxes	296,000	65,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other payables and accruals	$39,659	$9,038
Redeemable common shares issued in lieu of cash payment of compensation		24,967

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2009 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2008 financial statements and notes thereto as included in the DCP Holding Company Form 10-K for the year ended December 31, 2008 filed with the Commission on March 17, 2009. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008. While management believes that the procedures followed in preparation of interim financial information are reasonable the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, and accrued expenses, among others. Actual results could differ from these estimates. Any adjustments related to such estimates during the fiscal quarter were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue was approximately $28,709,000 and $21,606,000 at June 30, 2009 and December 31, 2008, respectively. The unearned premium revenue related to the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable were approximately $27,716,000 and $20,845,000 at June 30, 2009 and December 31, 2008, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $993,000 and $761,000 at June 30, 2009 and December 31, 2008, respectively. Management has determined that as of June 30, 2009 and December 31, 2008, respectively, no premium deficiency reserve is required.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally, to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. Consistent with the provisions of Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal Versus Net as an Agent,” the Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of operations.

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

Healthcare Services Expense— The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of operations. Under the terms of the Company’s provider agreement, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

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

Each year the Board evaluates the performance of the dental HMO plan, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors affecting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company began deferring policy acquisition costs and amortizing them over the estimated life of the contracts, which are generally short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $409,000 and $1,663,000 and amortized approximately $679,000 and $322,000 of capitalized costs for the three months ended June 30, 2009 and 2008, respectively, and capitalized $1,833,000 and $1,663,000 and amortized approximately $1,339,000 and $322,000 for the six months ended June 30, 2009 and 2008, respectively. These amounts are recorded in commission expense and other acquisition costs included in the Condensed Consolidated Statements of Operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The adoption of SFAS No. 141(R) did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for noncontrolling (minority) interests in consolidated financial statements, including the requirement to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133.” SFAS No. 161 requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash flows. This statement encourages but does not require comparative disclosures for earlier periods upon initial adoption. The effective date of SFAS 161 is the Company’s fiscal year beginning on or after January 1, 2009. The adoption of SFAS No. 161 did not have a material effect on the Company’s disclosures.

In April 2008, the FASB issued FASB Staff Position (“FSP”) 142-3, “Determination of the Useful Lives of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset. This FSP is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 142-3 did not have a material effect on the Company’s useful lives of intangible assets and on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP 107-1/Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP 107-1/APB 28-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB 28, “Interim Financial Reporting.” FSP 107-1/APB28-1 extends the disclosure of SFAS No. 107 to interim financial statements. FSP 107-1/APB 28-1 is effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1/APB28-1 and the required disclosure is included in Fair Value Measurements (Note 8).

In April 2009, the FASB issued FSP 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP 115-2 revised the guidance for determining whether an impairment is other-than-temporary for debt securities, requires bifurcation of any other-than-temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other-than-temporary impairment of debt and equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 is an amendment of SFAS No. 157, “Fair Value Measurements.” FSP 157-4 provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued No. SFAS 165, “Subsequent Events.” SFAS No. 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an effect on our consolidated financial condition, results of operations or related disclosures. The Company evaluated subsequent events through August 12, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for periods ending after September 15, 2009 and we do not expect the adoption to have a material effect, if any, on our consolidated financial condition and results of operations.

4.	INVESTMENTS

The Company owned FDIC insured certificates of deposit with a cost of $1,800,000 and $1,909,000 as of June 30, 2009 and December 31, 2008, respectively. Each certificate of deposit is invested with a separate FDIC-insured financial institution. As of June 30, 2009, six certificates of deposit with a cost of $700,000 and a fair value of $701,036 have maturities between 13 and 18 months and eleven certificates of deposit with a cost of $1,100,000 and a fair value of $1,115,985 have a maturities less than 12 months. As of December 31, 2008, nine certificates of deposit with a cost of $900,000 and a fair value of $909,987 have maturities between 13 and 18 months and eleven certificates of deposit with a cost of $1,009,000 and a fair value of $1,021,920 have a maturities less than 12 months. The Company also invests in a money market fund with a cost of $4,001,624 and $4,634,000 as of June 30, 2009 and December 31, 2008, respectively. These short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices for similar assets. The unrealized gains and losses on investment activity are due to a change in the quoted market prices for these certificates of deposit caused by an changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the six months ended June 30, 2009 and 2008.

Investments classified at June 30, 2009 and December 31, 2008, as fixed maturities and short-term assets were as follows:

June 30, 2009	Cost	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Money market	$4,001,624				$4,001,624
Certificates of deposit—short term	1,100,000	$15,985			1,115,985
Certificates of deposit—fixed maturities	700,000	2,822		$1,786	701,036

Total investments	$5,801,624	$18,807		$1,786	$5,818,645

December 31, 2008	Cost	Gross Unrealized Gain	Gross Unrealized Loss		Fair Value
Money market	$4,634,000				$4,634,000
Certificates of deposit—short term	1,009,000	$12,920	$		1,021,920
Certificates of deposit—fixed maturities	900,000	9,987			909,987

Total investments	$6,543,000	$22,907	$		$6,565,907

5.	DEFERRED COMPENSATION PLAN

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $24,000 and $22,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company recorded expense related to deferred director fees and deferred employee compensation of approximately $57,000 and $55,000, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in phantom shares of the Company. The Plans also provide for the directors and key employees to receive awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees. The only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. For the three months ended June 30, 2009 and 2008, respectively, the Company recorded deferred compensation expense of approximately $56,000 and $51,000 related to deferred share awards and the change in the value of phantom shares. For the six months ended June 30, 2009 and 2008, respectively, the Company recorded deferred compensation expense of approximately $126,000 and $110,000 related to deferred share awards and the change in the value of phantom shares. As of June 30, 2009 there is approximately $297,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The expected fair value of the awards are calculated by applying the three year annual historical average growth rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three and six months ended June 30, 2009 and 2008 were $801 and $680, respectively. There was no vesting of awards for the three and six months ended June 30, 2009 and 2008.

The following is a summary of activity of non-vested awards for the three months and six months ended June 30, 2009:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2009			134.2	$705
Granted	324.0	$753	80.0	998
Vested

Non-vested awards at June 30, 2009	324.0	$753	214.2	$815

6.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of loss per redeemable common share was as follows for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) on redeemable shares	$53,009	$250,335	$(99,108)	$(45,749)

Less net income accretive to redeemable preferred shareholders	1,352		1,352

Net income (loss) accretive (dilutive) to redeemable common shareholders	$51,657	$250,335	$(100,460)	$(45,749)

Weighted average outstanding redeemable common shares used to compute basic and diluted income (loss) per redeemable common share	8,319	8,457	8,352	8,452

Basic and diluted income (loss) per redeemable common share	$6.21	$29.60	$(12.03)	$(5.41)

There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the three and six months ended June 30, 2009 and 2008.

7.	REDEEMABLE PREFERRED SHARES

The Board designated and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares out of the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by a participating dentist in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares. The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the provider preferred shares as Redeemable Preferred shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) as a change to the redemption value to each of the Redeemable Common Shares and Redeemable Provider Preferred Shares to accrete the carrying value of the Redeemable Common Shares and Redeemable Provider Preferred Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security. The holders of Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares to be paid upon declaration by the Board of Directors.

8.	SEGMENT INFORMATION

The Company manages its business with three reportable segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO, self-insured PPO and self-insured indemnity products. Corporate, all other consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain other corporate activities. The Company identifies the segments in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.” These segments are consistent with information used by the Chief Executive Officer (the chief decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. The Company’s gross profit was approximately $3,164,000 and $3,109,000 for the three months ended June 30, 2009 and 2008, respectively, and was $5,987,000 and $5,721,000 for the six months ended June 30, 2009 and 2008, respectively.

Listed below is financial information required to be reported for each industry segment for the three and six months ended June 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$11,194	$8,985	$2,209	$9,796	$7,695	$2,101
Self-insured dental	6,321	5,461	860	6,215	5,322	893
Corporate, all other	95		95	115		115

Total	$17,610	$14,446	3,164	$16,126	$13,017	3,109

Investment income			28			52
Other income			17			12

Insurance expense			3,127			2,787

Income before income tax			$82			$386

Total assets-corporate			$41,714			$39,889

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$22,327	$18,245	$4,082	$19,183	$15,476	$3,707
Self-insured dental	12,484	10,778	1,706	12,225	10,463	1,762
Corporate, all other	199		199	252		252

Total	$35,010	$29,023	5,987	$31,660	$25,939	5,721

Investment income			63			118
Other income			38			26

Insurance expense			6,242			5,936

Income (loss) before income tax			$(154)			$(71)

Total assets-corporate			$41,714			$39,889

Inter-segment revenues were not significant for the three and six months ended June 30, 2009 and 2008.

9.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2009 (amounts in thousands):

	Level 1		Level 2	Total Balance
Assets
Fixed maturities (a)			$701	$701
Short-term investments (b)		$4,002	1,116	5,118
Deferred compensation investments (c)		170		170
State guarantee fund deposits (c)		244	50	294

Total		$4,416	$1,867	$6,283

Liabilities
Interest rate swap (d)			$23	$23

Total	$		$23	$23

(a)	Invested in Federally-Insured certificates of deposits
(b)	Invested in Federally-Insured certificates of deposits and actively traded money market funds
(c)	Included in other assets
(d)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the three and six months ended June 30, 2009, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.07% and 3.19% at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the fair value of the mortgage note is approximately $1,163,000.

In 2008, the Company executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building. There was a principal balance outstanding of $630,000 at June 30, 2009 and December 31, 2008. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.07% and 3.19% at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, the carrying value of the revolving note approximates fair value.

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

Overview

Headquartered in Cincinnati, Ohio, we offer to employer groups of two or more employees dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of June 30, 2009, we had approximately 262,400 members in our dental and vision benefit programs with approximately 2,287 dentists participating in our networks of providers.

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and Corporate, all other. Corporate, all other consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups. We identified our segments in accordance with SFAS No. 131 which is consistent with information used by our Chief Executive Officer in managing our business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

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

Many factors have an affect on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premiums, ASO fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population, lifestyle choices.

Strategy

Our strategy focuses on providing solutions for employers to the rising cost of dental care through leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. We expect our dental PPO and indemnity products to be important components of growth in the years ahead.

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

Highlights

•	We generated net income of approximately $53,000 for the three months ended June 30, 2009 compared to a net income of approximately $250,000 for the three months ended June 30, 2008.

•	We had a net loss of approximately $(99,000) for the six months ended June 30, 2009 compared to a net loss of approximately $(46,000) for the six months ended June 30, 2008.

•

Our dental and vision product membership decreased by approximately 5,400 members, or 2.0%, from approximately 267,800 members at December 31, 2008 to approximately 262,400 members at June 30, 2009. This membership decrease is due to one large self-insured employer group whose contract did not renew effective January 1, 2009, with approximately 15,700 members, which was partially offset by an increase in fully-insured dental membership of approximately 7,900 members, an increase in other self-insured membership of approximately 700 members, and an increase in corporate, all other membership of approximately 1,700 members. Our membership at June 30, 2009 includes approximately 28,300 members from sales related to our DentaSelect dental PPO offering.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 81.9% in the 2008 period to 82.9% in the 2009 period. We determined, by analyzing the claims information, that our members received more preventative and basic dental services in the 2009 period compared to the 2008 period.

Comparison of Results of Operations

The following discussion primarily deals with our results of operations for the three months ended June 30, 2009, or the 2009 quarter, the three months ended June 30, 2008, or the 2008 quarter, the six months ended June 30, 2009, or the 2009 period, and the six months ended June 30, 2008, or the 2008 period.

The following table presents membership and financial data for our three segments (dollar amounts in thousands):

	As of June 30, 2009	As of June 30, 2008	Change
Membership:
Fully-insured dental	162,900	151,400	7.6%
Self-insured dental	83,000	95,500	(13.1)%
Corporate, all other	16,500	14,300	15.4%

Total membership	262,400	261,200	0.5%

	Three months ended June 30, 2009	Three months ended June 30, 2008	Change
Premium revenue:
Fully-insured dental	$11,194	$9,796	14.3%
Self-insured dental	6,321	6,215	1.7%
Corporate, all other	95	115	(17.4)%

Total premium revenue	17,610	16,126	9.2%

Investment income	28	52	(46.2)%

Other income	17	12	41.7%

Total revenue	17,655	16,190	9.0%

Healthcare service expense:
Fully-insured dental	8,985	7,695	16.8%
Self-insured dental	5,461	5,322	2.6%
Corporate, all other

Total healthcare service expense	14,446	13,017	11.0%

Insurance expense	3,127	2,787	12.2%

Income tax expense	29	136	(78.7)%

Net Income	$53	$250	(78.8)%

	Six months ended June 30, 2009	Six months ended June 30, 2008	Change
Premium revenue:
Fully-insured dental	$22,327	$19,183	16.4%
Self-insured dental	12,484	12,225	2.1%
Corporate, all other	199	252	(21.0)%

Total premium revenue	35,010	31,660	10.6%

Investment income	63	118	(46.6)%

Other income	38	26	46.2%

Total revenue	35,111	31,804	10.4%

Healthcare service expense:
Fully-insured dental	18,245	15,476	17.9%
Self-insured dental	10,778	10,463	3.0%
Corporate, all other

Total healthcare service expense	29,023	25,939	11.9%

Insurance expense	6,242	5,936	5.2%

Income tax benefit	55	25	120.0%

Net Loss	$99	$46	115.2%

Summary

Net income on Redeemable Shares decreased by $197,000, from approximately $250,000 in the 2008 quarter to approximately $53,000 in the 2009 quarter. Basic earnings on Redeemable Common Shares decreased from $29.60 per Redeemable Common share in the 2008 quarter to $6.21 per Redeemable Common Share in the 2009 quarter. The decrease in the net income was primarily due to an increase in the ratio of healthcare services expense to premium revenue or “loss ratio” from 80.7% in the 2008 quarter to 82.0% in the 2009 quarter. This loss ratio increase was primarily due to an increase in dental service utilization by our dental membership in the 2009 quarter compared to the 2008 quarter.

While total revenue less healthcare services expense for the 2009 quarter increased by $36,000 as compared to the 2008 quarter, insurance expense increased by $340,000, from $2,787,000 for the 2008 quarter to $3,127,000 for the 2009 quarter. This increase is primarily attributable to higher salary and benefit costs, higher broker commission expense, and higher premium taxes associated with increased premiums.

Membership

Our fully-insured dental membership increased by approximately 11,500 members, from 151,400 members as of June 30, 2008 to approximately 162,900 members as of June 30, 2009. This membership increase is primarily attributable to an increase of approximately 2,000 fully-insured dental HMO members, an increase of approximately 9,100 fully-insured dental PPO members, and an increase of approximately 400 fully-insured dental indemnity members underwritten by Dental Care Plus Inc. (“DCP”). The increase in fully-insured dental HMO membership of 2,000 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 11,400 members, offset by the loss of approximately 9,400 members due to employer groups that did not renew with the Company or reduced employee and member counts of retained employer groups. The increase in fully-insured dental PPO membership is due to new sales in the new geographical areas.

Our self-insured dental membership decreased by approximately 12,500 members, from approximately 95,500 members as of June 30, 2008 to approximately 83,000 members as of June 30, 2009. This decrease is primarily due to one large self-insured employer group whose contract did not renew effective January 1, 2009, representing approximately 15,700 members effective January 1, 2009 offset by an increase in self-insured membership of 3,200 members attributable to new sales.

Our Corporate, all other membership increased by approximately 2,200 members in the six months ended June 30, 2009. The increase is primarily due to an increase in our vision plan membership.

Revenue

Fully-insured dental premium revenue for the 2009 quarter increased by approximately $1,398,000 compared to the 2008 quarter. An increase in fully-insured membership volume in the 2009 quarter resulted in an increase in fully-insured dental premiums of approximately $1,304,000. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $94,000 in fully-insured dental premium revenue.

Fully-insured dental premium revenue for the 2009 period increased by approximately $3,144,000 compared to the 2008 period. An increase in fully-insured membership volume in the 2009 period resulted in an increase in fully-insured dental premiums of approximately $2,915,000. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $229,000 in fully-insured dental premium revenue.

Total self-insured dental revenue for the 2009 quarter increased approximately $106,000 compared to the 2008 quarter. Self-insured revenue decreased by approximately $1,258,000 due to the loss of the member month volume associated with the loss of the large employer group discussed above. This decrease in self-insured revenue was offset by an increase of approximately $468,000 related to new self-insured sales and by an increase of approximately $896,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract.

Total self-insured dental revenue for the 2009 period increased approximately $259,000 compared to the 2008 period. Self-insured revenue decreased by approximately $2,515,000 due to the loss of the member month volume associated with the loss of the large employer group discussed above. This decrease in self-insured claim revenue was offset by an increase of approximately $1,120,000 related to new self-insured sales and by an increase of approximately $1,654,000 related to an increase in dental service utilization by our self-insured members in the 2009 period compared to the 2008 period and the run out claims of the self-insured group that did not renew its contract. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2009 quarter increased approximately $132,000, or 2.2%, from approximately $5,878,000 in the 2008 quarter to approximately $6,010,000 in the 2009 quarter. This is due to an increase of approximately $443,000 related to new self-insured sales and by an increase of approximately $879,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract. This was offset by self-insured claims revenue decreased by approximately $1,190,000 due to the loss of the member month volume associated with the large employer group discussed above.

Self-insured claim revenue for the 2009 period increased approximately $309,000, or 2.7%, from approximately $11,560,000 in the 2008 period to approximately $11,869,000 in the 2009 period. This is due to an increase of approximately $1,059,000 related to new self-insured sales and by an increase of approximately $1,628,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract. This increase is offset by self-insured claims revenue decreased of approximately $2,378,000 due to the loss of the member month volume associated with the large employer group discussed above.

Self-Insured ASO Fees - Self-insured ASO fees for the 2009 quarter decreased approximately $26,000, or 7.7%, from approximately $337,000 in the 2008 quarter to approximately $311,000 in the 2009 quarter. This decrease is primarily attributable to the decrease of approximately $68,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $25,000 related to new self-insured sales and an increase of approximately $17,000 related to a small increase in average self-insured ASO fee rates.

Self-insured ASO fees for the 2009 period decreased approximately $51,000, or 7.7%, from approximately $665,000 in the 2008 period to approximately $614,000 in the 2009 period. This decrease is primarily attributable to the decrease of approximately $137,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $61,000 related to new self-insured sales and an increase of approximately $25,000 related to a small increase in average self-insured ASO fee rates. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. Our ASO fee revenue is recognized monthly when earned and is normally based on annual contracts with the self-insured groups.

Corporate, all other premium revenue is primarily derived from the dental indemnity product, the dental PPO product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue decreased by approximately $20,000 in the 2009 quarter compared to the 2008 quarter.

Investment Income

Investment income for the 2009 quarter decreased approximately $24,000 compared to the 2008 quarter. Investment income for the 2009 period decreased approximately $55,000 compared to the 2008 period. These decreases are attributable to a decrease in prevailing interest rates on our certificates of deposit and money market funds in the 2009 quarter and period as compared to the 2008 quarter and period.

Other Income

Other income for the 2009 quarter increased approximately $5,000 compared to the 2008 quarter. Other income for the 2009 period increased approximately $12,000 compared to the 2008 period.

Healthcare Services Expense

Fully-insured dental healthcare services expense for the 2009 quarter increased approximately $1,290,000 compared to the 2008 quarter. An increase in fully-insured membership volume of 7.6% in the 2009 quarter resulted in an increase in fully-insured dental healthcare services expense of approximately $1,024,000. An increase in fully-insured dental healthcare services expense of approximately $267,000 is the result of a 3.1% increase in fully-insured dental healthcare services expense on a per member per month basis compared to the 2008 quarter. This increase is primarily due to higher dental service utilization by fully-insured dental members in the 2009 quarter compared to the 2008 quarter.

Fully-insured dental healthcare services expense for the 2009 period increased approximately $2,769,000 compared to the 2008 period. An increase in fully-insured membership volume of 16.4% in the 2009 period resulted in an increase in fully-insured dental healthcare services expense of approximately $2,351,000. An increase in fully-insured dental healthcare services expense of approximately $418,000 is the result of a 2.4% increase in fully-insured dental healthcare services expense on a per member per month basis compared to the 2008 period. This increase is primarily due to higher dental service utilization by fully-insured dental members in the 2009 period compared to the 2008 period.

Self-insured dental healthcare services expense for the 2009 quarter increased approximately $139,000. This increase is due to an increase of approximately $401,000 related to new self-insured sales and by an increase of approximately $816,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract. This is offset by self-insured healthcare services expense decreased of approximately $1,078,000 related to the loss of the member month volume associated with the large employer group discussed above.

Self-insured dental healthcare services expense for the 2009 period increased approximately $315,000. This increase is due to an increase of approximately $959,000 related to new self-insured sales and by an increase of approximately $1,508,000 related to an increase in dental service utilization by our self-insured members in the 2009 period compared to the 2008 period and the run out claims of the self-insured group that did not renew its contract. This is offset by self-insured healthcare services expense decreased of approximately $2,152,000 related to the loss of the member month volume associated with the large employer group discussed above.

Corporate, all Other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2009 quarter increased approximately $340,000 compared to the 2008 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.7% for the 2009 quarter compared to 17.3% for the 2008 quarter. Consolidated insurance expense for the 2009 period increased approximately $306,000 compared to the 2008 period. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.8% for the 2009 period compared to 18.7% for the 2008 period. The higher consolidated insurance expense for both the 2009 quarter and 2009 period were primarily due to higher commission expense and other acquisition costs.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to date pretax income or loss. Our estimated income tax expense for the 2009 quarter was approximately $29,000 with an effective tax rate of 35.2%. Our estimated income tax expense for the 2008 quarter was approximately $136,000 with an effective tax rate of approximately 35.1%. Our estimated income tax benefit for the 2009 period was approximately $55,000 with an effective tax rate of 35.5%. Our estimated income tax benefit for the 2008 period was approximately $25,000 with an effective tax rate of approximately 35.1%.

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

Cash decreased approximately $366,000, or 14.5%, during the 2009 period to approximately $2,162,000 from $2,528,000 as of December 31, 2008. The change in cash for the 2009 and 2008 periods is summarized as follows (in thousands):

	Six months ended June 30, 2009	Six months ended June 30, 2008
Net cash provided by (used in) operating activities	$(1,030)	$6
Net cash provided by (used in) investing activities	696	(137)
Net cash used in financing activities	(32)	(161)

Decrease in cash and cash equivalents	$(366)	$(292)

Cash Flow from Operating Activities

In the 2009 period, approximately $1,030,000 of cash was used in operating activities. Non-cash depreciation and amortization expense was approximately $225,000 in the 2009 period compared to approximately $211,000 in the 2008 period. In addition, approximately $296,000 of cash was used related to income taxes in the 2009 period compared to approximately $65,000 in the 2008 period.

In the 2009 period, accounts receivable decreased by approximately $91,000 due to more aggressive collection activities during the first six months of 2009. Our claims payable liability decreased by approximately $860,000 in the 2009 period, from approximately $2,631,000 at December 31, 2008 to approximately $1,771,000 at June 30, 2009. This decrease is primarily due to the payment of provider withhold return of $464,000 in March 2009 that was approved by the Board of Directors in December 2008 and a decrease in the elapsed time from dental claims submission to claims payment in the second quarter of 2009 resulting in accelerated payments to providers of approximately $400,000. The increase in our unearned premium liability of approximately $7.1 million, from approximately $21.6 million at December 31, 2008 to approximately $28.7 million at June 30, 2009 and the increase in unbilled accounts receivable of approximately $6.9 million from $20.8 million December 31, 2008 to approximately $27.7 million at June 30, 2009 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2009. Deferred acquisition costs increased by approximately $494,000 in the 2009 period primarily due to the renewal of a large portion of our fully-insured employer group contracts that are non-cancelable by DCP in the 2009 period. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not unusual and are consistent with the 2008 period.

Cash Flow from Investing Activities

In the 2009 period, we invested approximately $45,000 in building improvements, furniture and fixtures and computer equipment. During the 2009 period, we made purchases totaling approximately $8.3 million of certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2009 period, we had certificate of deposit maturities and institutional money market sales to pay current obligations that together totaled approximately $9.0 million.

Cash Flow from Financing Activities

In the 2009 period, we made the scheduled principal payments of approximately $60,000 related to our office building mortgage and approximately $19,000 related to our capital lease financing for our dental administration system. During the 2009 period, we repurchased Redeemable Common Shares with a value of approximately $111,000 and issued Redeemable Common Shares and Redeemable Provider Preferred Shares with a combined value of approximately $158,000 net of issuance cost of approximately $7,000. We have received requests for Common Share redemptions totaling approximately $40,000 that will be paid in future periods.

Provider Withhold Funds

In most cases, the fees of our participating providers for covered dental services under the dental HMO are generally subject to a 10% withhold by us. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes that any amounts withheld shall be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid by the Board. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In the 2009 period, we paid $464,000 to participating providers that was authorized by the Board in December of 2008. In the 2008 period, we paid $650,000 to participating providers that was authorized by the Board in December of 2007.

Financial Condition

Our consolidated cash and short-term investments were approximately $7.3 million as of June 30, 2009 and approximately $8.2 million as of December 31, 2008. Based on total expenses for the six months ended June 30, 2009, we estimate that we had approximately 38 days of cash and short-term investments on hand at June 30, 2009.

Our cash and short-term investments totaled approximately $7.3 million at June 30, 2009 due to the decrease in cash of approximately $366,000 during the 2009 period and the decrease in short-term investment of approximately $538,000 during the 2009 period. These decreases in cash and short-term investments were primarily due to a significant decrease in the elapsed time from dental claims submission to claims payment in the second quarter of 2009. We expect to generate positive cash flow from operations during the balance of 2009.

We have an agreement with a commercial bank for a $500,000 annually renewable working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of June 30, 2009. The Company incurred no interest expense in 2008 or the 2009 period related to this line of credit. As of June 30, 2009, there was no amount outstanding on this line of credit. We also have an agreement with a commercial bank for a $1,000,000 annually renewable working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of June 30, 2009. The Company incurred no interest expense in the 2009 period related to this line of credit. As of June 30, 2009, there was no amount outstanding on this line of credit.

Together, we believe our premium revenues, cash, short-term investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our operating leases and other commitments. In the long-term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and Redeemable Provider Preferred Shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares and Redeemable Provider Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus Inc., are subject to regulatory restrictions. We are required to maintain aggregate statutory capital and surplus and are in compliance with these requirements.

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

At June 30, 2009 and December 31, 2008, respectively, our investment portfolio consisted of approximately $4,002,000 and $4,634,000 of institutional money market funds. The remaining amount of approximately $1,817,000 and $1,932,000 at June 30, 2009 and December 31, 2008, respectively consisted of investments in FDIC-insured bank certificates of deposit, U.S. Treasury securities and U.S. government security mutual funds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $19,200 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $17,300 increase in fair value. The certificates of deposit with a cost of $1,800,000 at June 30, 2009 and $1,909,000 at December 31, 2008 are all classified as available-for-sale.

At June 30, 2009 and December 31, 2008, we had a mortgage note with a bank with an outstanding principal balance of $1,080,000 and $1,140,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At June 30, 2009 and December 31, 2008, we had a revolving note with a commercial bank with an outstanding principal balance of $630,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

There have been no material changes in our exposures to market risk for the quarter ended June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In May of 2009, the Company sold and issued 30 Class B Redeemable Common Shares in a private placement, at a price of $647.51 per share, the book value of a Redeemable Common share at April 30, 2009. The private placement is being made (i) solely to the Company’s directors, officers, employees and participating dentists with the assistance of a placement agent, Ludlow Ward Securities, LLC (“LWS”), (ii) pursuant to a Confidential Private Placement Memorandum, which incorporates, among other things, the Company’s Form 10-K registration statement and most recent periodic reports and (iii) (a) in the case of the Class B Common Shares, only to participating dentists in the Company’s dental plans, retired participating dentists, or employees, officers and directors of the Company or the Company’s subsidiaries and (b) in the case of the Class A Common Shares, only to persons who do not already own a Class A Common Share who are licensed dentists engaged in the practice of dentistry in Ohio or Kentucky and who are participating dentists in the Company’s dental plan and (c) in the case of the Provider Preferred Shares, only to participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares. In addition, the Company will sell securities in the private placement only to those persons who meet the suitability standards necessary to comply with a Rule 506 private placement and will require potential investors to make representations in a subscription agreement as to their accredited investor status and/or financial sophistication. The Company has paid and will pay a placement fee of 7% of the proceeds of the certain share sales associated with these offerings to LWS.

We repurchased and retired 3 Class A Redeemable Common Shares and 145 Class B Redeemable Common Shares during the three months ended June 30, 2009 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2009	3	(a)	33	(a)	$653.89	0	N/A
May 1 – May 31, 2009	0		100		647.51	0	N/A
June 1 – June 30, 2009	0		12		653.53	0	N/A

(a)	Repurchased from provider shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 25, 2009. At the meeting, the shareholders voted to re-elect certain persons to the Board of Directors for a term expiring at the 2011 annual meeting of shareholders and to elect Anthony A. Cook for a term expiring at the 2010 annual meeting of shareholders. The individuals listed below were elected to the Company’s Board of Directors, each to hold office until the designated annual meeting or until his or her successor is elected and qualified, or until his or her earlier resignation. The table below indicates the votes for, votes withheld as well as shares not voted for the election of the seven nominees.

	For	Withheld	Not Voted
Fred J. Bronson, DDS	322	23	282
Anthony A. Cook, MS, MBA	321	24	282
Jack M. Cook, MHA	321	24	282
Fred H. Peck, DDS	322	23	282
Molly Meakin-Rogers, MBA, CPA	322	23	282
Stephen T. Schuler, DMD	321	24	282
Mark Zigoris, DDS	322	23	282

The following are the names of each other director whose term of office as a director continued after the 2009 annual meeting of shareholders (in this case, for terms expiring at the 2010 annual meeting of shareholders):

Michael Carl, DDS
Anthony A. Cook, MS, MBA
Ross A. Geiger
Roger M. Higley, DDS
David A. Kreyling, DMD
James E. Kroeger, MBA, CPA
Donald J. Peak, CPA

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

DCP HOLDING COMPANY

August 12, 2009	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President and Chief Executive Officer
(Principal Executive Officer)

August 12, 2009	By:	/s/ Robert C. Hodgkins, Jr.
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