Form 10-Q
period 2009-09-30
DCP Holding CO
filed 2009-11-13
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 30, 2009 there were 622 of the Registrant’s Class A Redeemable Common Shares outstanding, 7,629 of the Registrant’s Class B Redeemable Common Shares outstanding and 330 of the Registrant’s Provider Preferred-2009 Series Redeemable Preferred Shares.

i

Item 1. Financial Statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
INVESTMENTS:
Fixed maturities at fair value, cost of $1,000,000 and $900,000 at September 30, 2009 and December 31, 2008, respectively	$1,008,533	$909,987
Short-term investments at fair value, cost of $4,972,630 and $5,643,000 at September 30, 2009 and December 31, 2008, respectively	4,984,024	5,655,920

Total investments	5,992,557	6,565,907
CASH AND CASH EQUIVALENTS	2,103,059	2,527,946
ACCRUED INVESTMENT INCOME	10,730	21,384
ACCOUNTS RECEIVABLE, net of allowance of $15,712 and $17,172 at September 30, 2009 and December 31, 2008, respectively	336,316	455,626
UNBILLED ACCOUNTS RECEIVABLE (Note 2)	25,188,621	20,845,634
DEFERRED ACQUISITION COSTS (Note 2)	1,555,020	1,196,060
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,141,784 and $1,805,789 at September 30, 2009 and December 31, 2008, respectively	2,695,900	2,833,495
INTANGIBLE ASSETS, net of accumulated amortization of $78,328 and $66,817 at September 30, 2009 and December 31, 2008, respectively	161,672	173,183
GOODWILL	136,355	136,355
DEFERRED INCOME TAX	145,372	145,588
OTHER ASSETS	1,223,899	620,132

TOTAL ASSETS	$39,549,501	$35,521,310

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,139,757	$2,631,070
UNEARNED PREMIUM REVENUE (Note 2)	26,388,189	21,605,647
OTHER PAYABLES AND ACCRUALS	3,270,814	3,164,403
REVOLVING NOTE	630,000	630,000
MORTGAGE LOAN PAYABLE	1,050,000	1,140,000
CAPITAL LEASE OBLIGATION		19,253
DEFERRED COMPENSATION	909,900	684,363

TOTAL LIABILITIES	34,388,660	29,874,736

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 and zero at September 30, 2009 and December 31, 2008, respectively	195,581
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 622 and 630 at September 30, 2009 and December 31, 2008, respectively	374,305	423,241
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,629 and 7,775 at September 30, 2009 and December 31, 2008, respectively	4,590,955	5,223,333

Total redeemable preferred and common shares	5,160,841	5,646,574

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 95,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$39,549,501	$35,521,310

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES
Premium revenue	$18,076,912	$17,512,518	$53,087,141	$49,172,789
Investment income	17,004	50,426	80,219	168,300
Other income	16,378	15,097	54,779	41,032

Total revenues	18,110,294	17,578,041	53,222,139	49,382,121

EXPENSES
Healthcare services expense	15,561,170	14,157,480	44,584,263	40,096,263

Insurance expense:
Salaries and benefit expense	1,198,287	1,065,633	3,503,293	3,254,950
Commission expense and other acquisition costs	799,015	585,700	2,337,045	1,940,757
Other insurance expense	1,299,803	1,282,967	3,699,135	3,674,424

Total insurance expense	3,297,105	2,934,300	9,539,473	8,870,131

Total expenses	18,858,275	17,091,780	54,123,736	48,966,394

INCOME (LOSS) BEFORE INCOME TAX	(747,981)	486,261	(901,597)	415,727

INCOME TAX EXPENSE (BENEFIT)	(265,940)	180,241	(320,447)	155,455

INCOME (LOSS) ON REDEEMABLE SHARES	$(482,041)	$306,020	$(581,150)	$260,272

BASIC AND DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$(56.88)	$36.04	$(68.51)	$30.75

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (Unaudited)

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total		Comprehensive Income (Loss)

BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss								$(581,150)				$(581,150)	$(581,150)
Change in fair value of interest rate swap (net of income tax of $3,522)										$6,837		6,837	6,837
Unrealized loss on investments (net of income tax benefit of $3,306)										(6,424)		(6,424)	(6,424)

Total comprehensive loss													$(580,737)

Redeemable Shares issued, net of issuance cost			30	18,066	330	$197,136
Class A Common Shares exchanged for Class B Common Shares	(3)	(2,012)	3	2,012
Class B Common Shares exchanged for Class A Common Shares	1	590	(1)	(590)
Redeemable Shares repurchased	(6)	(3,964)	(178)	(116,234)
Dilution of shares to redemption value		(43,550)		(535,632)		(1,555)		581,150		(413)		580,737

BALANCE—SEPTEMBER 30, 2009	622	$374,305	7,629	$4,590,955	330	$195,581	$		$		$

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total		Comprehensive Income (Loss)

BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608
Net income								$260,272				$260,272	$260,272
Change in fair value of interest rate swap (net of income tax benefit of $4,381)										$(8,503)		(8,503)	(8,503)
Unrealized gain on investments (net of income tax of $7,724)										14,990		14,990	14,990

Total comprehensive income													$266,759

Redeemable Shares issued			93	53,145
Class A Common Shares exchanged for Class B Commons Shares	(13)	(7,798)	13	7,798
Redeemable Shares repurchased	(5)	(2,963)	(91)	(54,272)
Accretion of shares to redemption value		19,778		246,981				(260,272)		(6,487)		(266,759)

BALANCE—SEPTEMBER 30, 2008	635	$401,620	7,830	$4,952,260		$	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable shares	$(581,150)	$260,272
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	347,506	328,526
Deferred compensation	225,537	200,470
Effects of changes in operating assets and liabilities:
Accrued investment income	10,654	8,180
Accounts receivable	119,310	42,357
Unbilled accounts receivable	(4,342,987)	(24,603,983)
Reinsurance recoverable on paid losses		13,059
Deferred acquisition costs	(358,960)	(1,336,069)
Other assets	(610,517)	39,331
Claims payable	(491,314)	(111,025)
Unearned premium revenue	4,782,542	24,587,735
Other payables and accruals	129,228	1,300,370

Net cash provided by (used in) operating activities	(770,151)	729,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(13,569,388)	(14,606,044)
Sales and maturities of investments	14,139,758	13,498,902
Acquisition of property and equipment	(198,413)	(303,092)

Net cash provided by (used in) investing activities	371,957	(1,410,234)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(90,000)	(90,000)
Repayment of capital lease	(19,253)	(166,442)
Repurchase of redeemable shares	(132,642)	(32,706)
Redeemable shares issued	226,526	28,178
Issuance cost for redeemable shares	(11,324)

Net cash used in financing activities	(26,693)	(260,970)

DECREASE IN CASH AND CASH EQUIVALENTS	(424,887)	(941,981)

CASH AND CASH EQUIVALENTS—Beginning of period	2,527,946	2,262,888

CASH AND CASH EQUIVALENTS—End of period	$2,103,059	$1,320,907

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$47,000	$53,783
Cash paid for income taxes	391,000	65,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares in other payables and accruals	$47,572	$57,346
Redeemable common shares issued in lieu of cash payment of compensation		24,967

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2009 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2008 financial statements and notes thereto as included in the DCP Holding Company Form 10-K for the year ended December 31, 2008 filed with the Commission on March 17, 2009. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2008. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, and accrued expenses, among others. Any adjustments related to such estimates during the fiscal quarter were of a normal recurring nature.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue was approximately $26,388,000 and $21,606,000 at September 30, 2009 and December 31, 2008, respectively. The unearned premium revenue related to the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable were approximately $25,189,000 and $20,845,000 at September 30, 2009 and December 31, 2008, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,199,000 and $761,000 at September 30, 2009 and December 31, 2008, respectively. Management has determined that as of September 30, 2009 and December 31, 2008, respectively, no premium deficiency reserve is required.

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

Healthcare Services Expense—The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of operations. Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board of Directors (the “Board”) authorizes any amount to be paid to the providers.

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

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company began deferring policy acquisition costs and amortizing them over the estimated life of the contracts, which are generally short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $557,000 and $536,000 and amortized approximately $692,000 and $541,000 of capitalized costs for the three months ended September 30, 2009 and 2008, respectively, and capitalized $2,390,000 and $2,199,000 and amortized approximately $2,031,000 and $863,000 for the nine months ended September 30, 2009 and 2008, respectively. These amounts are recorded in commission expense and other acquisition costs included in the Condensed Consolidated Statements of Operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance related to business combinations, including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition-related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The new guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for certain tax adjustments for prior business combinations. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued new accounting guidance related to noncontrolling (minority) interests in consolidated financial statements, including the requirement to classify noncontrolling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, the new guidance revises the accounting for both increases and decreases in a parent’s controlling ownership interest. This guidance is effective for fiscal years beginning after December 15, 2008. The adoption of this new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In March 2008, the FASB issued new accounting guidance that requires enhanced disclosures for derivative instruments and hedging activities regarding the impact on financial position, financial performance, and cash flows. The adoption of this new guidance did not have a material effect on the Company’s disclosures.

In April 2008, the FASB issued new accounting guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of this new guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This new guidance is effective for consolidated financial statements issued for fiscal years beginning after December 15, 2008. This adoption did not have a material effect on the Company’s useful lives of intangible assets and on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued new accounting guidance that requires disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This new guidance is effective for interim reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations. The required disclosure is included in Fair Value Measurements (Note 9).

In April 2009, the FASB issued new accounting guidance that revised the guidance for determining whether an impairment is other-than-temporary for debt securities, requires bifurcation of any other-than-temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other-than-temporary impairment of debt and equity securities. The new guidance is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, the FASB issued new accounting guidance that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. The new guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of the new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, the FASB issued new accounting guidance that sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance is effective for periods ending after June 15, 2009. The adoption of the new guidance did not have an effect on our consolidated financial condition, results of operations or related disclosures. The Company evaluated subsequent events through November 11, 2009, which is the date the financial statements were issued.

In June 2009, the FASB issued new accounting guidance that establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The new guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The new guidance is effective for financial statements issued for periods ending after September 15, 2009. The adoption of the new guidance changed the Company’s disclosures, primarily related to references to U.S. GAAP, but did not have a material effect on the Company’s consolidated financial condition and results of operations.

In August 2009, the FASB issued new accounting guidance that provides additional assistance on measuring the fair value of liabilities. The new guidance clarifies that the quoted price for the identical liabilities when traded as an asset in an active market is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use a valuation technique that uses quoted prices or another valuation technique based on the amount an entity would pay to transfer or enter into an identical liability. The adoption of the new guidance did not have an effect on the Company’s consolidated financial position, results of operations or disclosures included in Fair Value Measurements (Note 9).

4.	INVESTMENTS

The Company owned Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit with a cost of $1,900,000 and $1,909,000 as of September 30, 2009 and December 31, 2008, respectively. Each certificate of deposit is invested with a separate FDIC-insured financial institution. As of September 30, 2009, eight certificates of deposit with a cost of $1,000,000 and a fair value of $1,008,533 have maturities between 13 and 18 months and nine certificates of deposit with a cost of $900,000 and a fair value of $911,394 have maturities less than 12 months. As of December 31, 2008, nine certificates of deposit with a cost of $900,000 and a fair value of $909,987 have maturities between 13 and 18 months and eleven certificates of deposit with a cost of $1,009,000 and a fair value of $1,021,920 have maturities less than 12 months. The Company also invests in a money market fund with a cost of $4,072,630 and $4,634,000 as of September 30, 2009 and December 31, 2008, respectively. These short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices. The unrealized gains and losses on investment activity are due to a change in the quoted market prices for these certificates of deposit caused by any changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the three and nine months ended September 30, 2009 and 2008.

Investments classified at September 30, 2009 and December 31, 2008, as fixed maturities and short-term assets were as follows:

		Gross	Gross
September 30, 2009	Cost	Unrealized Gain	Unrealized Loss	Fair Value

Money market	$4,072,630			$4,072,630
Certificates of deposit—short term	900,000	$11,394		911,394
Certificates of deposit—fixed maturities	1,000,000	9,105	$572	1,008,533

Total investments	$5,972,630	$20,499	$572	$5,992,557

December 31, 2008	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Money market	$4,634,000			$4,634,000
Certificates of deposit—short term	1,009,000	$12,920	$	1,021,920
Certificates of deposit—fixed maturities	900,000	9,987		909,987

Total investments	$6,543,000	$22,907	$	$6,565,907

5.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods. The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $20,000 and $21,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company recorded expense related to deferred director fees and deferred employee compensation of approximately $73,000 and $76,000, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in phantom shares of the Company. The Plans also provide for the directors and key employees to receive awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash. An individual director’s award vests 100% at the end of each year if the director meets the board meeting attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees. The only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. For the three months ended September 30, 2009 and 2008, respectively, the Company recorded deferred compensation expense of approximately $29,000 and $76,000 related to deferred share awards and the change in the value of phantom shares. For the nine months ended September 30, 2009 and 2008, respectively, the Company recorded deferred compensation expense of approximately $155,000 and $186,000 related to deferred share awards and the change in the value of phantom shares. As of September 30, 2009 there is approximately $238,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 2.1 years.

The expected fair value of the awards are calculated by applying the three year annual historical average growth rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three and nine months ended September 30, 2009 and 2008 were $801 and $680, respectively. There was no vesting of awards for the three and nine months ended September 30, 2009 and 2008.

The following is a summary of activity of non-vested awards for the three months and nine months ended September 30, 2009:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2009			134.2	$705
Granted	324.0	$753	80.0	998
Vested

Non-vested awards at September 30, 2009	324.0	$753	214.2	$815

6.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of earnings (loss) per redeemable common share was as follows for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss) on redeemable shares	$(482,041)	$306,020	$(581,150)	$260,272
Less net loss allocated to redeemable preferred shareholders	(12,663)		(11,311)

Net income (loss) accretive (dilutive) to redeemable common shareholders	$(469,378)	$306,020	$(569,839)	$260,272

Weighted average outstanding redeemable common shares used to compute basic and diluted income (loss) per redeemable common share	8,252	8,491	8,318	8,465

Basic and diluted income (loss) per redeemable common share	$(56.88)	$36.04	$(68.51)	$30.75

There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings (loss) per share for the three and nine months ended September 30, 2009 and 2008.

7.	REDEEMABLE PREFERRED SHARES

The Board designated and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares from the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by a participating dentist in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable

Common Shares. The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the provider preferred shares as Redeemable Preferred shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) as a change to the redemption value to each of the Redeemable Common Shares and Redeemable Provider Preferred Shares to allocate the carrying value of the Redeemable Common Shares and Redeemable Provider Preferred Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security. The holders of Redeemable Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares to be paid upon declaration by the Board of Directors.

8.	SEGMENT INFORMATION

The Company manages its business with three reportable segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured DHMO, fully-insured PPO and fully-insured indemnity products. Self-insured dental consists of the self-insured DHMO, self-insured PPO and self-insured indemnity products. Corporate, all other consists of revenue associated with the Company’s dental PPO and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. The Company’s gross profit was approximately $2,516,000 and $3,355,000 for the three months ended September 30, 2009 and 2008, respectively, and was $8,503,000 and $9,077,000 for the nine months ended September 30, 2009 and 2008, respectively.

Listed below is financial information required to be reported for each industry segment for the three and nine months ended September 30, 2009 and 2008 (amounts in thousands):

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$11,348	$9,845	$1,503	$10,484	$8,184	$2,300
Self-insured dental	6,618	5,716	902	6,937	5,974	963
Corporate, all other	111		111	92		92

Total	$18,077	$15,561	2,516	$17,513	$14,158	3,355

Investment income			17			50
Other income			16			15

Insurance expense			3,297			2,934

Income (loss) before income tax			$(748)			$486

Total assets-corporate			$39,550			$38,269

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008

	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$33,675	$28,090	$5,585	$29,667	$23,659	$6,008
Self-insured dental	19,102	16,494	2,608	19,162	16,437	2,725
Corporate, all other	310		310	344		344

Total	$53,087	$44,584	8,503	$49,173	$40,096	9,077

Investment income			80			168
Other income			55			41

Insurance expense			9,539			8,870

Income (loss) before income tax			$(901)			$416

Total assets-corporate			$39,550			$38,269

Inter-segment revenues were not significant for the three and nine months ended September 30, 2009 and 2008.

9.	FAIR VALUE MEASUREMENTS

The Company classifies the assets and liabilities that require measurement of fair value on a recurring basis based on the priority of the observable and market-based sources of data into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The Company has not changed its valuation techniques from December 31, 2008. The three levels of the fair value hierarchy are as follows:

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

The following table presents for each of the fair value levels, the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2009 (amounts in thousands):

	Level 1		Level 2	Total Balance
Assets
Fixed maturities (a)			$1,009	$1,009
Short-term investments (b)		$4,073	911	4,984
Deferred compensation investments (c)		213		213
State guarantee fund deposits (c)		243	50	293

Total		$4,529	$1,970	$6,499

Liabilities
Interest rate swap (d)			$28	$28

Total	$		$28	$28

(a)	Invested in Federally-Insured certificates of deposits
(b)	Invested in Federally-Insured certificates of deposits and actively traded money market funds
(c)	Included in other assets
(d)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. For the three and nine months ended September 30, 2009, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.99% and 3.19% at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the fair value of the mortgage note is approximately $1,134,000.

In 2008, the Company executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building that matures in December 2009. There was a principal balance outstanding of $630,000 at September 30, 2009 and December 31, 2008. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.99% and 3.19% at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, the carrying value of the revolving note approximates fair value.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Form 10-K for the fiscal year ended December 31, 2008. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer to employer groups of two or more employees dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of September 30, 2009, we had approximately 269,200 members in our dental and vision benefit programs with approximately 2,398 dentists participating in our networks of providers.

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

Many factors have an effect on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premiums, ASO fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population and lifestyle choices.

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

In our original eight county service area, our non-exclusive dental HMO provider network includes approximately 95% of the dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

Highlights

–	We had a net loss of approximately $(482,000) for the three months ended September 30, 2009 compared to net income of approximately $306,000 for the three months ended September 30, 2008.

–	We had a net loss of approximately $(581,000) for the nine months ended September 30, 2009 compared to net income of approximately $260,000 for the nine months ended September 30, 2008.

–

To date in 2009, our dental and vision product membership increased by approximately 1,400 members to approximately 269,200 members at September 30, 2009. This membership increase is due to an increase in fully-insured dental membership of approximately 9,900 members and an increase in corporate, all other membership of approximately 3,000 members, offset by a decrease in self-insured membership of approximately 11,500 members. The decrease in self-insured membership is primarily due to one large self-insured employer group with approximately 15,700 members whose contract did not renew effective January 1, 2009, offset by an increase of approximately 4,200 members resulting from new self-insured dental HMO sales in 2009. Our membership at September 30, 2009 includes approximately 29,100 members related to our DentaSelect dental PPO offering.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 81.5% in the nine months ended September 30, 2008 to 84.0% in the nine months end September 30, 2009. This loss ratio increase is due to an increase in fully-insured member dental service utilization of approximately 5.4% in the 2009 period compared to the 2008 period resulting from fully-insured members utilizing more preventive and basic dental services in the 2009 period compared to the 2008 period. The fully-insured dental segment represents approximately 63% of our total dental business.

Comparison of Results of Operations

The following discussion deals with our results of operations for the three months ended September 30, 2009, or the 2009 quarter, the three months ended September 30, 2008, or the 2008 quarter, the nine months ended September 30, 2009, or the 2009 period, and the nine months ended September 30, 2008, or the 2008 period.

The following table presents membership and financial data for our three segments (dollar amounts in thousands):

	As of September 30, 2009	As of September 30, 2008	Change
Membership:
Fully-insured dental	165,000	153,800	7.3%
Self-insured dental	86,500	97,300	(11.1%)
Corporate, all other	17,700	14,500	22.1%

Total membership	269,200	265,600	1.4%

	Three months ended September 30, 2009	Three months ended September 30, 2008	Change
Premium revenue:
Fully-insured dental	$11,348	$10,484	8.2%
Self-insured dental	6,618	6,937	(4.6%)
Corporate, all other	111	92	20.7%

Total premium revenue	18,077	17,513	3.2%

Investment income	17	50	(66.0%)

Other income	16	15	6.7%

Total revenue	18,110	17,578	3.0%

Healthcare service expense:
Fully-insured dental	9,845	8,184	20.3%
Self-insured dental	5,716	5,974	(4.3%)
Corporate, all other

Total healthcare service expense	15,561	14,158	9.9%

Insurance expense	3,297	2,934	12.4%

Income tax expense (benefit)	(266)	180	(247.8%)

Net Income (Loss)	$(482)	$306	(257.5%)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Change
Premium revenue:
Fully-insured dental	$33,675	$29,667	13.5%
Self-insured dental	19,102	19,162	(0.3)%
Corporate, all other	310	344	(9.9)%

Total premium revenue	53,087	49,173	8.0%

Investment income	80	168	(52.4)%

Other income	55	41	34.1%

Total revenue	53,222	49,382	7.8%

Healthcare service expense:
Fully-insured dental	28,090	23,659	18.7%
Self-insured dental	16,494	16,437	0.3%
Corporate, all other

Total healthcare service expense	44,584	40,096	11.2%

Insurance expense	9,539	8,870	7.5%

Income tax expense (benefit)	(320)	156	(305.1)%

Net Income (Loss)	$(581)	$260	(323.5)%

Summary

Net income (loss) on Redeemable Shares decreased by $788,000, from net income of approximately $306,000 in the 2008 quarter to a net loss of approximately $(482,000) in the 2009 quarter. Basic earnings on Redeemable Common Shares decreased from $36.04 per Redeemable Common share in the 2008 quarter to $(56.88) per Redeemable Common Share in the 2009 quarter. The decrease in the net income resulting in a loss was primarily due to an increase in the loss ratio from 80.8% in the 2008 quarter to 86.1% in the 2009 quarter. This loss ratio increase was primarily due to an increase in dental service utilization by our dental membership in the 2009 quarter compared to the 2008 quarter. Member retention was lower in the 2009 period compared to the 2008 period, and existing membership historically has a lower loss ratio than new membership. We also enrolled more new fully-insured members in the 2009 period than in the 2008 period. Members of new DCP employer groups receive a higher than average level of preventive and basic dental services and thus have a higher than average loss ratio. We expect the dental services utilization in the fourth quarter of 2009 to decrease relative to the utilization in the 2009 period to a degree similar to our experience in prior years.

While total revenue less healthcare services expense for the 2009 quarter decreased by $871,000 as compared to the 2008 quarter, insurance expense increased by $363,000, from $2,934,000 for the 2008 quarter to $3,297,000 for the 2009 quarter. This increase is primarily attributable to higher salary and benefit costs, higher broker commission expense, and higher premium taxes associated with increased premiums.

Membership

Our fully-insured dental membership increased by approximately 11,200 members, from 153,800 members as of September 30, 2008 to approximately 165,000 members as of September 30, 2009. This membership increase is primarily attributable to an increase of approximately 2,200 fully-insured dental HMO members, an increase of approximately 8,700 fully-insured dental PPO members, and an increase of approximately 300 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The increase in fully-insured dental HMO membership of 2,200 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 14,500 members, offset by the loss of approximately 12,300 members due to employer groups that did not renew with the Company or reduced employee and member counts of retained employer groups. The increase in fully-insured dental PPO membership is due to new sales in the new geographical areas.

Our self-insured dental membership decreased by approximately 10,800 members, from approximately 97,300 members as of September 30, 2008 to approximately 86,500 members as of September 30, 2009. This decrease is primarily due to one large self-insured employer group whose contract did not renew effective January 1, 2009, representing approximately 15,700 members effective January 1, 2009 offset by an increase in self-insured membership of 4,900 members attributable to new sales.

Our corporate, all other membership increased by approximately 3,200 members in the nine months ended September 30, 2009. The increase is primarily due to an increase in our vision plan membership.

Revenue

Fully-insured dental premium revenue for the 2009 quarter increased by approximately $864,000 compared to the 2008 quarter. An increase in fully-insured membership volume in the 2009 quarter resulted in an increase in fully-insured dental premiums of approximately $825,000. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $39,000 in fully-insured dental premium revenue.

Fully-insured dental premium revenue for the 2009 period increased by approximately $4,008,000 compared to the 2008 period. An increase in fully-insured membership volume in the 2009 period resulted in an increase in fully-insured dental premiums of approximately $3,745,000. Fully-insured dental premium rate increases negotiated with employer groups at their annual renewals resulted in an increase of approximately $263,000 in fully-insured dental premium revenue.

Total self-insured dental revenue for the 2009 quarter decreased approximately $319,000 compared to the 2008 quarter. Self-insured revenue decreased by approximately $1,366,000 due to the loss of the member month volume associated with the loss of the large employer group discussed above. This decrease in self-insured revenue was offset by an increase of approximately $581,000 related to new self-insured sales and by an increase of approximately $466,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract.

Total self-insured dental revenue for the 2009 period decreased approximately $60,000 compared to the 2008 period. Self-insured revenue decreased by approximately $3,885,000 due to the loss of the member month volume associated with the loss of the large employer group discussed above. This decrease in self-insured claim revenue was offset by an increase of approximately $1,705,000 related to new self-insured sales and by an increase of approximately $2,120,000 related to an increase in dental service utilization by our self-insured members in the 2009 period compared to the 2008 period and the run out claims of the self-insured group that did not renew its contract. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2009 quarter decreased approximately $296,000, or 4.5%, from approximately $6,597,000 in the 2008 quarter to approximately $6,301,000 in the 2009 quarter. Self-insured claim revenue decreased by approximately $1,299,000 due to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured claim revenue was offset by an increase of approximately $552,000 related to new self-insured sales and by an increase of approximately $451,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract.

Self-insured claim revenue for the 2009 period increased approximately $14,000, or 0.1%, from approximately $18,157,000 in the 2008 period to approximately $18,170,000 in the 2009 period. This is due to an increase of approximately $1,616,000 related to new self-insured sales and by an increase of approximately $2,079,000 related to an increase in dental service utilization by our self-insured members in the 2009 period compared to the 2008 period and the run out claims of the self-insured group that did not renew its contract. This increase is offset by a self-insured claims revenue decrease of approximately $3,681,000 due to the loss of the member month volume associated with the large employer group discussed above.

Self-Insured ASO Fees - Self-insured ASO fees for the 2009 quarter decreased approximately $23,000, or 6.8%, from approximately $340,000 in the 2008 quarter to approximately $317,000 in the 2009 quarter. This decrease is primarily attributable to the decrease of approximately $67,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $29,000 related to new self-insured sales and an increase of approximately $15,000 related to a small increase in average self-insured ASO fee rates.

Self-insured ASO fees for the 2009 period decreased approximately $74,000, or 7.4%, from approximately $1,005,000 in the 2008 period to approximately $931,000 in the 2009 period. This decrease is primarily attributable to the decrease of approximately $204,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $89,000 related to new self-insured sales and an increase of approximately $41,000 related to a small increase in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the dental indemnity product, the dental PPO product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue decreased by approximately $19,000 in the 2009 quarter compared to the 2008 quarter and by approximately $34,000 in the 2009 period compared to the 2008 period.

Investment Income

Investment income for the 2009 quarter decreased approximately $33,000 compared to the 2008 quarter. Investment income for the 2009 period decreased approximately $88,000 compared to the 2008 period. These decreases are attributable to a decrease in prevailing interest rates on our certificates of deposit and money market funds in the 2009 quarter and period as compared to the 2008 quarter and period.

Healthcare Services Expense

Fully-insured dental healthcare services expense for the 2009 quarter increased approximately $1,661,000 compared to the 2008 quarter. A net increase in fully-insured membership volume of 7.3% in the 2009 quarter resulted in an increase in fully-insured dental healthcare services expense of approximately $644,000. An increase in fully-insured dental healthcare services expense of approximately $1,017,000 is primarily the result of an increase in fully-insured dental healthcare services utilization of approximately 10.5% compared to the 2008 quarter for both our new and existing fully-insured membership. The fully-insured segment represents approximately 63% of our total dental business.

Fully-insured dental healthcare services expense for the 2009 period increased approximately $4,431,000 compared to the 2008 period. A net increase in fully-insured membership volume of 13.5% in the 2009 period resulted in an increase in fully-insured dental healthcare services expense of approximately $2,986,000. An increase in fully-insured dental healthcare services expense of approximately $1,445,000 is primarily the result of an increase in fully-insured dental healthcare services utilization of approximately 5.4% compared to the 2008 period due to the fact that our members received more preventive and basic dental services in the 2009 period compared to the 2008 period. Member retention was lower in the 2009 period compared to the 2008 period, and existing membership historically has a lower loss ratio than new membership. We also enrolled more new fully-insured members in the 2009 period than in the 2008 period. Members of new DCP employer groups receive a higher than average level of preventive and basic dental services and thus have a higher than average loss ratio. We expect the dental services utilization in the fourth quarter of 2009 to decrease relative to the utilization in the 2009 period to a degree similar to our experience in prior years.

Self-insured dental healthcare services expense for the 2009 quarter decreased approximately $258,000. This self-insured healthcare services expense decrease is due a decrease of approximately $1,177,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease is offset by an increase of approximately $500,000 related to new self-insured membership and by an increase of approximately $419,000 related to an increase in dental service utilization by our self-insured members in the 2009 quarter compared to the 2008 quarter and the run out claims of the self-insured group that did not renew its contract.

Self-insured dental healthcare services expense for the 2009 period increased approximately $57,000. This increase is due to an increase of approximately $1,462,000 related to new self-insured sales and by an increase of approximately $1,928,000 related to an increase in dental service utilization by our self-insured members in the 2009 period compared to the 2008 period and the run out claims of the self-insured group that did not renew its contract. This is offset by a self-insured healthcare services expense decrease of approximately $3,333,000 related to the loss of the member month volume associated with the large employer group discussed above.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2009 quarter increased approximately $363,000 compared to the 2008 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.2% for the 2009 quarter compared to 16.7% for the 2008 quarter. Consolidated insurance expense for the 2009 period increased approximately $669,000 compared to the 2008 period. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.9% for the 2009 period compared to 18.0% for the 2008 period. The higher consolidated insurance expense for both the 2009 quarter and 2009 period was primarily due to higher salaries, wages and employee benefits, higher commission expense and other acquisition costs and higher legal expense for new product offerings.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to date pretax income or loss. Our estimated income tax benefit for the 2009 quarter was approximately $(266,000) with an effective tax rate of 35.5%. Our estimated income tax expense for the 2008 quarter was approximately $180,000 with an effective tax rate of approximately 37.1%. Our estimated income tax benefit for the 2009 period was approximately $(320,000) with an effective tax rate of 35.5%. Our estimated income tax benefit for the 2008 period was approximately $(155,000) with an effective tax rate of approximately 37.4%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Because premiums are collected in advance of claims payments, our business normally produces positive cash flows during a period of increasing enrollment. Conversely, cash flows would normally be negatively affected during a period of shrinking enrollment. However, we have used more cash than expected for claim payments in the 2009 period due to the higher than expected dental services utilization in the 2009 period and the decrease in the elapsed time from dental claims submission to claims payment.

Cash decreased approximately $425,000, or 16.8%, during the 2009 period to approximately $2,103,000 from $2,528,000 as of December 31, 2008. The change in cash for the 2009 and 2008 periods is summarized as follows (in thousands):

	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Net cash provided by (used in) operating activities	$(770)	$729
Net cash provided by (used in) investing activities	372	(1,410)
Net cash used in financing activities	(27)	(261)

Decrease in cash and cash equivalents	$(425)	$(942)

Cash Flow from Operating Activities

In the 2009 period, approximately $770,000 was used in operating activities. This use of cash is primarily due to our net loss of approximately $581,000. Non-cash depreciation and amortization expense was approximately $348,000 in the 2009 period compared to approximately $329,000 in the 2008 period. In addition, approximately $391,000 of cash was used related to income taxes in the 2009 period compared to approximately $65,000 in the 2008 period.

In the 2009 period, accounts receivable decreased by approximately $119,000 due to better collection activities during the first nine months of 2009. Our claims payable liability decreased by approximately $491,000 in the 2009 period, from approximately $2,631,000 at December 31, 2008 to approximately $2,140,000 at September 30, 2009. This decrease is primarily due to the payment of provider withhold return of $464,000 in March 2009 that was approved by the Board of Directors in December 2008 and a decrease in the elapsed time from dental claims submission to claims payment in the second quarter of 2009 resulting in a reduction of claims in process of approximately $400,000. These decreases in the claims payable liability are offset by an increase in this liability of approximately $373,000 associated with the higher estimated level of fully-insured incurred claims resulting from the higher fully-insured member dental services utilization evident in 2009. The increase in our unearned premium liability of approximately $4.8 million, from approximately $21.6 million at December 31, 2008 to approximately $26.4 million at September 30, 2009 and the increase in unbilled accounts receivable of approximately $4.4 million from $20.8 million December 31, 2008 to approximately $25.2 million at September 30, 2009 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2009. Deferred acquisition costs increased by approximately $359,000 in the 2009 period primarily due to the renewal of a large portion of our fully-insured employer group contracts that are non-cancelable by DCP in the 2009 period. Other assets increased by approximately $611,000 primarily due the federal income tax receivable of approximately $532,000 as of September 30, 2009 and an increase in deferred compensation investments of approximately $79,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not unusual and are consistent with the 2008 period.

Cash Flow from Investing Activities

In the 2009 period, we invested approximately $198,000 in building improvements, furniture and fixtures and computer equipment. During the 2009 period, we made purchases totaling approximately $13.6 million of certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2009 period, we had certificate of deposit maturities and institutional money market sales to pay current obligations that together totaled approximately $14.1 million.

Cash Flow from Financing Activities

In the 2009 period, we made the scheduled principal payments of approximately $90,000 related to our office building mortgage and approximately $19,000 related to our capital lease financing for our dental administration system. During the 2009 period, we repurchased Redeemable Common Shares with a value of approximately $133,000 and issued Redeemable Common Shares and Redeemable Provider Preferred Shares with a combined value of approximately $215,000, net of issuance cost of approximately $11,000. We have received requests in the current year for Common Share redemptions totaling approximately $48,000 that will be paid in future periods.

Provider Withhold Funds

In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO are generally subject to a 10% withhold by us. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes that any amounts withheld shall be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid by the Board. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In the 2009 period, we paid $464,000 to participating providers that was authorized by the Board and accrued in December of 2008. In the 2008 period, we paid $650,000 to participating providers that was authorized by the Board and accrued in December of 2007.

Financial Condition

Our consolidated cash and short-term investments were approximately $7.1 million as of September 30, 2009 and approximately $8.2 million as of December 31, 2008. Based on total expenses for the nine months ended September 30, 2009, we estimate that we had approximately 35 days of cash and short-term investments on hand at September 30, 2009.

Our cash and short-term investments totaled approximately $7.1 million at September 30, 2009 due to the decrease in cash of approximately $425,000 during the 2009 period and the decrease in short-term investment of approximately $672,000 during the 2009 period. These decreases in cash and short-term investments were primarily due to the payment of provider withhold return of $464,000 in March 2009 and a significant decrease in the elapsed time from dental claims submission to claims payment in the second quarter of 2009. We expect to generate positive cash flow from operations during the fourth quarter of 2009.

We have an agreement with a commercial bank for a $500,000 annually renewable working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of September 30, 2009. The Company incurred no interest expense in 2008 or the 2009 period related to this line of credit. As of September 30, 2009, there was no amount outstanding on this line of credit. We also have an agreement with a commercial bank for a $1,000,000 annually renewable working capital line of credit. Interest is payable based on the prime borrowing rate that was 3.25% as of September 30, 2009. The Company incurred no interest expense in the 2009 period related to this line of credit. As of September 30, 2009, there was no amount outstanding on this line of credit.

We executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building owned by Dental Care Plus, Inc. As of September 30, 2009, there was a principal balance outstanding of $630,000 related to this revolving note. This revolving note matures on December 15, 2009, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

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

Claims Payable Liability

Due to the significant increase in preventive and basic dental services utilization in the 2009 quarter, we are including this discussion of our methodology for estimating our claims payable liability and the sensitivity of our claims payable liability to changes in key assumptions. We estimate liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates.

Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the consolidated statement of operations for the period in which the differences are identified.

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent period over period by making adjustments for known changes in claim in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. We adjusted our assumptions in the 2009 quarter for the claims trend factor used to estimate incurred claims for September of 2009 in response to the higher dental services utilization we have experienced in the 2009 period and our expectation that this higher level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of September 30, 2009 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)

(Decrease) Increase In Factor		Estimated claims payable liability as of 9/30/2009	(Decrease) Increase In Factor		Estimated claims payable liability as of 9/30/2009

-0.50%		2,385,829	-5%		1,989,974
0%	(estimate used)	2,139,757	0%	(estimate used)	2,139,757
0.50%		2,004,952	5%		2,289,540

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus. The claims trend factors we use to estimate outstanding IBNR and reported claims in process for the most recent month are somewhat less reliable based on historical experience, with a variance range of approximately five percent, plus or minus. We have found that the estimated claims trend factor can be higher or lower than what the paid claims data indicates with the passage of time primarily because of factors beyond our control, such as the level of utilization of services by dental members and the expected and actual mix of the types of services received by dental members.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, Inc., are subject to regulatory restrictions. We are required to maintain aggregate statutory capital and surplus and are in compliance with these requirements.

Seasonality of Dental Service Utilization

Based on our healthcare service expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare service expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern that has caused our quarterly healthcare services expense to be highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form. The healthcare service expense for 2009 is net of the run out claims of the large self-insured group that did not renew its contract for 2009.

	Healthcare Service Expense

	2009		2008		2007

	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	14,326	19.43	12,922	18.87	12,144	18.78
Second Quarter	14,437	19.54	13,017	18.32	11,356	17.96
Third Quarter	15,557	20.69	14,157	18.52	12,620	18.39
Fourth Quarter			13,030	17.49	11,383	17.44

Claims are typically higher in the first quarter because almost all of our employer-sponsored plan years commence on January 1. The third quarter increase is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is typically lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year.

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

At September 30, 2009 and December 31, 2008, respectively, our investment portfolio consisted of approximately $4,073,000 and $4,634,000 of institutional money market funds. The remaining amount of approximately $1,920,000 and $1,932,000 at September 30, 2009 and December 31, 2008, respectively consisted of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $17,400 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $14,400 increase in fair value. The certificates of deposit with a cost of $1,900,000 at September 30, 2009 and $1,909,000 at December 31, 2008 are all classified as available-for-sale.

At September 30, 2009 and December 31, 2008, we had a mortgage note with a bank with an outstanding principal balance of $1,050,000 and $1,140,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At September 30, 2009 and December 31, 2008, we had a revolving note with a commercial bank with an outstanding principal balance of $630,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

There have been no material changes in our exposures to market risk for the quarter ended September 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired one Class A Redeemable Common Share and 11 Class B Redeemable Common Shares during the three months ended September 30, 2009 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	1	(a)	11	(a)	$659.42	0	N/A
August 1 – August 31, 2009	0		0		0	0	N/A
September 1 – September 30, 2009	0		0		0	0	N/A

(a)	Repurchased from provider shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

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

DCP HOLDING COMPANY

November 11, 2009	By:	/s/ Anthony A. Cook
Anthony A. Cook
President and Chief Executive Officer
(Principal Executive Officer)

November 11, 2009	By:	/s/ Robert C. Hodgkins, Jr.
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