Form 10-K
period 2009-12-31
DCP Holding CO
filed 2010-03-16
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting Company    ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2009, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $5.4 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2009, the number of Class A and Class B Redeemable Common Shares outstanding was 622 and 7,641, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 5, 2010 was 618 and 7,571, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2010, into Part III, Items 10, 11, 12, 13 and 14

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2009, we had approximately 261,600 members in our dental benefits plans with 2,441 dentists participating in our two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition we had approximately 15,600 members in our vision benefit plans. We market our products through a network of independent brokers.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by approximately 621 dentists who participate in our Dental Care Plus plans.

As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health oriented products in Ohio.

Business Segments

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and corporate, all other. Corporate, all other consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain corporate activities. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements.

The results of our fully-insured dental and self-insured dental segments are measured by gross profit, which is premium revenue less healthcare services expense. We do not measure the results of our Corporate, All Other segment. We do not allocate insurance expenses, investment and other income, interest expense, or other assets or liabilities to our fully-insured dental and self-insured dental segments. These items are retained in our Corporate, all other segment. Our segments do not share overhead costs and assets.

Managed Dental Benefits Market

According to the National Association of Dental Plans (“NADP”), in 2008 approximately 8.7 million persons residing in Ohio and Kentucky were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. This represents approximately 54% of the combined population of these states. This enrollment level represents an increase of approximately 1.7% from the estimated 2007 enrollment level in these states. These enrollment increases are primarily due to the increases in dental HMO and dental PPO in Ohio and in dental HMO and publicly funded dental in Kentucky in 2008.

The following table shows the estimated 2008 and 2007 dental enrollment statistics for Ohio and Kentucky, the two states where we primarily have group dental business:

	Ohio
	Estimated 2008 Enrollment	% of Total	Estimated 2007 Enrollment	% of Total	% Change 2007 to 2008
Dental HMO	388,513	6%	376,297	6%	3%
Dental PPO	3,692,124	57%	3,569,720	56%	3%
Dental Indemnity	643,865	10%	668,501	11%	-4%
Discount Dental	440,129	7%	449,570	7%	-2%
Direct Reimbursement	33,435	1%	33,435	1%	0%
Publicly Funded	1,231,850	19%	1,226,151	19%	0%

Total Dental	6,429,916	100%	6,323,674	100%	2%

	Kentucky
	Estimated 2008 Enrollment	% of Total	Estimated 2007 Enrollment	% of Total	% Change 2007 to 2008
Dental HMO	167,010	7%	172,033	8%	-3%
Dental PPO	982,898	44%	960,450	44%	2%
Dental Indemnity	175,664	8%	198,640	9%	-12%
Discount Dental	150,521	7%	153,750	7%	-2%
Direct Reimbursement	16,134	1%	16,134	1%	0%
Publicly Funded	740,000	33%	691,000	31%	7%

Total Dental	2,232,227	100%	2,192,007	100%	2%

Source:	NADP & Delta Dental Association, Ohio Department of Jobs and Family Services and the Kentucky Cabinet for Health and Family Services

Total dental HMO enrollment in Ohio increased 3% in 2008 compared to 2007, and total dental HMO enrollment in Kentucky decreased 3% in 2008 compared to 2007. Our dental enrollment increased 9% in 2008 compared to 2007 and 2% in 2009 compared to 2008. Approximately 88.3% of our total revenues for 2009 were derived from dental HMO products.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2009	Membership	Premiums (000’s)		ASO Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental	171,100	$45,355				$45,355	64.4%
Self-Insured Dental	87,600	23,451	(1)	$1,252	(2)	24,703	35.0%
Other Products	18,500	—		417		417	0.6%

Total	277,200	$68,806		$1,669		$70,475	100.00%

2008	Membership	Premiums (000’s)		ASO Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental	155,000	$40,321				$40,321	60.9%
Self-Insured Dental	98,100	24,102	(1)	$1,349	(2)	25,451	38.4%
Other Products	14,700	—		435		435	0.7%

Total	267,800	$64,423		$1,784		$66,207	100.00%

2007	Membership	Premiums (000’s)		ASO Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental	143,900	$39,682				$39,682	66.2%
Self-Insured Dental	84,300	18,724	(1)	$1,044	(2)	19,768	33.0%
Other Products	16,800	—		500		500	0.8%

Total	245,000	$58,406		$1,544		$59,950	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are incurred.

(2)

Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and process and pay claims. ASO fees are recognized as revenue when they are earned.

Our products primarily consist of dental HMO, dental PPO and dental indemnity plans, with dental HMO products constituting 88.3% of our total revenues for 2009. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth. Our objective is to offer our dental HMO products in all markets we serve, in both fully-insured and self-insured forms. Similar to our competitors’ dental PPO products, our dental HMO products provide members with access to a broad provider network.

We currently market our dental HMO, dental PPO, and dental indemnity plans to employers in select Ohio and Kentucky counties.

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

In the markets outside of our original eight county service area our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

Individuals become subscribers of our dental plans through their employers. Qualified family members of these subscribers become members through such individuals. Employers may pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Fully-Insured Dental

Our fully-insured dental products segment includes our Dental Care Plus dental HMO plan, our DentaSelect dental PPO plan and our DentaPremier dental indemnity plan.

Dental Care Plus—Under our dental plans, premiums are paid to Dental Care Plus by the employer, and members receive access to our dentist network in their region. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO, however it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Covered dental services are segmented into three categories: preventive, basic and major services, typically covered at 100%, 80% and 50%, respectively. In most cases, each member has a $1,000 annual maximum benefit and $1,000 lifetime orthodontia maximum benefit. For the year ended December 31, 2009, fully-insured dental HMO premiums totaled approximately $37.8 million, or 53.7% of our total premiums and ASO fees.

DentaSelect—Our dental PPO product, DentaSelect, is underwritten by Dental Care Plus and has been administered by Dental Care Plus and by an independent third party administrator (“TPA”). DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Employers and their participating employees typically share the cost of premiums in various contribution proportions. For the year ended December 31, 2009, fully-insured dental PPO premiums totaled approximately $6.2 million, or 8.8% of our total premiums and ASO fees. The Company will continue to gradually transition the administration of this product in house.

DentaPremier—We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. We introduced this plan because many Ohio, Kentucky and Indiana employer groups have employees in other states performing sales or service functions. DentaPremier is a traditional dental indemnity plan that allows members to use any dentist they wish. Employers and their participating employees typically share the cost of premiums in various contribution proportions. As with our dental HMO products, members are responsible for paying standard deductible amounts and co-payments. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2009, approximately 81% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2009, fully-insured dental indemnity premiums totaled approximately $1.3 million, or 1.9% of our total premiums and ASO fees. Approximately 19% of our dental indemnity members are still underwritten by a third-party insurance carrier and we received administrative fees of approximately $49,000 in 2009.

Self-insured Dental

Our self-insured dental segment includes only our ASO dental HMO, dental PPO products and dental Indemnity, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO product, employers pay claims from non-network dentists based on a maximum allowed fee schedule. The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. This product is offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing substantially all of the cost of dental benefits. For the year ended December 31, 2009, self-insured revenue totaled approximately $24.7 million, or 35.0% of our total premiums and ASO fees.

Corporate, All Other

We offer dental PPO, dental indemnity and vision PPO benefit plans that are underwritten by third-party insurance carriers that are included in our corporate, all other segment. Our subsidiary, Insurance Associates Plus, is an insurance agency licensed in Ohio, Kentucky and Indiana that markets our third-party dental PPO and vision benefit products. Insurance Associates Plus earns commissions and administrative fees based on members enrolled in the dental PPO and vision benefit plans. Our vision benefit PPO product, Vision Care Plus, is underwritten by a third-party insurance carrier and administered by an independent TPA. Members can access both network and out-of-network vision care providers and are subject to fixed co-payments and benefit limits. Premium cost is typically shared by employers and their participating employees in various contribution proportions. We began offering Vision Care Plus in 2005 to Dental Care Plus employer groups whose existing contracts are up for renewal as well as to new employer groups.

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers collectively aggregated approximately $417,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2009.

Seasonality of Dental Service Utilization

Based on our healthcare service expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare service expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2007 and 2008 our quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter. However, in 2009 our quarterly healthcare services expense was slightly above average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	Healthcare Service Expense
	2009		2008		2007
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM
First Quarter	14,326	19.43	12,922	18.87	12,144	18.78
Second Quarter	14,437	19.54	13,017	18.32	11,356	17.96
Third Quarter	15,557	20.69	14,157	18.52	12,620	18.39
Fourth Quarter	13,721	17.77	13,030	17.49	11,383	17.44

Claims are high in the first and second quarter because almost all of our employer-sponsored benefits reset on January 1. The third quarter claim level is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year.

Business Strategy

Our objective is to become one of the largest providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer group customers, acquiring other similar dental plans, adding more participating dentists to our provider networks and increasing our product offerings. We intend to further develop the use of dental indemnity and PPO products as a means to grow membership sufficient to recruit dentists into our dental provider network.

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

Membership Retention—Employers generally contract with our dental HMO plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a fully-insured retention rate of approximately 91.7% in 2009, compared to retention rates of 99.0% and 97.3% in 2008 and 2007, respectively.

Group Billing and Collection—We dedicate significant resources to achieving prompt and accurate billing for premiums, reimbursement for self-insured claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service—We provide customer service to employer group administrators, members, and dentists. Customer service representatives respond promptly to employer, member and provider staff inquiries regarding member identification cards, benefit determinations, eligibility, benefit verification and claims payments. We strive to answer questions in one phone call. We monitor key customer service statistics in order to maintain positive customer relationships with all constituencies.

Information Technology—Our dental plan administration system allows us to easily adapt to benefit changes sought by employer groups. Our system also allows for increased efficiencies and costs savings in the functional areas of group marketing, enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, electronic group billing, and automated cash application. With this system, we have experienced an increase in the percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, security, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

Dentist Networks

We maintain dental networks comprised of dentists who have contracted with Company subsidiaries. As of December 31, 2009, we had provider contracts with 2,441 dentists operating out of 2,529 dentist office locations. Of these participating dentist office locations, there are 1,258 in Ohio, 945 in Kentucky, 133 in Indiana, and 193 in other states. Of the 2,441 participating dentists, 621 are shareholders who each own one Class A voting redeemable common share.

We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we work to recruit specific dentists to which their employees desire to have access.

Before a dentist can become a participating provider, we engage in extensive due diligence on the dentist’s professional licenses, training and experience, and malpractice history. The dentist must also be recommended by our Clinical Affairs Committee consisting of five experienced dentists who are members of our Board of Directors (the “Board”).

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

Participating dentists are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on a maximum allowable fee schedule we have developed or the actual fee charged by the dentist, whichever is less. In the case of our dental HMO, reimbursements to dentists are subject to a percentage withhold of the amount payable to the dentist. At the end of each fiscal year, our Board evaluates the performance of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines the amount of the withhold that should be returned to dentists, if any. If we have met our capital and surplus requirements as prescribed by the Ohio Department of Insurance (see “State Regulations” and “Federal Regulations” below) and have the necessary funding to support our strategic objectives, the Board may authorize a provider withhold payment, although there is no requirement to authorize such withhold return.

Our networks are important to the success of our dental HMO and dental PPO plans. We have a dedicated provider relations department that communicates with network dentists and performs periodic credentialing and re-credentialing of each participating dentist.

Employees

At December 31, 2009 we employed 59 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Sales and Marketing

Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other bases. These include commission bonuses based on sales that attain certain levels or involve particular products. We also pay additional commissions based on aggregate volumes of sales involving multiple customers.

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

Our Board of Directors appoints a committee of dentists to determine that the utilization review program is being adhered to and updated as appropriate. The Clinical Affairs Committee is charged with reviewing service patterns of providers and requests for pretreatment estimates that do not clearly meet Company standards.

The Clinical Affairs Committee is also charged with retrospective review of covered services provided by dentists to determine whether the frequency and nature of the services are in compliance with standards adopted by the Clinical Affairs Committee. The Clinical Affairs Committee may recommend that the participating agreement of a dentist who is not in compliance with these standards be terminated, suspended or not renewed, or that benefits paid to the provider for particular services rendered by him or her be reduced.

Credentialing

The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state department of insurance or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board of Directors for consideration and appropriate action.

Risk Management

We assess risks that may affect the Company’s financial results, operational capability, delivery of service and products to employer groups and plan members, and other significant risks. We evaluate industry trends, information technology changes and our operating efficiencies and results. The Company performs ongoing risk assessments and implements various measures to manage and mitigate identified risks. The Board of Directors has delegated responsibility for risk oversight to the Audit Committee. Periodically, the Audit Committee reviews the Company’s risk assessment and discusses with Company management, significant financial and non-financial risks and the steps management has taken to monitor and mitigate such risks (See Item 1A-Risk Factors).

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with full-line dental only plans, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. Our primary competitors are Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network dentists. Additional major competitors include national insurance companies such as Guardian, Met Life, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees, and members are not restricted to participating dentists. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Lenscrafters. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

In 2009, our dental membership in Southwestern Ohio decreased from approximately 211,000 members as of December 31, 2008 to approximately 203,600 members as of December 31, 2009. Dental membership in Northern Kentucky decreased from approximately 21,000 members at December 31, 2008 to approximately 18,700 at December 31, 2009. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider network, competitive pricing and customer service.

We have approximately 23,400 total members in the Dayton and Springfield, Ohio market. We have developed a provider network in Dayton, Ohio that includes approximately 78% of the licensed dentists in the area. Since the introduction of the DentaSelect PPO product in 2005, our relationships with brokers in this area have improved, and we have added a significant number of employer groups. As of December 31, 2009, we had approximately 17,300 dental PPO members and approximately 6,100 dental HMO and indemnity members in the Dayton and Springfield market. As of December 31, 2008, we had approximately 11,600 dental PPO members and approximately 1,900 dental HMO and indemnity members in the Dayton and Springfield market.

As of December 31, 2009 we have a network of approximately 900 dentists which represents approximately 42% of the licensed dentists in Central Kentucky. In addition, we have been building insurance broker relationships in Central Kentucky and have been quoting on new employer groups in this market. As of December 31, 2009, we had approximately 800 group dental HMO members and approximately 13,400 group dental PPO members in our Central Kentucky market.

Customers

During 2009, approximately 9% of our total revenue was generated by four fully-insured employers. Also during 2009, approximately 11% of our total revenue was generated by two self-insured employers. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our customers signs a standard form agreement, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form agreements for fully-insured customers—one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form agreements are for one year terms and automatically renew for additional one-year terms. Certain agreements extend for a two-year term. The employer group customers may terminate our fully-insured customer contracts by giving 30 days’ prior written notice, yet the fully-insured customer contracts are non-cancelable by the Company during the one-year or two-year contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving 60 days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each one year term, and may only be increased at renewal.

Insurance Regulations

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

Dental Care Plus is dually licensed as a life and health insurance company and a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky and as a life and as a health insurance company and a dental HMO in Indiana. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, or taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

DCP Holding Company is a licensed third party administrator (“TPA”) in Ohio, Kentucky and Indiana. Insurance Associates Plus is licensed in Ohio, Kentucky, Indiana and Illinois as an insurance agency. As such, it is required to have at least one insurance agent licensed in each of those states. If Insurance Associates Plus fails to meet this requirement in Ohio, Kentucky, Indiana or Illinois, its license could be revoked by the state. Adenta is licensed as a life and health insurance agency in Kentucky and Indiana. Recent changes to Kentucky law have lessened the regulatory requirements applicable to Adenta, including elimination of the requirement to file annual reports with the Kentucky Office of Insurance.

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

•

If a company’s total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its RBC (the “Authorized Control Level”), the regulatory authority may place the company under the regulatory authority’s control.

•

If a company’s total adjusted capital is less than or equal to 70 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under the regulatory authority’s control.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2009 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Government Regulations

Our management proactively monitors compliance with governmental laws and regulations affecting our Company. We are unable to predict how existing federal or state laws and regulations may be changed, what additional laws or regulations affecting our business may be enacted or proposed, when and which of the proposed laws will be adopted or the effect of any such new laws and regulations will have on our results of operations, financial position, or cash flows. For a description of material current activities in the federal and state legislative areas, see the “Item 1A—Risk Factors” in this report.

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

The current state of the national economy and any adverse changes in the market conditions that are exacerbated by the financial credit situation could adversely affect our customers. As a result, our employer group customers may seek to control their employee benefit costs including their dental plan benefits, which may lead to limited rate increases, fewer new sales and the loss of some dental plan membership. These factors may affect the Company’s revenue in the near-term.

Our business is dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2009, approximately 9% of our total revenue was generated by four fully-insured employer groups and approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2009, approximately 51% of our business was generated by five independent brokers, one of which was responsible for generating approximately 28% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant net losses.

Because our premiums are fixed by contract, we are unable to increase our premiums during the contract term if our claims costs exceed our estimates. Dental services utilization by members of our fully-insured dental plans may be higher than expected, resulting in higher than anticipated healthcare services expense and a reduction in our net income.

The fully-insured dental plans offered by Dental Care Plus, our largest subsidiary, are pre-paid by participating employers in amounts based on our actuarial projections that are used to establish premium rates for such plans. As a result, the premiums received by Dental Care Plus from participating employers do not fluctuate based on quantity or cost of services utilized by members. We bear the risk that premiums we have established will not be adequate to cover the cost of services provided to members of our fully-insured dental plans and our related operating expenses. If our claims costs exceed our estimates, we will be unable to adjust the premiums we receive under our current contracts, which may result in a decrease in our net income.

Our customers’ decisions to transition from a fully-insured to a self-insured dental plan or from a self-insured to a fully-insured dental plan could result in lower gross margins and increased costs.

During 2009, a number of fully-insured dental members shifted to our self-insured dental products. Additionally, a number of self-insured members shifted to our fully-insured dental products. If our customers continue to shift from a fully-insured dental product to a self-insured dental product, our dental gross margin may decrease. If our customers shift from a self-insured dental product to a fully-insured dental product, our capital and surplus requirements will increase. In both instances, we may incur significant transitioning cost.

The financial strength rating assigned to Dental Care Plus may be downgraded, which could result in a loss of employer groups and insurance brokers, which may, in turn, cause our premium revenue to decline.

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B- (Fair) rating was affirmed in January 2006, April 2007, May 2008 and again in June 2009. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental HMO products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

We operate in a highly competitive environment. We compete for employer groups principally on the basis of the size, location and quality of our provider network, premium rates, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a dental plan. Many other organizations with which we compete have substantially greater financial and other resources than we do. For example, our competitors include Delta Dental of Ohio, which has an A.M. Best rating of A- (Excellent) and Delta Dental of Kentucky, which has an A.M. Best rating of NR-5 (Not Formally Followed). In addition, we compete with national insurance carriers such as Metropolitan Life and Guardian, which have A.M. Best ratings of A+ (Superior) and A++ (Superior), respectively. Given the higher ratings and financial strength of many of our competitors, we may encounter difficulty in increasing or maintaining our dental membership in the future.

We are subject to substantial government regulation. New laws or regulations, changes in existing laws or regulations and changes in public policy could adversely affect the markets for our products and our profitability.

Public Policy—It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company. These policy changes could include the federal or state governments assuming a larger role in the health care industry or reforms such as universal health care regulation or the availability of a government sponsored health plan. Legislative and regulatory proposals that would significantly reform the health care system are currently pending in many states and could be advanced at the federal level by the executive branch or U.S. Congress as early as 2010. Changes in public policy could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position even if we correctly predict their occurrence.

HIPAA—The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorized the U.S. Department of Health and Human Services (“HHS”) to adopt a series of regulations designed to simplify the exchange of information electronically between health plans and health care providers and to promote efficiency within the health care industry, as well as to protect the confidentiality and security of individually identifiable health information. Pursuant to this authority, HHS has adopted a series of regulations which are applicable to “Covered Entities,” which include health care providers, health plans and health care clearinghouses (collectively the “HIPAA Regulations”). Failing to comply with these HIPAA Regulations could result in significant civil penalties.

ARRA—The American Recovery and Reinvestment Act of 2009 (“ARRA”) contained several changes to the privacy and security rules under HIPAA. These changes are contained in the Health Information Technology for Economic and Clinical Health Act (the “HITECH” Act) provisions of the ARRA, and apply to all entities subject to the HIPAA privacy rules, including group health plans sponsored by employers. First the HITECH Act makes several provisions of the HIPAA privacy and security rules directly applicable to the business associates of a group health plan. In addition, the HITECH Act contains notification rules that apply when there is a breach of the privacy rules due to an improper disclosure of unsecured PHI. Generally, if a covered entity such as a group health plan discovers that an improper disclosure of unsecured protected health information (“PHI”) has occurred, the covered entity must notify the affected individuals whose PHI was breached. Covered entities must also notify the Department of Health and Human Services (“HHS”) of breaches and, if a breach affects more than 500 residents of a State or jurisdiction, the covered entity must provide notice of the breach to a prominent media outlet serving the State or jurisdiction. In addition, a business associate must notify a covered entity when it discovers a breach of unsecured PHI. Failing to comply with the breach notification rules could result in significant civil penalties.

GLBA—The Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act,” or “GLBA”) contains privacy provisions and introduced new controls over the use of an individual’s nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA that became effective in July 2001 require a financial institution to provide written notice of its privacy practices to all of its customers. In addition, a financial institution is required to provide its customers with an opportunity to opt out of certain uses of their non-public personal information. Failing to comply with GLBA Regulations could result in significant civil penalties.

Our business is heavily regulated by the states in which we do business, and our failure to comply with regulatory requirements could lead to a loss of our authority to do business in such states.

Our business is subject to substantial government regulation, principally under the insurance laws of Ohio, Kentucky and Indiana. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance commission. With respect to our fully-insured dental products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million according to the regulations for the state of Ohio. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the Ohio, Kentucky and Indiana insurance regulatory agencies, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in Ohio, Kentucky and Indiana, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus.

A decrease in the working capital and liquidity of our business may have an adverse affect on our ability to meet debt service requirements.

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

Our business is highly concentrated in a limited geographic area and adverse economic conditions within the markets in which we do business could impair or reverse our growth trends and have a negative affect on our premium revenue and net income.

The operations of our subsidiaries are concentrated in the Southwestern Ohio, Northern Kentucky and Central Kentucky markets, although our primary operations are in Southwestern Ohio. A prolonged regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental coverage on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None

ITEM 2.	PROPERTIES

We currently maintain our principal place of business at 100 Crowne Point Place, Sharonville, Ohio 45241, which we own. We occupy approximately 60% of this property. The remaining amount, approximately 40%, is leased to third-party tenants. We believe that our existing facility is adequate to support our business.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	(RESERVED)

EXECUTIVE OFFICERS

Each of our executive officers is appointed to serve a one-year term. Anthony A. Cook is the only executive officer that has an employment agreement with the Company.

The name and age of each of the present officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 59, President, Chief Executive Officer and Director. Mr. Cook has been President and Chief Executive Officer since February 2001 of Dental Care Plus and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., CPA, MBA, 50, Vice President-Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the

Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

In addition to the foregoing executive officers, Ann Young is a significant employee of the Company:

Ann Young, 47, Chief Sales and Marketing Officer. Ms. Young has been Chief Sales and Marketing Officer of the Company and Dental Care Plus since October 2004. Prior to joining the Company, Ms. Young managed her own consulting firm, COACHLOGIC, from 2002 to 2004. She was also Senior Vice President of Sales and Marketing at Emerald Health Network in Cleveland, Ohio from 1999 to 2002 and Vice President of National Sales at The Chandler Group from 1991 to 1998. Ms. Young is a graduate of Kent State University and holds dual degrees in psychology and business administration. She is an active member of the International Coach Federation, the International Association of Coaching, and the Greater Cincinnati Professional Coaches Association.

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

Holders

As of December 31, 2009, there were 621 holders of Class A Redeemable Common Shares and 643 holders of Class B Redeemable Common Shares.

Dividend Policy

We have not declared or paid cash dividends relative to our Class A Redeemable Common Shares or our Class B Redeemable Common Shares and do not anticipate paying cash dividends on these shares.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

In December 2009, the Company sold 10 Class B redeemable common shares to one participating dentist at a price of $633.21 per share, the book value of a redeemable common share at November 30, 2009.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of a Company redeemable common share was $636, $672, $601, $532, and $518 at December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

Purchases of Equity Securities

We repurchased and retired one Class A Redeemable Common Share and 35 Class B Redeemable Common Shares during the three months ended December 31, as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1– October 31, 2009	0		12	(a)	$601.78	0	N/A
November 1 – November 30, 2009	1	(a)	11	(a)	$614.73	0	N/A
December 1 – December 31, 2009	0		12	(a)	$633.21	0	N/A

(a)	Repurchased from provider shareholder retirees in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this registration statement.

	(All amounts in thousands, except earnings per Redeemable Common Share.)
	2009	2008		2007	2006	2005
Premium revenue	$70,475	$66,207		$59,950	$51,587	$44,857
Investment income	99	223		269	198	104
Other income	72	80		94	305	221
Net income (loss) on redeemable shares	(289)	615		604	103	467
Total assets	34,537	35,521	(1)	12,285	12,799	12,250
Mortgage and capital lease obligations	1,020	1,159		1,576	1,631	1,889
Redeemable preferred shares	196	—		—	—	—
Cash dividends declared, common	—	—		—	—	—
Basic earnings (loss) per redeemable common share	$(37.27)	$72.71		$72.88	$12.59	$55.14
Diluted earnings (loss) per redeemable common share	$(37.27)	$72.71		$72.50	$12.59	$55.14

(1)

Total assets increased to approximately $35,521 in 2008 from approximately $12,285 in 2007, which is the result of the amendment of its fully-insured customer contracts to be non-cancelable by the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2009, we had approximately 277,200 members in our dental and vision benefit programs with 2,441 dentists participating in our networks of providers.

We manage our business with three segments: fully-insured dental, self-insured dental, and corporate, all other. Corporate, all other consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups.

The results of our fully-insured and self-insured dental segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the gross profit of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

Many factors have an effect on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure, and to accurately and consistently establish competitive premiums, ASO fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population, the tort liability system, and government regulations.

Profitability Strategy

Our strategy focuses on providing solutions for employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. We expect our dental PPO and indemnity products to be important drivers of growth in the years ahead.

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

In our original eight county service area, our non-exclusive dental HMO provider network includes approximately 95% of the dental providers in the market. In that market our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features. Because of the broad provider network and our professional support services to employers, our fully-insured dental HMO is priced higher than other dental HMOs and has premium rates more equivalent to competitor dental PPOs.

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

Healthcare services expense has increased for both the fully-insured dental segment and the self-insured dental segment. We have reviewed and adjusted our provider fee schedules where appropriate. Insurance expenses increased significantly in 2009, 2008 and 2007 in connection with our expansion into Dayton, Ohio and Central Kentucky with new dental indemnity and dental PPO products. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for more closely managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings through productivity and technology improvements.

Highlights

•

We had a net loss of approximately $(289,000) for the year ended December 31, 2009 compared to net income of approximately $615,000 for the year ended December 31, 2008. The decrease in net income is primarily the result of a 2.5% increase in fully-insured healthcare services utilization. The fully-insured healthcare services utilization increase was primarily due to a 4.7% increase in preventive dental services utilization and a 1.4% increase in basic dental services utilization. A higher percentage of our fully-insured members received dental services in 2009. Given this higher level of utilization that may continue, we are reevaluating our rating and underwriting practices to achieve a loss ratio consistent with our historical performance. In addition, we believe some employees of our existing employer group customers and their dependents utilized preventive and basic dental services prior to losing their coverage. We incurred healthcare service expense for those services with no subsequent premium revenue for these members, which adversely affected our gross profit level.

•

Our dental and vision products grew by approximately 9,400 members, or 3.5%, from 267,800 members at December 31, 2008 to 277,200 members at December 31, 2009. Despite the loss of a large self-insured employer group effective January 1, 2009 that represented approximately 15,700 members and the loss of approximately 12,700 fully-insured dental HMO members due to employer groups that did not renew their contracts and employee reductions at renewed employer groups, our marketing and sales team obtained approximately 37,800 new dental and vision members in 2009. Our membership at December 31, 2009 includes approximately 32,400 members in our DentaSelect dental PPO offering.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our financial statements and related changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain critical accounting policies and estimates have an impact on our financial statements.

Comparison of Results of Operations for 2009 and 2008

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2009 and 2008 (in thousands, except for membership data and percentage change):

	2009	2008	CHANGE
Membership:
Fully-insured dental	171,100	155,000	10.4%
Self-insured dental	87,600	98,100	(10.7)%
Corporate, All Other	18,500	14,700	25.9%

Total membership	277,200	267,800	3.5%

Premium revenue:
Fully-insured dental	$45,355	$40,321	12.5%
Self-insured dental	24,703	25,451	(2.9)%
Corporate, All Other	417	435	(4.1)%

Total premium revenue	70,475	66,207	6.4%

Investment income:
Corporate, All Other	99	223	(55.6)%

Other income:
Corporate, All Other	72	80	(10.0)%

Healthcare service expense:
Fully-insured dental	37,018	31,576	17.2%
Self-insured dental	21,288	22,014	(3.3)%

Total healthcare service expense	58,306	53,590	8.8%

Insurance expenses:
Corporate, All Other	12,735	11,946	6.6%

Income tax (benefit) expense:
Corporate, All Other	(106)	359	(129.5)%

Summary

Net income (loss) on redeemable shares was approximately $(289,000) and $615,000 for the years ended December 31, 2009 and 2008, respectively. Basic earnings (loss) per redeemable common share was $(37.27) and $72.71 at December 31, 2009 and 2008, respectively. The decrease in net income on redeemable shares primarily resulted from an increase in total healthcare services expense as a percentage of total premium revenue from 80.9% in 2008 to 82.7% in 2009. In addition, insurance expense as a percentage of total premium revenue increased from 18.0% in 2008 to 18.1% in 2009.

Membership

Our fully-insured membership increased approximately 16,100 in 2009. Our fully-insured dental HMO membership increased approximately 4,200 members, or 3.2%, from 131,200 at December 31, 2008 to 135,400 at December 31, 2009. This membership increase is attributable to new fully-insured dental HMO sales in the Cincinnati and Northern Kentucky market of approximately 16,900 members, offset by a decrease in fully-insured dental HMO membership of 12,700 members that did not renew their contracts with Dental Care Plus in the last 12 months. Our fully-insured indemnity membership increased by approximately 600 members, or 13.3%, from approximately 4,500 members at December 31, 2008 to approximately 5,100 members at December 31, 2009. In addition, our fully-insured dental PPO membership increased by approximately 11,300 members, from approximately 19,300 members at December 31, 2008 to approximately 30,600 members at December 31, 2009.

Our self-insured dental membership decreased approximately 10,500 members, or 10.7%, from approximately 98,100 members at December 31, 2008 to approximately 87,600 members at December 31, 2009. This membership decrease was primarily due to the loss of one large self-insured employer group with approximately 15,700 members, offset by new self-insured sales of approximately of 5,200 members.

Our corporate, all other membership increased by approximately 3,800 members. This membership was primarily due to the increase in our vision membership underwritten by a third-party insurance carrier.

Revenue

	(All amounts in thousands)
	2009	2008	Total Dollar Change	Revenue Change Volume	Revenue Change Rate
Fully-Insured DHMO Premium	$37,842	$36,149	$1,693	$957	$736
Fully-Insured Dindemnity Premium	1,341	1,192	149	103	46
Fully-Insured DPPO Premium	6,172	2,980	3,192	3,075	117

Total Fully-Insured Premium	$45,355	$40,321	$5,034	$4,135	$899

Fully-insured dental premium increased approximately $5,034,000 in 2009. An increase in fully-insured membership volume in 2009 resulted in an increase in fully-insured dental premiums of $4,135,000. Fully-insured dental premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $899,000 in fully-insured dental premium.

Fully-insured dental HMO premium revenue increased approximately $1,693,000 in 2009, from approximately $36,149,000 in 2008 to approximately $37,842,000 in 2009. This increase is primarily due to the 2009 new sales of the fully-insured dental HMO product discussed above, offset by the fully-insured dental HMO membership decrease due to employer groups that did not renew their contracts in 2009. Fully-insured dental indemnity premium revenue increased by approximately $149,000, or 12.5%, from approximately $1,192,000 in 2008 to approximately $1,341,000 in 2009. Fully-insured dental PPO premium revenue increased by $3,192,000, or 107.1%, from approximately $2,980,000 in 2008 to approximately $6,172,000 in 2009 primarily due to the increase in fully-insured dental PPO membership discussed above.

	(All amounts in thousands)
	2009	2008	Total Dollar Change	Volume Change (Loss of Large Employer Group)	Volume Change (New Sales)	Rate Change
Self-Insured Claim Revenue	$23,451	$24,102	$(651)	$(4,848)	$2,131	$2,066
Self-Insured ASO Fees	1,252	1,349	(97)	(271)	119	55

Total Self-Insured Revenue	$24,703	$25,451	$(748)	$(5,119)	$2,250	$2,121

Total self-insured revenue decreased approximately $748,000 in 2009 compared to 2008. Self insured revenue decreased by approximately $5,119,000 due to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease was offset by an increase in self-insured revenue of approximately $2,250,000 due to new self-insured sales and by an increase of approximately $2,121,000 attributable to an increase in self-insured ASO fee rates, a provider fee schedule increase implemented in April of 2009, an increase in dental service utilization by our self-insured members in 2009 compared to 2008 and the run out claims of the self-insured group that did not renew its contract. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue decreased approximately $651,000, or 2.7%, from approximately $24,102,000 in 2008 to approximately $23,451,000 in 2009. Self-insured claim revenue decreased by approximately $4,848,000 due to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease was offset by an increase of approximately $2,131,000 related to new self-insured sales and an increase of approximately $2,066,000 related to an increase in dental service utilization by our self-insured members in 2009 compared to 2008, a provider fee schedule increase implemented in April of 2009 and the run out claims of the self-insured group that did not renew its contract.

Self-Insured ASO Fees—Self-insured ASO fees decreased approximately $97,000, or 7.2%, from approximately $1,349,000 in 2008 to approximately $1,252,000 in 2009. This decrease is primarily attributable to the decrease of approximately $271,000 related to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease was offset by an increase of approximately $119,000 related to new self-insured sales and an increase of approximately $55,000 related to a small increase in the average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, all other premium revenue decreased by approximately $18,000, or 4.1%, from approximately $435,000 in 2008 to approximately $417,000 in 2009.

Investment Income

Investment income decreased approximately $124,000, or 55.6%, from approximately $223,000 in 2008 to approximately $99,000 in 2009. This decrease is primarily attributable to a decrease in short-term investment interest rates during 2009. In 2008 and 2009, we invested in Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit and money market funds.

Healthcare Service Expenses

	(All amounts in thousands)
	2009	2008	Total Dollar Change	Volume Change	Utilization Change
Total Fully-Insured Healthcare Service Expense	$37,018	$31,576	$5,442	$3,455	$1,987

Fully-insured healthcare services expense increased approximately $5,442,000 in 2009 compared to 2008. A net increase in fully-insured membership volume of 10.4% in 2009 resulted in an increase in fully-insured dental healthcare services expense of approximately $3,455,000. An increase in fully-insured dental healthcare services of approximately $1,987,000 is primarily the result of an increase in fully-insured dental healthcare services expense on a per member per month basis of approximately 4.7% in 2009 for both our new and existing fully-insured membership. A higher percentage of our fully-insured members received dental services in 2009. Also, we believe that certain of our subscribers and their dependents received preventive and basic dental services in 2009 prior to losing their coverage. The fully-insured segment represents approximately 64% of our total dental business in 2009.

Fully-insured dental HMO healthcare services expense increased by approximately $1,979,000, or 7.1%, from approximately $27,953,000 in 2008 to approximately $29,932,000 in 2009. This increase is attributable to the 2.6% increase in fully-insured dental HMO member months in 2009 compared to 2008 and an increase in fully-insured dental HMO healthcare services expense on a per member per month basis of approximately 4.3% in 2009 for both our new and existing fully-insured membership.

Fully-insured dental indemnity healthcare services expense increased by approximately $178,000, or 16.4%, from approximately $1,084,000 in 2008 to approximately $1,262,000 in 2009. Approximately $94,000 of this increase is attributable to the 8.7% increase in fully-insured dental indemnity member months in 2009 compared to 2008. Approximately $84,000 of this increase is attributable to an increase in fully-insured dental indemnity healthcare services expense on a per member per month basis of approximately 7.2% in 2009.

The fully-insured dental PPO healthcare services expense increased by approximately $3,285,000, or 129.4%, from approximately $2,539,000 in 2008 to approximately $5,824,000 in 2009. Approximately $2,620,000 of this increase is attributable to the 103.2% increase in fully-insured dental PPO member months in 2009 compared to 2008. Approximately $665,000 of this increase is attributable to an increase in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 12.9% in 2009.

	(All amounts in thousands)
	2009	2008	Total Dollar Change	Volume Change (Loss of Large Employer Group)	Volume Change (New Employer Groups)	Utilization Change
Self-Insured Healthcare Service Expense	$21,288	$22,014	$(726)	$(4,428)	$1,946	$1,756

Self-insured healthcare services expense decreased by approximately $726,000 in 2009. Self-insured healthcare services expense decreased by approximately $4,428,000 due to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease in self-insured healthcare services expense was offset by an increase of approximately $1,946,000 related to new self-insured employer groups and an increase of approximately $1,756,000 related to an increase in dental service utilization by our self-insured members in 2009 compared to 2008, a provider fee schedule increase implemented in April of 2009 and the run out claims of the self-insured group that did not renew its contract.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $789,000 in 2009. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 18.1% for 2009, increasing 0.1% from the 2008 ratio of 18.0%. Salaries and benefits increased by approximately $160,000, or 4.5%, due to staff pay increases implemented in 2009 and the addition of certain new employees in staff positions. Commissions expense increased approximately $426,000, or 16.9%, due to the higher level of new membership sales. Accounting and auditing expense increased by $47,000, or 20.4%, in 2009 due to additional costs related to our anticipated Sarbanes Oxley Act of 2002 Section 404 (“SOX”) attestation and a new audit of our administrative system based on Statement on Auditing Standards No. 70. Legal fees increased by $81,000, or 39.5%, in 2009 as a result of required state insurance department filings and new product development.

Income Taxes

Our effective tax rate for 2009 of 26.8% decreased 10.0% compared to the 36.8% effective tax rate in 2008. Our 2009 effective tax rate was lower than the federal statutory rate primarily due to permanent tax differences and applicable state and local taxes. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Revenue

	(Amounts in thousands)
	Fully-Insured Change	New Sales Volume	Volume to Self-Insured
Claims Change – Volume	$612	$5,096	$(4,484)

		Renewal and New Sales Rate Change	Rate Change due to Volume moved to Self-Insured
Claims Change – Utilization	$27	$666		$(639)

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

Total self-insured revenue increased approximately $5,638,000 in 2008. This increase is attributable to the 24.2% increase in self-insured dental member months, an increase in self-insured ASO fee rates and a 3.7% increase in self-insured claim revenue on a per member per month basis in 2008 as compared to 2007. The self-insured segment revenue has two components:

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

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, all other premium revenue decreased by approximately $65,000, or 13.0%, from approximately $500,000 in 2007 to approximately $435,000 in 2008. During the first nine months of 2007, the dental indemnity product was underwritten by a third party insurance carrier and we were paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental indemnity administrative fees were approximately $124,000 for 2007 and approximately $42,000 for 2008. Our other dental PPO product is underwritten by third party insurance carriers and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These dental PPO administrative fees decreased by approximately $21,000, or 11.5%, from approximately $182,000 in 2007 to approximately $161,000 in 2008. In addition, our fully-insured vision product is underwritten by a third party insurance carrier and we are paid a portion of its premium in the form of administrative fees that cover our related costs and broker commissions. These vision product administrative fees decreased by approximately $59,000, or 36.2%, from approximately $163,000 in 2007 to approximately $104,000 in 2008.

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

Healthcare Service Expenses

	(All amounts in thousands)
	Fully-Insured Change	New Sales Volume	Volume to Self-Insured
Claims Change—Volume	$481	$4,010	$(3,529)

		Renewal and New Sales Rate Change	Rate Change due to Volume moved to Self-Insured
Claims Change—Rate	$(141)	$345	$(486)

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

Reinsurance

In the normal course of business, the Company ceded portions of its written premium revenue. As such, the Company limits its loss exposure to that portion of the insurable risk that it retains. However, if a reinsurer fails to honor its obligations, the Company could suffer additional losses as the reinsurance contracts do not relieve the Company of its obligations to policyholders. The Company terminated its reinsurance contracts effective May 31, 2008. Dental insurance premiums ceded were approximately $121,000 and $228,000 for the years ended December 31, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $106,000 and $189,000 for the years ended December 31, 2008 and 2007, respectively. The Company has approximately $5,000 and $27,000 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable as of December 31, 2008 and 2007, respectively.

Insurance Expenses

Consolidated insurance expenses increased approximately $702,000 in 2008. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 18.0% for 2008, decreasing 80 basis points from the 2007 ratio of 18.8%. Salaries and benefits increased by approximately $271,000, or 6.6%, due to staff pay increases implemented in 2008 and the addition of one full-time employee in the claims and customer service department. Commissions expense increased approximately $150,000, or 6.3%, due to the increases in membership. Advertising expense for 2008 increased by approximately $128,000, or 45.9%, compared to 2007. This increase was primarily due to a significant advertising campaign in the Louisville, Kentucky market during 2008. Depreciation and amortization expense for 2008 increased approximately $41,000, or 10.1%, compared to 2007. This increase was due primarily to the purchase of new depreciable equipment and computer software in 2008. In 2008, board of directors expense increased approximately $59,000, or 11.3%, as a result of director compensation increases. Interest expense decreased $26,000, or 27.4%. The decrease is primarily attributable to a decrease in the interest expense associated with our capital lease and mortgage obligations as these obligations decreased. The remaining amount of approximately $79,000 is due to various operating expense increases in 2008 as compared to 2007.

Income Taxes

Our effective tax rate for 2008 of 36.8% increased 2.7% compared to the 34.1% effective tax rate in 2007. Our 2008 effective tax rate was higher than the federal statutory rate due to applicable state and local taxes. In addition, in 2007 the Company had a one time decrease due to the change in the uncertain tax positions liability due to settlement of state income taxes and the elimination of certain non-deductible reorganization costs associated with acquiring the Dental Care Plus Life Insurance license. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common shares redemptions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. However, we have used more cash than expected for claim payments in 2009 due to higher than expected dental services utilization in 2009 and the decrease in the elapsed time from dental claims submission to claims payment. Cash increased approximately $4.2 million, or 168.0%, for the year ended December 31, 2009 to approximately $6.7 million at December 31, 2009 from approximately $2.5 million at December 31, 2008. Cash increased approximately $265,000 or 11.7%, to approximately $2.5 million at December 31, 2008 from approximately $2.3 million at December 31, 2007. The change in cash for the years ended December 31, 2009, 2008 and 2007 is summarized as follows (in thousands):

	2009	2008	2007
Net cash provided by (used in) operating activities	$37	$1,660	$(398)
Net cash provided by (used in) investing activities	4,294	(1,642)	(2,365)
Net cash provided by (used in) financing activities	(90)	247	(182)

Increase (decrease) in cash	$4,241	$265	$(2,945)

Cash flow from Operating Activities

In 2009, we generated approximately $37,000 of cash in operating activities. This level of cash flow from operating activities is lower than the cash flow generated from operating activities in 2008. We had a net loss of approximately $(289,000) in 2009, primarily due to a 2.5% increase in fully-insured healthcare service utilization. In addition to our 2009 net loss, other uses of cash include: a decrease in claims payable of approximately $315,000, and a decrease in unearned premium of approximately $647,000 that was offset by a decrease in unbilled accounts receivable of approximately $860,000. The decrease in our claims payable is primarily due to the fact that there was a provider withhold return liability of $464,000 at December 31, 2008 and no provider withhold return liability at December 31, 2009. The decrease in unbilled accounts receivable and a corresponding decrease in unearned premium revenue of approximately $860,000 are the result of some large two-year fully insured dental contracts that expired December 31, 2009. The unearned premium decrease was offset by an increase in unearned premiums received in advance of approximately $213,000. Additional uses of cash included an increase in deferred acquisition costs and an increase in other assets totaling approximately $180,000. Also, we had a non-cash tax benefit related to deferred income taxes of approximately $292,000. These uses of operating cash were offset by non-cash depreciation and amortization expense of approximately $468,000, an increase in deferred compensation liabilities of approximately $275,000, along with a decrease in accrued investment income, a decrease in accounts receivable and an increase in other payables and accruals totaling approximately $156,000.

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

In 2007, we used approximately $398,000 of cash in operating activities mainly due to the reduction of our claims payable liability that resulted from the payment of the majority of our dental claims inventory by the end of 2007. We realized net income of approximately $604,000. In addition to our 2007 net income, we recognized depreciation and amortization of approximately $405,000. Other sources of cash include: increases in our unearned premium, other payables and deferred compensation totaling approximately $598,000. These sources of operating cash were offset by a decrease in our claims payable liability of approximately $1.5 million due to the payments to dental providers on December 31, 2007 that reduced our inventory of reported claims in process, increases in accounts receivable, accrued investment income and other assets totaling approximately $339,000, and deferred income taxes of approximately $144,000.

Cash flow from Investing Activities

In 2009, we invested approximately $245,000 in building improvements, office equipment and computer equipment and software. Also in 2009, approximately $19.2 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $14.6 million in additional FDIC insured certificates of deposit and money market funds. Collectively, this resulted in an increase in cash from investment activities of approximately $4.3 million. Approximately $4.5 million of the increase in cash flows from investing activities was the result of our decision in the fourth quarter to move funds out of money market mutual funds yielding less than 0.1% interest to our checking account where the earnings credit of approximately 0.4% was used to offset bank fees.

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

Cash flow from Financing Activities

In 2009, we paid $120,000 of our outstanding mortgage balance and approximately $19,000 in capital lease payments for our dental administration software. During 2009, we repurchased redeemable common shares with a value of approximately $172,000, which was offset by the issuance of redeemable common shares and provider preferred shares related to our current share offerings with a value of approximately $222,000.

In 2008, we executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on our office building. As of December 31, 2008, there was a principal balance outstanding of $630,000 related to this revolving note. In 2008, we paid $120,000 of our outstanding mortgage balance and approximately $224,000 in capital lease payments for our dental administration software. During 2008, we repurchased redeemable common shares with a value of approximately $68,000, which was offset by the issuance of redeemable commons shares with a value of approximately $28,000.

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

Our mortgage note matures in June 2013. The note requires us to make principal payments of $10,000 per month, and bears interest at a variable rate of 30-day LIBOR plus 1.75%. Our revolving note matures on December 15, 2010 and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

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

In December of each year our Board evaluates the projected pre-tax income of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the implementation and improvements to the dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims submitted by such participating dental provider in relation to the total claims submitted by all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board are accrued in the fourth quarter of the fiscal year. The Board authorized amounts of return of withhold amounting to $0, $464,000, and $650,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Board may authorize aggregate provider withhold payments for calendar years 2011 through 2013 in amounts between 0% and 45% of the total provider withhold returns for future years in relation to the total provider withhold amount for those years. However, the Board will not authorize an aggregate provider withhold payment for any year that would result in an operating loss for the year in review. These forecasted amounts are based on projections of future claims revenues and certain planning assumptions and estimates currently being made with respect to future application of the factors historically considered by the Board in making its determination to authorize the payment of withhold amounts. These planning assumptions reflect management’s current expectations and views about future events and are subject to risks, uncertainties and other factors that could cause actual withhold payment amounts to differ materially from these stated assumptions. Important factors that could cause actual results to differ materially from those being planned for, include, among others: claims exceeding or not meeting our estimates, a threatened or actual downgrade in our financial strength rating, the loss of a significant customer or broker, the loss of a large employer group and an unexpected increase or decrease in dental service utilization by our dental members.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2009 is as follows:

Contractual Obligations	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Long-term debt and interest(1)	$172,026	$318,863	$674,921	—	$1,165,810
Revolving note and interest	641,893	—	—	—	641,893
Operating Leases	172,098	68,193	22,290	—	262,581
Claims Payable	2,316,515	—	—	—	2,316,515

Total	$3,302,532	$387,056	$697,211	—	$4,386,799

(1)

Our swap interest payments are based on a fixed rate of 4.95%. We estimate that we will receive swap interest payments totaling approximately $35,000 based on a variable rate of LIBOR plus 1.75% or 1.98%, as of December 31, 2009.

Off-balance sheet Arrangements

At December 31, 2009, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2010	$172,000
2011	52,000
2012	17,000
2013	15,000
2014 and thereafter	7,000

Total	$263,000

Financial Condition

Our consolidated cash and short term investments were approximately $8.0 million at December 31, 2009. Our consolidated cash and short term investments decreased by approximately $200,000 from approximately $8.2 million as of December 31, 2008.

This decrease in cash and short term investments from December 31, 2008 to December 31, 2009 is primarily due to the net cash used in by financing activities of $90,000, the cash invested in property, plant and equipment of $245,000, offset by the cash generated by operating activities of $37,000. In addition to this decrease in cash and short term investments there was a shift of approximately $100,000 in FDIC insured certificate of deposit investment from long term investments to short term investments during this period.

In 2006 we entered into an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable on the prime rate of borrowing rate of 3.25% at December 31, 2008. In July 2009, we renewed the $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% at December 31, 2009. The Company did not have any interest expense for the line of credit in 2009 or 2008. As of December 31, 2009 and 2008 there was no amount outstanding on this line of credit.

In 2008 we entered into an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest was payable on the prime rate of borrowing rate of 3.25% at December 31, 2008. In August 2009, we renewed the $1,000,000 working capital line of credit. Interest was payable at a variable rate of

LIBOR plus 2.50% and was 2.75% at December 31, 2009. The Company did not have any interest expense for the line of credit in 2009 or 2008. As of December 31, 2009 and 2008 there was no amount outstanding on this line of credit.

On December 15, 2009, we renewed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on our office building. As of December 31, 2009, there was a principal balance outstanding of $630,000 related to this revolving note. This revolving note matures on December 15, 2010, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $172,000, $68,000, and $62,000 of redeemable common shares in the years ended December 31, 2009, 2008 and 2007, respectively. We believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 99% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.

Regulatory RBC Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend.

Dental Care Plus, Inc., an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2009.

We maintained aggregate statutory capital and surplus of approximately $4.9 million as of December 31, 2009 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2010 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings, investment in Dental Care Plus of the earnings of other subsidiaries and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2009 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2009, 2008 and 2007, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2009	2008	2007
Changes in:
Unrealized gain (loss) on investments, net of tax	$(10,088)	$27,235	$5,030
Increase (decrease) in fair value of interest rate swap, net of tax	9,462	(42,885)	(30,096)

Total	$(626)	$(15,650)	$(25,066)

The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $9,462 at December 31, 2009 due to a slight increase in expected interest rates during 2009. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $42,885 at December 31, 2008 due to a decrease in prevailing interest rates during 2008. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $30,096 at December 31, 2007 due to a decrease in prevailing interest rates during 2007. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $23,633 and is included in other payables and accruals at December 31, 2009. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $37,969 as of December 31, 2008 and an asset of $27,009 as of December 31, 2007 and is included in other payables and accruals and other assets at December 31, 2008 and 2007, respectively.

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

Investments

We have classified all of our investments as “available-for-sale.” Accordingly, investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of shareholders’ equity. We invest our excess cash in FDIC insured bank certificates of deposit and money market funds. Each certificate of deposit with an original cost of $100,000 to $200,000 is invested with a separate FDIC-insured financial institution. The quoted market prices of these certificates of deposit are the amounts we would receive if we liquidated them prior to maturity. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to the length of time and the extent to which the fair value has been less than cost, our intent to sell for a period of time sufficient to allow for any anticipated recovery in value, and general market conditions. As of December 31, 2009, there were no other-than-temporary impairments. In the event there was an unrealized loss on an investment that we believed to be other-than-temporary, the loss would be reported in the consolidated statement of operations, instead of in a separate caption of shareholders’ equity. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

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

Unbilled accounts receivable represents the accounts receivable for all remaining future months related to our noncancelable fully-insured dental contracts with a corresponding unearned premium revenue liability. With monthly premium billing, the billed amount is recorded as accounts receivable, and the unbilled accounts receivable is adjusted for the billing of new or renewed contracts.

Goodwill and Intangible Assets

Goodwill arises in business combinations when the purchase price of assets acquired net of liabilities assumed exceeds the fair value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Considerable judgment must be exercised in determining future cash flows and their timing and choosing business value comparables or selecting discount rates to be used in any value computations.

Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment of our intangible assets requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. As with tangible assets, considerable judgment must be exercised.

Liability for Claims Payable

Our estimated liability for claims payable and corresponding healthcare service expense includes claims incurred but not reported (“IBNR”), claims reported but not yet processed and paid and other healthcare services expenses incurred, including estimated costs of processing outstanding claims and actual amounts of accrued but unpaid payments in respect of our Dental Care Plus provider withhold, if any, which is authorized by our Board of Directors. Our estimated liability for claims payable is based primarily on the average historical lag time between the date of service and the date the related claim is paid, taking into account recent trends in payment rates and the average number of incurred claims per covered individual over a rolling 12 month period.

The following table shows our total claims payable liability for the periods indicated and its three components. IBNR represents a substantial portion of our claims payable liability.

	2009		2008
IBNR	$1,332,283	57.5%	$1,134,818	43.1%
Reported claims in process	939,137	40.5%	976,113	37.1%
Other healthcare services expenses payable	45,095	1.9%	520,139	19.8%

Total claims payable liability	$2,316,515	100%	$2,631,070	100%

No provider withhold liability was recognized in December 2009 due to the fact no provider withhold return was authorized by our Board of Directors in December 2009. A provider withhold liability amounting to $464,000 was recognized at December 31, 2008 and is included in other healthcare service expense payable at December 31, 2008.

Between December 31, 2008 and December 31, 2009, our IBNR estimate increased by approximately $197,000 or 17.4%, primarily due to a 10.4% increase in the number of fully-insured members at December 31, 2009 compared to December 31, 2008 and an increase in fully-insured claims on a per member per month basis of approximately 4.7%. Reported claims in process decreased by approximately $37,000, or 3.8%, from December 31, 2008 to December 31, 2009 due to a decrease in the number of days of reported claims in process from 9 days at December 31, 2008 to 6 days at December 31, 2009, offset by the 10.4% increase in the fully-insured members at December 31, 2009 compared to December 31, 2008 and the increase in fully-insured claims on a per member per month basis of approximately 4.7%. The number of days of reported claims in process at year end varies with the timing of our weekly provider claim payment cycle. Other healthcare services expense payable decreased by approximately $475,000, primarily due to the fact that no provider withhold payment was authorized by our Board of Directors in December of 2009. The unpaid provider withhold amount was $464,000 at December 31, 2008.

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

We develop our estimate for claims payable liability using actuarial methodologies primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent period over period by making adjustments for known changes in claim inventory levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table set forth below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of December 31, 2009 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2009	(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2009
(0.50%)		2,434,657	(5%)		2,164,783
0%	(estimate used)	2,316,515	0%	(estimate used)	2,316,515
0.50%		2,238,179	5%		2,475,891

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.

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

The annual provider withhold payment authorized by the Board is recorded in December of the applicable year, resulting in a corresponding increase of claims expense and claims payable liability. Depending on the amount of the provider withhold payment authorized, there may be a material increase in the claims payable liability at year end. At December 31, 2009, our claims payable liability remained at $2,316,515 after no provider withhold payment was authorized by the Board. Safeguarding the financial condition and liquidity of the Company is a material factor considered in the provider withhold payment practices adopted by the Board.

Deferred Acquisition Costs

Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company began deferring policy acquisition costs and amortizing them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,787,000 and $2,632,000 and amortized approximately $2,742,000 and $1,436,000 of these capitalized costs for the year ended December 31, 2009 and 2008, respectively. These amounts are recorded in commission expense and other acquisition costs included in the consolidated statements of operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

Redeemable Preferred Shares

The Board of Directors authorized and approved for issuance the redeemable Provider Preferred Shares-2009 (“Provider Preferred Shares”) Series that includes 5,000 preferred shares of the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares (Class A and/or B). The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the Provider Preferred Shares as redeemable Provider Preferred Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, Provider Preferred Shares are participating securities that share in the net income (loss) or other comprehensive income (loss) as a change to the redemption value of the redeemable Provider Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares.

Redeemable Common Shares

The Company’s Class A and Class B redeemable common shares are owned by participating providers, Company directors and employees. Only participating providers in our service area that includes all counties located in Ohio and Kentucky are eligible to own Class A voting redeemable common shares (See Note 10). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. The Company’s Class A and Class B common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheet outside of permanent shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) that formerly was recorded as a change to Shareholders’ Equity as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Recognition of Premium Revenue

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage, as well as unbilled accounts receivable, are reflected on the accompanying consolidated balance sheet as unearned premium revenue. The Company’s unearned premium revenue was approximately $19,985,000 at December 31, 2009 for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable.

Healthcare Services Expense

Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using the actuarial estimates discussed above. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO are subject to a 10% withhold by us. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. At the end of each year, our Board of Directors determines, in its sole discretion, how much if any of the provider withhold can be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense. Based on our 2009 operating results, a 1% increase in dental services utilization above the anticipated level would translate into an increase in our claims payable liability of approximately $370,000.

Income Taxes

Our accounting for income taxes requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in our financial statements in different periods than those in which the events are recognized in our tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. We record a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized. Our determination of whether a valuation allowance is required is subject to change based on future estimates of the recoverability of our net deferred tax assets.

Effective January 1, 2007, the Company adopted Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Accounting for Uncertainty in Income Taxes also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

New Accounting Standards

In April 2009, FASB issued guidance for determining whether an impairment is other-than-temporary for debt securities, requires bifurcation of any other-than-temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other-than-temporary impairment of debt and equity securities. Under the guidance, an other-than-temporary impairment is triggered if a Company has the intent to sell the security, if is more likely than not that it will be required to sell the security before recovery or it does not expect to recover the entire amortized cost basis. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. This guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, FASB issued guidance that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. This guidance is effective for interim and annual periods ending after June 15, 2009. This new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, FASB issued guidance that sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for periods ending after June 15, 2009. This guidance did not have a material effect on our consolidated financial condition, results of operations or related disclosures.

In June 2009, FASB issued guidance that establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for periods ending after September 15, 2009. This guidance changed the Company’s disclosures, primarily related to references to U.S. GAAP, but did not have a material effect on the Company’s consolidated financial condition and results of operations.

In August 2009, FASB issued guidance that provides additional assistance on measuring the fair value of liabilities. The guidance clarifies that the quoted price for the identical liabilities when traded as an asset in an active market is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use a valuation technique that uses quoted prices or another valuation technique based on the amount an entity would pay to transfer or enter into an identical liability. This guidance did not have a material effect on the Company’s consolidated financial position, results of operations or related disclosures.

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

At December 31, 2009, our investment portfolio consisted solely of FDIC insured bank certificates of deposit and U.S. government security mutual funds. We have evaluated the impact on the fixed maturity portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $11,873 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $5,914 increase in fair value. The certificates of deposit with a cost of $1.8 million December 31, 2009 are all classified as available for sale.

At December 31, 2009, we had a mortgage note with a bank with an outstanding principal balance of $1,020,000 with a variable rate based on LIBOR plus 1.75%. However, in June of 2003 we entered into a variable-to-fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At December 31, 2009, we had a revolving note collateralized by a second mortgage with a bank with an outstanding principal balance of $630,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and redeemable shares, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche LLP

Cincinnati, OH

March 16, 2010

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
INVESTMENTS:
Fixed maturities at fair value, cost of $800,000 and $900,000 at December 31, 2009 and 2008, respectively	$807,461	$909,987
Short-term investments at fair value, cost of $1,204,000 and $5,643,000 at December 31, 2009 and 2008, respectively	1,213,471	5,655,920

Total investments	2,020,932	6,565,907
CASH AND CASH EQUIVALENTS	6,769,186	2,527,946
ACCRUED INVESTMENT INCOME	4,980	21,384
ACCOUNTS RECEIVABLE, net of allowance of $10,863 and $17,172 at December 31, 2009 and 2008, respectively	411,676	455,626
UNBILLED ACCOUNTS RECEIVABLE	19,985,267	20,845,634
DEFERRED ACQUISITION COSTS	1,241,141	1,196,060
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,254,131 and $1,805,789 at December 31, 2009 and 2008, respectively	2,626,033	2,833,495
OTHER ASSETS	1,477,693	1,075,258

TOTAL ASSETS	$34,536,908	$35,521,310

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,316,515	$2,631,070
UNEARNED PREMIUM REVENUE	20,959,114	21,605,647
OTHER PAYABLES AND ACCRUALS	3,226,253	3,164,403
REVOLVING NOTE	630,000	630,000
MORTGAGE LOAN PAYABLE	1,020,000	1,140,000
CAPITAL LEASE OBLIGATION		19,253
DEFERRED COMPENSATION	959,720	684,363

TOTAL LIABILITIES	29,111,602	29,874,736

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 and none at December 31, 2009 and 2008, respectively	196,095
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 621 and 630 at December 31, 2009 and 2008, respectively	394,813	423,241
Class B Redeemable Common Shares, no par value—authorized, 95,000 shares; issued and outstanding, 7,604 and 7,775 at December 31, 2009 and 2008, respectively	4,834,398	5,223,333

Total redeemable shares	5,425,306	5,646,574

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 95,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$34,536,908	$35,521,310

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

	2009	2008	2007
REVENUES
Premium revenue	$70,474,510	$66,207,207	$59,949,897
Investment income	98,951	223,135	269,343
Other income	71,613	79,890	94,012

Total revenues	70,645,074	66,510,232	60,313,252

EXPENSES
Healthcare services expense	58,305,401	53,590,135	48,152,505

Insurance expense:
Salaries and benefits expense	4,607,185	4,383,987	4,112,522
Commission expenses and other acquisition costs	3,198,130	2,591,254	2,659,984
Other insurance expense	4,929,325	4,970,788	4,471,169

Total insurance expense	12,734,640	11,946,029	11,243,675

Total expenses	71,040,041	65,536,164	59,396,180

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	(394,967)	974,068	917,072

PROVISION (BENEFIT) FOR INCOME TAX:
Current	186,293	252,740	456,244
Deferred	(291,997)	106,277	(143,657)

INCOME TAX EXPENSE (BENEFIT)	(105,704)	359,017	312,587

NET INCOME (LOSS) ON REDEEMABLE SHARES	$(289,263)	$615,051	$604,485

BASIC EARNINGS (LOSSES) PER REDEEMABLE COMMON SHARE	$(37.27)	$72.71	$72.88

DILUTED EARNINGS (LOSSES) PER REDEEMABLE COMMON SHARE	$(37.27)	$72.71	$72.50

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE—December 31, 2006	681	$362,853	7,438	$3,963,138
Net income								$604,485				$604,485	$604,485
Change in fair value of interest rate swap (net of income tax benefit of $15,504)										$(30,096)		(30,096)	(30,096)
Unrealized gain on investments (net of income tax of $2,591)										5,030		5,030	5,030

Total comprehensive income													$579,419

Cumulative effect of change in accounting principle (Uncertain Tax Positions)								(5,997)				(5,997)
Class A and B Common Shares issued	1	603	490	265,260
Class A Common Shares exchanged for Class B Common Shares	(20)	(10,527)	20	10,527
Common shares redemptions	(9)	(4,644)	(133)	(69,421)
Accretion of common shares to redemption value		44,318		529,104				(598,488)		25,066		(573,422)

BALANCE—December 31, 2007	653	$392,603	7,815	$4,698,608
Net income								$615,051				$615,051	$615,051
Change in fair value of interest rate swap (net of income tax benefit of $22,093)										$(42,885)		(42,885)	(42,885)
Unrealized gain on investments (net of income tax of $14,032)										27,235		27,235	27,235

Total comprehensive income													$599,401

Class B Common Shares issued			93	$53,145
Class A Common Shares exchanged for Class B Common Shares	(17)	$(10,353)	17	10,353
Common shares redemptions	(6)	(3,648)	(150)	(93,535)
Accretion of common shares to redemption value		44,639		554,762				(615,051)		15,650		(599,401)

BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss								$(289,263)				$(289,263)	$(289,263)
Change in fair value of interest rate swap (net of income tax of $4,874)										$9,462		9,462	9,462
Unrealized loss on investments (net of income tax benefit of $5,198)										(10,088)		(10,088)	(10,088)

Total comprehensive loss													$(289,889)

Redeemable Provider Preferred dividend payable liability								(10,519)				(10,519)
Redeemable Shares issued, net of issuance cost			40	$24,398	330	$197,136
Class A Common Shares exchanged for Class B Common Shares	(3)	$(2,012)	3	2,012
Class B Common Share exchanged for Class A Common Share	1	590	(1)	(590)
Redeemable Shares repurchased	(7)	(4,579)	(213)	(137,815)
Dilution of shares to redemption value		(22,427)		(276,940)		(1,041)		299,782		626		300,408

BALANCE—DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398	330	$196,095	$		$		$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable shares	$(289,263)	$615,051	$604,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	467,650	446,403	405,186
Deferred income taxes (benefit)	(291,997)	106,277	(143,657)
Deferred compensation	275,357	292,956	288,704
Effects of changes in operating assets and liabilities:
Accrued investment income	16,404	13,208	(16,934)
Accounts receivable	43,950	105,254	(173,084)
Unbilled accounts receivable	860,367	(20,845,634)
Reinsurance recoverable on paid losses		26,500	(25,733)
Deferred acquisition costs	(45,081)	(1,196,060)
Other assets	(134,665)	37,542	(149,279)
Claims payable	(314,555)	140,819	(1,497,340)
Unearned premium revenue	(646,533)	20,939,236	78,448
Other payables and accruals	95,774	978,694	231,270

Net cash provided by (used in) operating activities	37,408	1,660,246	(397,934)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(14,613,318)	(20,229,471)	(20,245,906)
Sales and maturities of investments	19,152,207	18,908,491	18,018,286
Acquisition of property and equipment	(244,850)	(321,212)	(137,497)

Net cash provided by (used in) investing activities	4,294,039	(1,642,192)	(2,365,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of revolving note		630,000
Mortgage loan repayments	(120,000)	(120,000)	(120,000)
Repayment of capital lease	(19,253)	(223,624)	(210,486)
Repayment of note payable			(55,417)
Repurchase of redeemable shares	(172,488)	(67,550)	(62,174)
Redeemable shares issued, net of issuance costs	221,534	28,178	265,863

Net cash provided by (used in) financing activities	(90,207)	247,004	(182,214)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,241,240	265,058	(2,945,265)
CASH AND CASH EQUIVALENTS—Beginning of period	2,527,946	2,262,888	5,208,153

CASH AND CASH EQUIVALENTS—End of period	$6,769,186	$2,527,946	$2,262,888

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$61,000	$69,000	$95,000
Cash paid for income taxes	391,000	218,000	335,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$62,170	$97,183	$62,644
Dividends payable (in other payables and accruals)	10,519
Redeemable common shares issued in lieu of cash payment of deferred compensation		24,967
Class A redeemable common shares exchanged for Class B redeemable common shares	2,012	10,353	10,527
Class B redeemable common shares exchanged for Class A redeemable common shares	590

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 AND 2008 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009, 2008 and 2007

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is owned and controlled by 621 dentists who participate in our Dental Care Plus products. The Company offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans and vision benefit plans. As of December 31, 2009, the Company had approximately 261,600 members in its dental benefits programs with 2,441 dentists participating in its two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition, the Company had approximately 15,600 members in its vision benefit programs. The Company markets its products through a network of independent brokers.

The Company’s products consist primarily of dental HMO, PPO and indemnity plans, with dental HMO products constituting 88.3% of its total revenues. Substantially, all of the Company’s products are marketed to employer groups. The Company’s business model allows it to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of the Company’s participating dentists. The dental benefit products the Company offers currently vary depending on geographic market.

As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products. Beginning October 1, 2007, the Company transitioned the majority of its employer groups with dental indemnity products underwritten by a third-party insurance carrier to dental indemnity products underwritten by Dental Care Plus. As of June 1, 2008, the Company transitioned the majority of its employer groups with dental PPO products underwritten by a third-party insurance carrier to dental PPO products underwritten by Dental Care Plus.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investments—The Company invests primarily in certificates of deposit and a money market mutual fund. The Company classifies all investments as available-for-sale. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method. Management follows a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to the length of time and the extent to which the fair value has been less than cost, the Company’s intent and ability to retain a security for a period adequate to recover its cost, and general market conditions. The Company’s impairment policy for fixed-maturity securities states that other-than-temporary impairment is considered to have occurred (1) if the Company intends to sell the impaired fixed maturity security; (2) if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.

Property and Equipment—Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The building and the building improvements have useful lives of 27 years and 15 years, respectively. Furniture and fixtures have useful lives of 5 years, and computer equipment and software have useful lives of up to 3 years. Maintenance and repair cost are expensed as incurred. If an impairment exists, a loss is recorded as the amount by which the carrying value of the asset exceeds its fair value.

The Company reviews property and equipment for impairment whenever events or changes in circumstances, such as significant decreases in market values of assets, changes in legal factors or in the business climate, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct an asset, or other such factors indicate that the carrying amount may not be recoverable.

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $291,000 and $298,000 at December 31, 2009 and 2008, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

Goodwill and Intangible Assets—Goodwill arises in business combinations when the purchase price of net assets less liabilities assumed acquired exceeds the fair value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. Management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Professional judgment must be exercised in determining future cash flows, timing and business valuation comparables or selecting discount rates to be used in any valuation assessments.

Business acquisitions often result in recording identifiable intangible assets. Identifiable intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, identifiable intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment of the Company’s intangible assets requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. Effective May 1, 2008, the Company began deferring policy acquisition costs and amortizing them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,787,000 and $2,632,000 and amortized approximately $2,742,000 and $1,436,000 of these capitalized costs for the year ended December 31, 2009 and 2008, respectively. These amounts are recorded in commission expense and other acquisition costs included in the consolidated statements of operations. Prior to the dates of the amendment of our contracts to be non-cancelable, all costs were expensed as incurred.

Redeemable Preferred Shares—The Board of Directors (“Board”) authorized and approved for issuance Provider Preferred Shares-2009 Series (“Provider Preferred Shares”) that includes 5,000 preferred shares of the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 redeemable Common Shares (Class A and/or B). The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the Provider Preferred Shares as redeemable Provider Preferred Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, Provider Preferred Shares are participating security that share in the net income (loss) or other comprehensive income (loss) as a change to the redemption value of the redeemable Provider Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares.

Redeemable Common Shares—The Company’s Class A and Class B redeemable common shares are owned by participating providers and Company directors and employees. Only participating providers in our service area that includes all counties located in Ohio and Kentucky are eligible to own Class A voting redeemable common shares (See Note 10). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. The Company’s Class A and Class B common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records any net income (loss) or other comprehensive income (loss) as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company amended its fully-insured dental HMO contracts and dental indemnity contracts to be non-cancelable by the Company effective May 1, 2008 and its fully-insured dental PPO contracts to be non-cancelable by the Company effective June 1, 2008. The Company’s unearned premium revenue was approximately $20,959,000 and $21,606,000 at December 31, 2009 and 2008, respectively, and relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $19,985,000 and $20,845,000 at December 31, 2009 and 2008, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $974,000 and $761,000 at December 31, 2009 and 2008, respectively. Management has determined that as of December 31, 2009 and 2008, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. The Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying consolidated statements of operations.

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

Investment Income—Investment income of approximately $99,000, $223,000, and $269,000, during 2009, 2008, and 2007, respectively, is comprised of approximately $25,000, $122,000, and $175,000, of interest income earned from money market accounts and cash in operating accounts in 2009, 2008 and 2007, respectively, and approximately $74,000, $101,000, and $94,000, of investment income earned from certificates of deposit in 2009, 2008, and 2007, respectively.

Other Income—Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 14) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers.

Healthcare Service Expense—The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying consolidated statements of operations. Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board authorizes any amount to be paid to the providers.

The cost of healthcare services provided to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services provided but not reported to the Company, net of the amounts withheld in accordance with the provider agreements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company incurred claim costs related to dental care providers amounting to approximately $58,305,000, $53,590,000, and $48,153,000 for the years ended December 31, 2009, 2008, and 2007, respectively. These costs include approximately $42,152,000, $41,666,000, and $38,941,000 of claims incurred by participating providers who are also holders of redeemable common shares in 2009, 2008, and 2007, respectively. In 2008 and 2007, the Company’s incurred claim costs also included provider withhold return of $464,000 and $650,000, respectively.

Each year the Board evaluates the performance of the Company’s dental plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors affecting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. There was no withhold return authorized for 2009.

Reinsurance—In 2008 and prior years, the Company ceded portions of its written premiums. As such, the Company limited its loss exposure to that portion of the insurable risk that it retained. However, if a reinsurer failed to honor its obligations, the Company could suffer additional losses as the reinsurance contracts did not relieve the Company of its obligations to policyholders. The Company terminated its reinsurance contracts effective May 31, 2008. Dental insurance premiums ceded were approximately $121,000 and $228,000 for the years ended December 31, 2008 and 2007, respectively. The healthcare services expense ceded was approximately $106,000 and $189,000 for the years ended December 31, 2008 and 2007, respectively. The Company had approximately $5,000 of reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable as of December 31, 2008. The Company did not have any reinsurance recoverable and prepaid reinsurance premium net of reinsurance payable as of December 31, 2009.

Derivative Instruments—All derivative financial instruments are recorded on the balance sheet at fair value. The changes in fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income, with subsequent reclassification to earnings when the hedged transaction asset or liability impacts earnings. Any ineffectiveness is recognized in earnings immediately.

Federal Income Tax—Deferred federal income tax is provided in the accompanying financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as discounting on claims payable, accrued commissions, deferred compensation, bonus accruals, depreciation and deferred acquisition costs.

The Company reviews the deferred tax assets to determine the necessity of a valuation allowance. Valuation allowances are provided to the extent it is more likely than not that deferred tax assets will not be realized. The Company files a consolidated federal income tax return which includes all subsidiaries.

Earnings Per Share—Basic and diluted earnings per share is computed by taking the total of net income (loss) attributable to redeemable common shares divided by the weighted average number of redeemable common shares outstanding during the period.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

During 2009, 2008, and 2007, four fully-insured customers accounted for approximately 9%, 9%, and 14%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 11%, 13%, and 16%, of the Company’s total revenue during 2009, 2008, and 2007, respectively.

At December 31, 2009, premium receivables did not have any balance greater than 10% of the total balance from any one customer. At December 31, 2008, premiums receivable from two customers totaled approximately 23% of the premiums receivable balance.

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

New Accounting Standards—In April 2009, FASB issued guidance for determining whether an impairment is other-than-temporary for debt securities, requires bifurcation of any other-than-temporary impairment between the amount representing credit loss and the amount related to all other factors and requires additional disclosures on other-than-temporary impairment of debt and equity securities. Under the guidance, an other-than-temporary impairment is triggered if a Company has the intent to sell the security, if is more likely than not that it will be required to sell the security before recovery or it does not expect to recover the entire amortized cost basis. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. This guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2009, FASB issued guidance that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability, provides guidance on circumstances that may indicate that a transaction is not orderly and requires additional disclosures about fair value measurements in annual and interim reporting periods. This guidance is effective for interim and annual periods ending after June 15, 2009. This new guidance did not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2009, FASB issued guidance that sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance is effective for periods ending after June 15, 2009. This guidance did not have a material effect on our consolidated financial condition, results of operations or related disclosures.

In June 2009, FASB issued guidance that establishes the FASB Accounting Standards Codification as the single source of authoritative accounting principles in the preparation of financial statements in conformity with GAAP. The guidance explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. This guidance is effective for financial statements issued for periods ending after September 15, 2009. This guidance changed the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Company’s disclosures, primarily related to references to U.S. GAAP, but did not have a material effect on the Company’s consolidated financial condition and results of operations.

In August 2009, FASB issued guidance that provides additional assistance on measuring the fair value of liabilities. The guidance clarifies that the quoted price for the identical liabilities when traded as an asset in an active market is also a Level 1 measurement for that liability when no adjustment to the quoted price is required. In the absence of a Level 1 measurement, an entity must use a valuation technique that uses quoted prices or another valuation technique based on the amount an entity would pay to transfer or enter into an identical liability. This guidance did not have a material effect on the Company’s consolidated financial position, results of operations or related disclosures.

2. INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2009 and December 31, 2008. There has not been any cumulative impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $158,000 net of approximately $82,000 of accumulated amortization at December 31, 2009 and to approximately $173,000 net of approximately $67,000 of accumulated amortization at December 31, 2008. Amortization expense was approximately $15,000 for each of the three years ended December 2009, 2008 and 2007. The provider network intangible asset of approximately $85,000 at December 31, 2009 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $73,000 at December 31, 2009 is being amortized over its 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 12 years. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2009 and 2008.

3. INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with a cost of $1,800,000 and $1,909,000 as of December 31, 2009 and 2008, respectively. The Company also invests in a money market fund with a cost of $204,111 and $4,634,000 as of December 31, 2009 and 2008, respectively. These short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices. The unrealized gains and losses on investment activity are due to a change in the quoted market prices for these certificates of deposit caused by any changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the three years ended December 31, 2009, 2008 and 2007.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2009 and 2008, maturity dates for fixed maturity and short-term maturities were:

Maturity dates occurring:

2009	Cost	Fair Value	% of Fair Value
Less than 1 year (ten certificates of deposit)	$1,000,000	$1,009,360	55.6%
Years 1-2 (six certificates of deposit)	800,000	807,461	44.4%

Total investments	$1,800,000	$1,816,821	100.0%

2008	Cost	Fair Value
Less than 1 year (nine certificates of deposit)	1,009,000	1,021,920	52.9%
Years 1-2 (eleven certificates of deposit)	900,000	909,987	47.1%

Total investments	$1,909,000	$1,931,907	100.0%

Investments classified at December 31, 2009 and 2008, as fixed maturities and short-term assets were as follows:

2009	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market	$204,111			$204,111
Certificates of deposit—short term	1,000,000	$9,360		1,009,360
Certificates of deposit—fixed maturities	800,000	7,461	$	807,461

Total investments	$2,004,111	$16,821	$	$2,020,932

2008	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market	$4,634,000			$4,634,000
Certificates of deposit—short term	1,009,000	$12,920	$	1,021,920
Certificates of deposit—fixed maturities	900,000	9,987		909,987

Total investments	$6,543,000	$22,907	$	$6,565,907

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4. LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2009	2008	2007
Balance—January 1	$2,631,070	$2,490,251	$3,987,591

Net incurred related to:
Current year	37,041,939	31,663,781	31,623,756
Prior years	(24,879)	(65,452)	(363,791)

Net incurred claims	37,017,060	31,598,329	31,259,965

Net paid related to:
Current year	34,725,933	29,032,916	29,133,504
Prior years	2,605,682	2,424,594	3,623,801

Net paid claims	37,331,615	31,457,510	32,757,305

Balance—December 31	$2,316,515	$2,631,070	$2,490,251

5. FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows as of December 31, 2009, 2008 and 2007, respectively:

	2009	2008	2007
Current tax expense:
Federal	$180,765	$231,316	$447,502
State and local	5,528	21,424	8,742

Total current tax expense	186,293	252,740	456,244

Deferred tax expense (benefit):
Federal	(288,039)	109,927	(141,193)
State and local	(3,958)	(3,650)	(2,464)

Total deferred tax expense (benefit)	(291,997)	106,277	(143,657)

Total provision (benefit) for income taxes	$(105,704)	$359,017	$312,587

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred tax assets and liabilities are comprised of the following:

	2009	2008
Deferred tax assets:
Unearned premiums	$66,222	$51,681
Net operating loss	49,838	66,157
Discounting on claims payable	15,518	17,625
Accrued vacation	46,821	40,024
Accrued commissions	112,102	85,956
Deferred compensation	326,305	225,822
Accrued professional fees	31,892	17,748
Other, net	25,772	22,255

Gross deferred tax assets	674,470	527,268

Deferred tax liabilities:
Unrealized gain	979	1,240
Deferred policy acquisition costs	95,828	64,969
Prepaid insurance	40,608	38,508
Accelerated depreciation	45,683	218,081
Identifiable intangible assets	53,465	58,882

Gross deferred tax liabilities	236,563	381,680

Net deferred tax asset	$437,907	$145,588

Management believes it is more likely than not that deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $146,582, $194,580, and $242,579 of net operating loss carry forwards to utilize in future years at December 31, 2009, 2008 and 2007, respectively. These losses will expire between 2011 and 2022. Deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2009 and 2008.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

	2009	2008	2007	2009 Effective Tax Rate	2008 Effective Tax Rate	2007 Effective Tax Rate
Provision computed at statutory rate	$(134,289)	$331,183	$311,804	(34.0)%	34.0%	34.0%
State and local taxes	3,941	19,774	3,007	1.0	2.0	0.3
Uncertain tax positions			(5,757)			(0.6)
Nondeductible meals, entertainment and legal expense	14,681	8,060	3,533	3.7	0.8	0.4
Other—net	9,963			2.5

Provision for income taxes	$(105,704)	$359,017	$312,587	(26.8)%	36.8%	34.1%

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

In 2007, the Company recorded a cumulative effect adjustment of a change in accounting principle which reduced retained earnings by approximately $6,000. The amount of unrecognized tax benefits from uncertain tax positions at January 1, 2007 was $4,300. The Company accrued approximately $1,700 in interest and penalties as of January 1, 2007. For the year ended December 31, 2009 and 2008, the Company did not have any significant uncertain tax position liability or expense.

The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2005 remain open to examination by the Internal Revenue Service, and 2004 remains open to other state and local tax authorities. As of December 31, 2009, there are no U.S. federal or state returns under examination.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2009	2008
Land	$364,000	$364,000
Building and building improvements	2,338,481	2,267,576
Furniture and equipment	2,177,683	2,007,708

Total property and equipment	4,880,164	4,639,284
Less accumulated depreciation	$(2,254,131)	$(1,805,789)

Total property and equipment—net	$2,626,033	$2,833,495

8. DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods. The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $93,000, $106,000, and $90,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2009, 2008 and 2007, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $186,000, $278,000 and $183,000 related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 there is approximately $120,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The expected fair value of the awards are calculated by applying the three year historical average growth rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three years ended December 31, 2009, 2008, and 2007 were $801, $680, and $556, respectively. The fair value of the awards converted to Class B Redeemable Common Shares in May 2008 was approximately $25,000. There were no awards converted in 2009 or 2007. The fair value of the awards paid in 2007 was approximately $11,000. There were no award payments in 2009 or 2008. The total fair value of the awards that vested during the three years ended December 31, 2009, 2008 and 2007 were approximately $232,000, $247,000, and $170,000, respectively. At December 31, 2009 and 2008, the deferred compensation liability was approximately $960,000 and $684,000. The increase of the deferred compensation liability of approximately $276,000 is the result of deferred compensation expense offset by current year disbursements and changes in unrealized investment activity.

The following is a summary of activity of nonvested awards for the year ended December 31, 2009:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value
Nonvested awards at January 1, 2009			145.4	$705
Granted	324.0	$753	87.0	998
Vested	297.0	753	68.9	736
Forfeited	27.0

Nonvested awards at December 31, 2009			$163.5	$894

The following is a summary of activity of vested awards for the year ended December 31, 2009:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2009	638.0	$672	56.6	$794
Vested during year	297.0	636	68.9	680
Distributed during year	(27.0)	648

Vested awards at December 31, 2009	908.0	$636	125.5	$668

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of earnings (loss) per redeemable common share was as follows for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Net income (loss) on redeemable shares	$(289,263)	$615,051	$604,485
Less dividend payable to redeemable preferred shareholders	(10,519)
Less accretion to redeemable preferred shareholders	(9,478)

Net income (loss) accretive (dilutive) to redeemable common shareholders	$(309,260)	$615,051	$604,485

Weighted average outstanding redeemable common shares used to compute basic income (loss) per redeemable common share	8,297	8,459	8,294

Basic earnings (loss) per redeemable common share	$(37.27)	$72.71	$72.88

Weighted average outstanding redeemable common shares used to compute diluted income (loss) per redeemable common share	8,297	8,459	8,338

Diluted earnings (loss) per redeemable common share	$(37.27)	$72.71	$72.50

The Company reported diluted earnings per share for the year ended December 31, 2007 as a result of 44 restricted share awards granted that had a dilutive effect on the Company’s earnings per share. The restricted share awards were redeemed and shares were issued in May of 2008. There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the years ended December 31, 2009 and 2008.

10. REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Providers in the Company’s service area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. The area we refer to as our service area includes all counties located in Ohio and Kentucky. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of the Company. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was approximately $636 and $672 at December 31, 2009 and 2008, respectively.

The Board authorized and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares authorized of the 100,000 authorized. These Provider Preferred Shares may only be purchased by a participating dentist in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares. This dividend payable liability of approximately $11,000 was established in accordance with the Company’s Amended and Restated Articles of Incorporation for shareholders of record as of December 31, 2009 and is included in other accruals in the accompanying consolidated balance sheets. Prospective shareholders may make a subscription payment per share equal to the book value of a preferred share, which was approximately $594 at December 31, 2009.

The Company has authorized 95,000 preferred shares, without par value. As of December 31, 2009 and 2008, none of these preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Dividends restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Department, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. Under these restrictions, no dividends may be paid by Dental Care Plus in 2010 without prior regulatory approval. There were no dividends declared or paid by any subsidiaries during 2009, 2008 or 2007.

Generally accepted accounting principles differ in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”). The statutory-basis net income (loss) of Dental Care Plus was approximately $(374,600), $641,000, and $494,000 for the years ended December 31, 2009, 2008, and 2007, respectively. Statutory-basis net worth was approximately $4,921,000 and $5,174,000 at December 31, 2009 and 2008, respectively.

11. DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.98% and 3.19% at December 31, 2009 and 2008, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note of $600,000 must be repaid or refinanced.

The Company entered into an interest rate swap agreement (Note 12) that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s effective interest expense on the mortgage note was 4.08%, 4.49%, and 5.22% at December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the fair value of the mortgage note is approximately $1,097,000.

Required principal repayments under the mortgage loan payable are as follows:

2010	$120,000
2011	120,000
2012	120,000
2013	660,000

Total mortgage loan payable	$1,020,000

On December 15, 2009, the Company renewed its revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building. As of December 31, 2009, there was a principal balance outstanding of $630,000 related to this revolving note. At December 31, 2009, the carrying value of the revolving note approximates fair value. This revolving note matures on December 15, 2010, is annually renewable and requires monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, which was 1.98% at December 31, 2009.

In 2004, the Company entered into a Master Equipment Lease Agreement with a leasing company related to the computer hardware and software for its dental insurance administration system. The Master Equipment Lease Agreement includes a four year capital lease for computer software and implementation costs which totaled

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

approximately $823,000. The net book value of this computer software and related implementation costs is approximately $165,000 and $329,000 at December 31, 2009 and 2008, respectively. The required payments under the capital lease were completed in January 2009.

12. DERIVATIVE

In 2003, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with a original notional amount of $1,500,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s risk management policy is to not enter into any trading activities related to the Agreement. The notional amount decreases $10,000 per month in direct correlation to the principal reduction of the mortgage. The Company believes that the risk of nonperformance by the counter party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement at December 31, 2009 and 2008 was a liability of approximately $24,000 and $38,000, respectively. These amounts are included in other payables and accruals in the accompanying consolidated balance sheet. The amount included in other comprehensive income (loss) related to the interest rate swap was $9,462, ($42,885), and ($30,096), net of income tax expense (benefit) of $4,874, ($22,093), and ($15,504) during 2009, 2008, and 2007, respectively. The agreement will terminate upon termination of the mortgage loan payable (Note 11).

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $176,000, $181,000, and $211,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

At December 31, 2009, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2010	$172,000
2011	52,000
2012	17,000
2013	15,000
2014 and thereafter	7,000

Total	$263,000

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

14. LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $66,000, $47,000, and $58,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Such amounts are recorded as other income in the accompanying consolidated financial statements. As of December 31, 2009, approximate future minimum annual lease income under non-cancelable leases are as follows: 2010—$62,000 and 2011—$44,000.

15. RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $56,000, $51,000, and $50,000 in 2009, 2008, and 2007, respectively.

16. LINES OF CREDIT

In 2006 the Company entered into an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable on the prime rate of borrowing rate of 3.25% at December 31, 2008. In July 2009, we renewed the $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% at December 31, 2009. The Company did not have any interest expense for the line of credit in 2009 or 2008. As of December 31, 2009 and 2008 there was no amount outstanding on this line of credit.

In 2008 Dental Care Plus entered into an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest was payable on the prime rate of borrowing rate of 3.25% at December 31, 2008. In August 2009, we renewed the $1,000,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% at December 31, 2009. The Company did not have any interest expense for the line of credit in 2009 or 2008. As of December 31, 2009 and 2008 there was no amount outstanding on this line of credit.

17. SEGMENT INFORMATION

The Company manages its business with three reportable segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured dental HMO, fully-insured dental PPO and fully-insured dental indemnity products. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other consists of revenue associated with the Company’s dental PPO and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups, pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, goodwill, or other assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $12,169,000, $12,617,000, and $11,798,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Listed below is financial information required for each industry segment for the years ended December 31, 2009, 2008, and 2007 (amounts in thousands):

	Fiscal Year Ended December 31, 2009			Fiscal Year Ended December 31, 2008
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$45,355	$37,018	$8,337	$40,321	$31,576	$8,745
Self-insured dental	24,703	21,288	3,415	25,451	22,014	3,437
Corporate, All Other	417	—	417	435	—	435

Total	$70,475	$58,306	12,169	$66,207	$53,590	12,617

Investment income			99			223
Other income			72			80
Insurance expense			12,735			11,946

Income (loss) before income tax			$(395)			$974

Total assets-corporate			$34,537			$35,521

	Fiscal Year Ended December 31, 2007
	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$39,682	$31,236	$8,446
Self-insured dental	19,768	16,916	2,852
Corporate, All Other	500	—	500

Total	$59,950	$48,152	11,798

Investment income			269
Other income			94
Insurance expense			11,244

Income before income tax			$917

Total assets-corporate			$12,285

Inter-segment revenues were not significant for 2009, 2008, or 2007.

18. RELATED PARTIES

All of the Company’s Class A, Class B and Provider Preferred Redeemable Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers who are also shareholders submitted claims of approximately $42,152,000, $41,666,000, and $38,941,000 in 2009, 2008 and 2007, respectively. The Company had claims payable liability to related party providers of approximately $1,705,000 and $2,142,000 at December 31, 2009 and 2008, respectively.

Seven of our Board members are also participating providers and as a group received approximately $155,000, $151,000, and $151,000 in directors fees for the years ended December 31, 2009, 2008 and 2007, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

19. FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008 (amounts in thousands).

	2009				2008
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities (a)			$807	$807			$910	$910
Short-term investments (b)		$204	1,009	1,213		$4,634	1,022	5,656
Deferred compensation investments (c)		226		226		127		127
State guarantee fund deposits (c)		241	50	291		248	50	298

Total		671	1,866	2,537		5,009	1,982	6,991

Liabilities
Interest rate swap (d)			24	24			38	38

Total	$		$24	$24	$		$38	$38

(a)	Invested in Federally-Insured certificates of deposits
(b)	Invested in Federally-Insured certificates of deposits and actively traded money market funds
(c)	Included in other assets
(d)	Included in other payables and accruals

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the year ended December 31, 2009 and 2008, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

20. QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 is as follows (amounts in thousands, except for per share results):

	2009
	March 31	June 30	September 30	December 31	Total
Premium revenue	$17,401	$17,610	$18,077	$17,387	$70,475
Gross profit	2,824	3,164	2,516	3,665	12,169
Income (loss) before income taxes	(235)	82	(748)	506	(395)
Net income (loss) on redeemable shares	(152)	53	(482)	292	(289)
Less declared dividend for provider preferred shares	—	—	—	(11)	(11)
Plus (less) accretion (dilution) allocated to redeemable preferred shares	—	1	(13)	21	9
Net income (loss) to redeemable common shares	$(152)	$52	$(469)	$260	$(309)
Basic and dilutive earnings (loss) per redeemable common share (a)	$(18.14)	$6.21	$(56.88)	$31.24	$(37.27)

	2008
	March 31	June 30	September 30	December 31	Total
Premium revenue	$15,534	$16,126	$17,513	$17,034	$66,207
Gross profit	2,612	3,109	3,355	3,541	12,617
Income (loss) before income taxes	(457)	386	486	559	974
Net income (loss) on redeemable common shares	$(296)	$250	$306	$355	$615
Basic and dilutive earnings (loss) per redeemable common share (a)	$(35.05)	$29.60	$36.04	$42.03	$72.71

(a)	The sum of quarterly earnings per redeemable common share may not equal the year end earnings per common share due to rounding.

Based on the Company’s healthcare service expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare service expense for membership volume changes, the dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2008 the Company’s quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter. However, in 2009 the Company’s quarterly healthcare services expense was slightly above average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009. Based on the evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2009, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. However, because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Information required by this Item 11 pursuant to Item 402 of Regulation S-K is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Benefits and Compensation Committee” and “Benefits and Compensation Committee Report” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 28, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 28, 2010.

In December of 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units which may be issued under this plan are 15,000 Class B Common Shares. In 2009, the directors, Named Executive Officers and other key employees were granted 411 restricted share units. In 2009, one director forfeited 27 restricted share units that became available for future issuances under the Company’s equity incentive plan. As of December 31, 2009, the Company has granted a total of 1,290 restricted share units.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	13,710

TOTAL	—	—	13,710

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 13 pursuant to Item 404 of Regulation S-K is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 28, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item 14 pursuant to Item 9(e) of Schedule 14A relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 28, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(3)	Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2009 and 2008

	2009	2008
ASSETS

INVESTMENTS:
Short-term investments	$41,716	$492,175
CASH AND CASH EQUIVALENTS	566,506	87,500
ACCRUED INVESTMENT INCOME		1,199
INTERCOMPANY RECEIVABLES	23,593	26,171
INTERCOMPANY NOTE RECEIVABLE	230,000	150,000
INVESTMENT IN SUBSIDIARIES	5,739,402	5,990,556
DEFERRED INCOME TAX	389,950	268,977
OTHER ASSETS	414,648	299,459

TOTAL ASSETS	$7,405,815	$7,316,037

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$1,020,789	$985,100
DEFERRED COMPENSATION	959,720	684,363

TOTAL LIABILITIES	1,980,509	1,669,463

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 and none at December 31, 2009 and 2008, respectively	196,095
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 621 and 630 at December 31, 2009 and 2008, respectively	394,813	423,241
Class B Redeemable Common Shares, no par value—authorized, 95,000 shares; issued and outstanding, 7,604 and 7,775 at December 31, 2009 and 2008, respectively	4,834,398	5,223,333

Total redeemable shares	5,425,306	5,646,574

SHAREHOLDERS’ EQUITY:
Preferred Shares; no par value, 95,000 shares authorized, none issued

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$7,405,815	$7,316,037

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 42

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations

For each of the Three Years in the Period ended December 31, 2009

	2009	2008	2007
REVENUES
Management fees from Subsidiaries	$8,005,008	$7,887,668	$7,429,027
Investment income	9,284	24,871	14,654
Administrative fees	173,331	106,018	5,000

Total revenues	8,187,623	8,018,557	7,448,681

EXPENSES
Insurance expense:
Salaries and benefit expense	4,674,401	4,448,475	4,168,723
Other insurance expense	3,553,475	3,539,354	3,297,503

Total expenses	8,227,876	7,987,829	7,466,226

INCOME (LOSS) BEFORE INCOME TAX	(40,253)	30,728	(17,545)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	119,455	139,332	98,382
Deferred	(120,973)	(105,497)	(92,116)

Total	(1,518)	33,835	6,266

Loss before undistributed income of subsidiaries	(38,735)	(3,107)	(23,811)

Undistributed income (loss) of subsidiaries	(250,528)	618,158	628,296

NET INCOME (LOSS) ON REDEEMABLE SHARES	$(289,263)	$615,051	$604,485

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 42

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

For the Three Years in the Period ended December 31, 2009

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(289,263)	$615,051	$604,485
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed loss (income) of subsidiaries	250,528	(618,158)	(628,296)
Deferred income taxes	(120,973)	(105,497)	(92,116)
Deferred compensation	275,357	292,956	288,704
Effects of changes in operating assets and liabilities:
Accrued investment income	1,199	899	(2,098)
Accounts receivable	2,578	157,525	(169,915)
Other assets	(115,189)	30,119	(146,946)
Other payables and accruals	55,264	(89,004)	177,470

Net cash provided by operating activities	59,501	283,891	31,288

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,744,541)	(5,973,315)	(2,458,861)
Sales of investments	5,195,000	5,830,000	2,110,000

Net cash provided by (used in) investing activities	450,459	(143,315)	(348,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of intercompany note receivable	(80,000)	(150,000)	(80,000)
Collection of intercompany note receivable		80,000
Repurchase of redeemable shares	(172,488)	(67,550)	(62,174)
Issuance of redeemable shares	221,534	28,178	265,863

Net cash provided by (used in) financing activities	(30,954)	(109,372)	123,689

INCREASE (DECREASE) IN CASH	479,006	31,204	(193,884)
CASH AND CASH EQUIVALENTS—Beginning of period	87,500	56,296	250,180

CASH AND CASH EQUIVALENTS—End of period	$566,506	$87,500	$56,296

SUPPLEMENTAL CASH FLOW INFORMATION
Redeemed common shares (in other payables and accruals)	$62,170	$97,183	$62,644
Dividends payable (in other payables and accruals)	10,519
Redeemed common shares issued in lieu of cash payment of deferred compensation		24,967
Class A redeemable common shares exchanged for Class B redeemable common shares	2,012	10,353	10,527
Class B redeemable common shares exchanged for Class A redeemable common shares	590

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 42

SCHEDULE II—PARENT COMPANY FINANCIAL INFORMATION

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

2. TRANSACTIONS WITH SUBSIDIARIES

Management Fee

Through intercompany service agreements approved, if required by state regulatory agencies, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, investment and cash administration, marketing, legal, finance, executive management oversight and other operating expenses.

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $67,000, $65,000 and $56,000 for the years ended December 31, 2009, 2008 and 2007. These amounts eliminate in consolidation.

Dividends

The holders of redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares. This dividend payable liability of approximately $11,000 was established in accordance with the Company’s Amended and Restated Articles of Incorporation for shareholders of record as of December 31, 2009. There were no dividends declared or paid in 2008 or 2007.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2009

(amounts in thousands)

	2009	2008	2007
Deferred policy acquisition cost (a)	$1,241	$1,196	$

Claims payable (a)	$2,317	$2,631		$2,490

Unearned premium (a)	$20,959	$21,606		$666

Other policy claims and benefits payable (a)	$1,840	$1,695		$648

Premium revenues
Fully-insured dental	$45,355	$40,321		$39,682
Self-insured dental	24,703	25,451		19,768
Corporate, All Other	417	435		500

	$70,475	$66,207		$59,950

Investment income (a)	$99	$223		$269

Future policy benefits, losses, claims and expense losses
Fully-insured dental	$37,018	$31,576		$31,236
Self-insured dental	21,288	22,014		16,916

	$58,306	$53,590		$48,152

Amortization of deferred policy acquisition cost (a)	$2,742	$1,436	$

Other operating expense (a)	$9,993	$10,510		$11,244

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For each of the Three Years in the Period ended December 31, 2009

(amounts in thousands)

	2009		2008	2007
Gross earned premium amounts
Fully-insured dental		$45,355	$40,442	$39,910
Self-insured dental		24,703	25,451	19,768
Corporate, All Other		417	435	500

		$70,475	$66,328	$60,178

Ceded earned premium amounts to other companies
Fully-insured dental	$		$121	$228
Self-insured dental
Corporate, All Other

	$		$121	$228

Net earned premium amounts
Fully-insured dental		$45,355	$40,321	$39,682
Self-insured dental		24,703	25,451	19,768
Corporate, All Other		417	435	500

		$70,475	$66,207	$59,950

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2009:
Allowance for Uncollectible Accounts Receivable	$17,172	4,724	11,033	$10,863
Year ended December 31, 2008:
Allowance for Uncollectible Accounts Receivable	$3,499	33,419	19,746	$17,172
Year ended December 31, 2007:
Allowance for Uncollectible Accounts Receivable	$37,403	13,840	47,744	$3,499

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 10, 2010	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 10, 2010	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 10, 2010	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 10, 2010	/s/ Roger M. Higley
Roger M. Higley
Vice Chairman of the Board of Directors

March 10, 2010	/s/ Fred J. Bronson
Fred J. Bronson
Secretary

March 10, 2010	/s/ Fred H. Peck
Fred H. Peck
Treasurer

March 10, 2010	/s/ Michael Carl
Michael Carl
Director

March 10, 2010	/s/ Jack M. Cook
Jack M. Cook
Director

March 10, 2010	/s/ Ross A. Geiger
Ross A. Geiger
Director

March 10, 2010	/s/ David A. Kreyling
David A. Kreyling
Director

March 10, 2010	/s/ James E. Kroeger
James E. Kroeger
Director

March 10, 2010	/s/ Donald J. Peak
Donald J. Peak
Director

March 10, 2010	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 10, 2010	/s/ Mark Zigoris
Mark Zigoris
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)

3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.1	Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2009, (incorporated by reference to the Company’s Form 10-K Annual Report filed on March 19, 2009 and the Company’s Form 8-K current report filed on August 5, 2009)*

10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.4	Open-End Mortgage and Security Agreement dated June 12, 2003 in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.5	Assignment of Rents and Leases dated June 12, 2003 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.6	Revolving Note and Open-End Mortgage and Security Agreement dated December 18, 2008 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K Annual Report filed on March 17, 2009)

10.7	Amendment No. 1 to Revolving Note dated December 15, 2009 between Dental Care Plus, Inc. and Fifth Third Bank, filed herewith

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith

*	Reflects management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.