Form 10-Q
period 2010-03-31
DCP Holding CO
filed 2010-05-13
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010 there were 618 and 7,587 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
INVESTMENTS:
Fixed maturities	$3,338,346	$807,461
Short-term investments	678,463	1,213,471

Total investments	4,016,809	2,020,932
CASH AND CASH EQUIVALENTS	4,761,610	6,769,186
ACCRUED INVESTMENT INCOME	33,040	4,980
ACCOUNTS RECEIVABLE, net of allowance of $43,076 and $10,863 at March 31, 2010 and December 31, 2009, respectively	432,881	411,676
UNBILLED ACCOUNTS RECEIVABLE	45,271,191	19,985,267
DEFERRED ACQUISITION COSTS	2,858,089	1,241,141
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,368,553 and $2,254,132 at March 31, 2010 and December 31, 2009, respectively	2,544,936	2,626,033
OTHER ASSETS	1,593,616	1,477,693

TOTAL ASSETS	$61,512,172	$34,536,908

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,184,752	$2,316,515
UNEARNED PREMIUM REVENUE	46,790,040	20,959,114
OTHER PAYABLES AND ACCRUALS	4,555,661	3,226,253
REVOLVING NOTE	630,000	630,000
MORTGAGE LOAN PAYABLE	990,000	1,020,000
DEFERRED COMPENSATION	1,063,886	959,720

TOTAL LIABILITIES	56,214,339	29,111,602

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 at March 31, 2010 and December 31, 2009, respectively	191,935	196,095
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 618 and 621 at March 31, 2010 and December 31, 2009, respectively	384,576	394,813
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,587 and 7,604 at March 31, 2010 and December 31, 2009, respectively	4,721,322	4,834,398

Total redeemable preferred and common shares	5,297,833	5,425,306

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 95,000 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$61,512,172	$34,536,908

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2010	2009

REVENUES
Premium revenue	$18,683,376	$17,400,531
Investment income	23,788	35,072
Other income	16,437	21,667

Total revenues	18,723,601	17,457,270

EXPENSES
Healthcare services expense	15,689,413	14,577,140

Insurance expense:
Salaries and benefit expense	1,388,157	1,181,348
Commission expense and other acquisition costs	570,231	714,513
Other insurance expense	1,250,734	1,219,714

Total insurance expense	3,209,122	3,115,575

Total expenses	18,898,535	17,692,715

LOSS BEFORE INCOME TAX	(174,934)	(235,445)

INCOME TAX BENEFIT	(62,923)	(83,328)

LOSS ON REDEEMABLE SHARES	$(112,011)	$(152,117)

BASIC AND DILUTED LOSS PER REDEEMABLE COMMON SHARE	$(13.15)	$(18.14)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 (Unaudited)

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred				Other Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings		Comprehensive Income (Loss)	Total		Comprehensive Income (Loss)

BALANCE—DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398	330	$196,095
Net loss								$(112,011)			$(112,011)	$(112,011)
Change in fair value of interest rate swap (net of income tax benefit of $1,259)									$(2,442)		(2,442)	(2,442)
Unrealized loss on investments (net of income tax benefit of $30)									(58)		(58)	(58)

Total comprehensive loss												$(114,511)

Redeemable Shares issued			28	17,753
Redeemable Shares repurchased	(3)	(1,916)	(45)	(28,799)
Dilution of shares to redemption value		(8,321)		(102,030)		(4,160)		112,011	2,500		114,511

BALANCE—MARCH 31, 2010	618	$384,576	7,587	$4,721,322	330	$191,935	$		$	$

	Redeemable Common Shares				Redeemable Preferred Shares		Shareholders’ Equity
	Class A		Class B		Provider Preferred				Other Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings		Comprehensive Income	Total		Comprehensive Income (Loss)

BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss								$(152,117)			$(152,117)	$(152,117)
Change in fair value of interest rate swap (net of income tax of $141)									$274		274	274
Unrealized gain on investments (net of income tax of $848)									1,646		1,646	1,646

Total comprehensive loss												$(150,197)

Class A Common Shares exchanged for Class B Commons Shares	(2)	(1,358)	2	1,358
Redeemable Shares repurchased	(2)	(1,344)	(22)	(14,780)
Dilution of shares to redemption value		(11,204)		(138,993)				152,117	(1,920)		150,197

BALANCE—MARCH 31, 2009	626	$409,335	7,755	$5,070,918		$	$		$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable shares	$(112,011)	$(152,117)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	125,201	113,175
Deferred compensation	104,166	72,630
Effects of changes in operating assets and liabilities:
Accrued investment income	(28,060)	3,737
Accounts receivable	(21,205)	(81,789)
Unbilled accounts receivable	(25,285,924)	(11,574,031)
Deferred acquisition costs	(1,616,948)	(763,657)
Other assets	(119,369)	(160,876)
Claims payable	(131,763)	(127,186)
Unearned premium revenue	25,830,926	11,956,100
Other payables and accruals	1,321,633	555,536

Net cash provided by (used in) operating activities	66,646	(158,478)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,859,998)	(3,887,124)
Sales and maturities of investments	2,857,989	3,398,370
Acquisition of property and equipment	(33,324)

Net cash used in investing activities	(2,035,333)	(488,754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(30,000)	(30,000)
Repayment of capital lease		(19,253)
Repurchase of redeemable shares	(16,123)	(30,903)
Redeemable shares issued	17,753
Dividends paid	(10,519)

Net cash used in financing activities	(38,889)	(80,156)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,007,576)	(727,388)

CASH AND CASH EQUIVALENTS—Beginning of period	6,769,186	2,527,946

CASH AND CASH EQUIVALENTS—End of period	$4,761,610	$1,800,558

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13,000	$15,000
Cash paid for income taxes		216,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$76,762	$16,124

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH, 31 2010 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2009 financial statements and notes thereto as included in the DCP Holding Company Form 10-K for the year ended December 31, 2009 filed with the Commission on March 16, 2010. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2009. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, and accrued expenses, among others. Any adjustments related to such estimates during the fiscal quarter were of a normal recurring nature.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $46,790,000 and $20,959,000 at March 31, 2010 and December 31, 2009, respectively, and relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $45,271,000 and $19,985,000 at March 31, 2010 and December 31, 2009, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,519,000 and $974,000 at March 31, 2010 and December 31, 2009, respectively. Management has determined that as of March 31, 2010 and December 31, 2009, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

The cost of healthcare services to members is accrued in the period such services are provided based on the accumulation of estimates of claims reported prior to the end of a reporting period and of estimates of dental services incurred but not reported to the Company, net of the amounts withheld in accordance with the provider agreements.

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

Investments—The Company invests in certificates of deposit, corporate bonds and a money market mutual fund. The Company classifies all certificate of deposit investments as available-for-sale. Such certificate of deposit investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company classifies all corporate bonds as held-to-maturity based on the Company’s positive intent and ability to hold the securities to maturity. Held-to-maturity investments are recorded at amortized cost. The amortized cost of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity using the straight-line method of amortization. Such amortization is included in investment income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method. The Company’s investment in investment grade corporate bonds has added an element of market risk in the 2010 that the Company did not have in 2009. The Company’s management does not believe that this added market risk is material. There have been no material changes in exposures to market risk for the three months ended March 31, 2010.

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

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,416,000 and $1,424,000 and amortized approximately $799,000 and $660,000 of these capitalized costs for the three months ended March 31, 2010 and 2009, respectively. These amounts are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of operations.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance that amends the Fair Value Measurements and Disclosures topic by providing additional disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. This guidance did not have a material effect on the Company’s consolidated financial position, results of operations or related disclosures.

In February 2010, the FASB issued guidance that amends the Subsequent Events topic by removing the requirement for a Commission registered company to disclose a date, in both issued and revised financial statements, through which that company had evaluated subsequent events. Accordingly, the Company removed the related disclosure. The adoption did not have a material impact on our financial statements.

4.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with a cost of $1,900,000 and $1,800,000 as of March 31, 2010 and December 31, 2009, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on quoted market prices. The unrealized gains and losses on available-for-sale investment activity are due to a change in the quoted market prices for these investments caused by any changes in prevailing interest rates since they were purchased. The Company also invests in a money market fund with a cost of $173,884 and $204,111 as of March 31, 2010 and December 31, 2009, respectively. In 2010, the Company began to invest in corporate bonds, which are classified as held-to-maturity and are recorded at amortized cost. The Company owned approximately $1,925,000 of corporate bonds at amortized cost as of March 31, 2010. There were no realized gains or losses for the three months ended March 31, 2010 and 2009.

At March 31, 2010 and December 31, 2009, maturity dates for fixed maturity and short-term maturities were:

	Available for Sale			Held-to-Maturity
Maturity dates occurring:	Cost	Fair Value	% of Total Value	Amortized Cost		Fair Value	% of Total Value
March 31, 2010
Less than 1 year (five certificates of deposit)	$500,000	$504,579	26.3%				0.0%
Years 1-3 (nine certificates of deposit and nine corporate bonds)	1,400,000	1,413,052	73.7%		$1,925,294	$1,916,060	100.0%

Total investments	$1,900,000	$1,917,631	100.0%		$1,925,294	$1,916,060	100.0%

	Available for Sale			Held-to-Maturity
	Cost	Fair Value	% of Total Value	Amortized Cost		Fair Value	% of Total Value
December 31, 2009
Less than 1 year (ten certificates of deposit)	$1,000,000	$1,009,360	55.6%	$			$0.0%
Years 1-2 (six certificates of deposit)	800,000	807,461	44.4%				0.0%

Total investments	$1,800,000	$1,816,821	100.0%	$			$0.0%

Investments classified at March 31, 2010 and December 31, 2009, as fixed maturities and short-term assets were as follows:

	Available for Sale				Held-to-Maturity
March 31, 2010	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value

Money market	$173,884			$173,884
Certificates of deposit, short term	500,000	$4,579		504,579
Certificates of deposit, fixed maturities	1,400,000	13,748	$(696)	1,413,052
Corporate Bonds, fixed maturities						$1,925,294		$3,799	$(13,033)		$1,916,060

Total investments	$2,073,884	$18,327	$(696)	$2,091,515		$1,925,294		$3,799	$(13,033)		$1,916,060

	Available for Sale				Held-to-Maturity
December 31, 2009	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value

Money market	$204,111			$204,111
Certificates of deposit, short term	1,000,000	$9,360		1,009,360
Certificates of deposit, fixed maturities	800,000	7,461	$	807,461	$		$		$	$

Total investments	$2,004,111	$16,821	$	$2,020,932	$		$		$	$

Unrealized losses on investments are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three months ended March 31, 2010. The Company had no investments in a continuous unrealized loss position for greater than one year as of March 31, 2010.

5.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods. The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $20,000 and $32,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2010 and 2009, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $61,000 and $70,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 there is approximately $289,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The expected fair value of the awards is calculated by applying the three year historical average growth rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three months ended March 31, 2010 and 2009 were $713 and $801, respectively. At March 31, 2010 and December 31, 2009, the deferred compensation liability was approximately $1,064,000 and $960,000, respectively. The increase of the deferred compensation liability of approximately $104,000 is the result of deferred compensation expense and an increase in the value of deferred compensation mutual fund investments.

The following is a summary of activity of nonvested awards for the three months ended March 31, 2010:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2010			163.5	$894
Granted	216.0	$674	84.0	812

Non-vested awards at March 31, 2010	216.0	$674	247.5	$866

There were no shares that vested for the three months ended March 31, 2010.

6.	EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

The loss per redeemable common share is calculated as follows for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009
Net loss on redeemable shares	$(112,011)	$(152,117)
Less net loss allocated to redeemable preferred shareholders	(4,160)

Net loss dilutive to redeemable common shareholders	$(107,851)	$(152,117)

Weighted average outstanding redeemable common shares used to compute basic and diluted loss per redeemable common share	8,200	8,386

Basic and diluted loss per redeemable common share	$(13.15)	$(18.14)

The Company Directors who are eligible to receive stock-based compensation for 2010 elected in December 2009 to receive Class B Redeemable Common Shares at the end of 2010 in lieu of deferring this compensation. One key employee also elected to receive Class B Redeemable Common Shares in lieu of deferring this compensation. The 226 share awards that were not deferred are not dilutive for the periods presented due to the net loss in the 2010 quarter and therefore, are not included in the diluted loss per redeemable common share calculation.

7.	SEGMENT INFORMATION

The Company manages its business with three reportable segments: fully-insured dental, self-insured dental and corporate, all other. Fully-insured dental consists of the fully-insured dental HMO, fully-insured dental PPO and fully-insured dental indemnity products. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other consists of revenue associated with the Company’s dental indemnity, dental PPO, and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups, pricing, benefits and underwriting requirements.

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare service expense, was approximately $2,994,000 and $2,824,000 for the three months ended March 31, 2010 and 2009, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2010 and 2009 (amounts in thousands):

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$12,708	$10,644	$2,064	$11,134	$9,260	$1,874
Self-insured dental	5,860	5,045	815	6,163	5,317	846
Corporate, all other	115		115	104		104

Total	$18,683	$15,689	2,994	$17,401	$14,577	2,824

Investment income			24			35
Other income			16			22

Insurance expense			3,209			3,116

Loss before income tax			$(175)			$(235)

Total assets-corporate			$61,512			$47,748

Inter-segment revenues were not significant for the three months ended March 31, 2010 and 2009.

8.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to date pretax income or loss. The estimated income tax benefit for the three months ended March 31, 2010 was approximately $63,000 with an effective tax rate of 36.0%. The estimated income tax benefit for the three months ended March 31, 2009 was approximately $83,000 with an effective tax rate of approximately 35.4%. These effective tax rates are higher than the statutory rate due to state and local taxes and other permanent differences.

9.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.98% at March 31, 2010 and December 31, 2009. At March 31, 2010, the fair value of the mortgage note was approximately $1,060,000.

In 2009, the Company renewed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building that matures in December 2010. There was a principal balance outstanding of $630,000 at March 31, 2010 and December 31, 2009. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.98% at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, the carrying value of the revolving note approximates fair value.

10.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (amounts in thousands):

	March 31, 2010				December 31, 2009
	Level 1		Level 2	Total	Level 1		Level 2	Total
Assets
Fixed maturities
Federally-Insured certificates of deposits			$1,413	$1,413			$807	$807
Short-term investments
Money market funds		$174		174		$204		204
Federally-Insured certificates of deposits			505	505			1,009	1,009
Deferred compensation investments (a)
Equity mutual fund investments		265		265		226		226
State guarantee fund deposits (a)
Government securities		241		241		241		241
Federally-Insured certificates of deposits			50	50			50	50

Total		680	1,968	2,648		671	1,866	2,537

Liabilities
Interest rate swap (b)			27	27			24	24

Total	$		$27	$27	$		$24	$24

(a)	Included in other assets
(b)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. For the three months ended March 31, 2010 and 2009, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Form 10-K for the fiscal year ended December 31, 2009. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of March 31, 2010, we had approximately 285,900 members in our dental and vision benefit programs with approximately 2,640 dentists participating in our networks of providers.

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and corporate, all other. Corporate, all other consists of revenue associated with our dental indemnity, dental PPO, and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are primarily marketed to employer groups. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements. The results of our fully-insured and self-insured dental segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

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

Strategy

Our strategy focuses on providing solutions to employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. We expect our dental PPO and indemnity products to be important components of growth in the years ahead.

In our original eight county service area, our non-exclusive dental HMO provider network includes approximately 96% of the dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

Highlights

–	We had a net loss of approximately $112,000 for the three months ended March 31, 2010 compared to a net loss of approximately $152,000 for the three months ended March 31, 2009.

–	To date in 2010, our dental and vision product membership increased by approximately 8,700 members to approximately 285,900 members at March 31, 2010. This membership increase from December 31, 2009 is due to an increase in fully-insured dental membership of approximately 15,600 members and an increase in corporate, all other membership of approximately 2,200 members, offset by a decrease in self-insured membership of approximately 9,100 members. The decrease in self-insured membership is primarily due to one large self-insured employer group with approximately 7,500 members that shifted from self-insured to fully-insured effective January 1, 2010 along with a decrease of approximately 1,600 members resulting from self-insured dental HMO groups that did not renew with the Company or reduced their employee counts in the first quarter of 2010. Our membership at March 31, 2010 includes approximately 38,900 members related to our DentaSelect dental PPO offering.

–	Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 83.8% in the three months ended March 31, 2009 to 84.0% in the three months ended March 31, 2010. This loss ratio increase is due to an increase in new fully insured business in the 2010 quarter compared to the 2009 quarter. New fully-insured business typically has a higher loss ratio than fully insured business that has been with us for more than one year. The fully-insured dental segment represents approximately 68% of our total dental business.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2010, or the 2010 quarter, and the three months ended March 31, 2009, or the 2009 quarter.

The following table presents membership and financial data for our three reportable segments (dollar amounts in thousands):

	As of March 31, 2010	As of March 31, 2009	Change
Membership:
Fully-insured dental	186,700	161,800	15.4%
Self-insured dental	78,500	83,700	(6.2%)
Corporate, all other	20,700	16,600	24.7%

Total membership	285,900	262,100	9.1%

	Three months ended March 31, 2010	Three months ended March 31, 2009	Change
Premium revenue:
Fully-insured dental	$12,708	$11,134	14.1%
Self-insured dental	5,860	6,163	(4.9%)
Corporate, all other	115	104	10.6%

Total premium revenue	18,683	17,401	7.4%

Investment income	24	35	(31.4%)

Other income	16	22	(27.3%)

Total revenue	18,723	17,458	7.2%

Healthcare service expense:
Fully-insured dental	10,644	9,260	14.9%
Self-insured dental	5,045	5,317	(5.1%)
Corporate, all other

Total healthcare service expense	15,689	14,577	7.6%

Insurance expense	3,209	3,116	3.0%

Income tax benefit	63	83	(24.1%)

Net Loss	$112	$152	(26.3%)

Summary

Net loss on Redeemable Shares was approximately $112,000 in the 2010 quarter compared to approximately $152,000 in the 2009 quarter. Basic loss on Redeemable Common Shares decreased from $18.14 per Redeemable Common share in the 2009 quarter to $13.15 per Redeemable Common Share in the 2010 quarter. The decrease in the net loss was primarily due to an increase in total revenue less healthcare services expense or gross profit of approximately $153,000, to approximately $3,034,000 in the 2010 quarter from approximately $2,881,000 in the 2009 quarter. This increase in gross profit was offset by an increase in insurance expense of approximately $93,000 in the 2010 quarter compared to the 2009 quarter. This insurance expense increase is primarily attributable to higher salary and benefit costs, higher broker commission expense, and higher premium taxes associated with increased fully-insured premiums.

Membership

Our fully-insured dental membership increased by approximately 24,900 members as of March 31, 2010 from March 31, 2009. This membership increase is primarily attributable to an increase of approximately 12,500 fully-insured dental HMO members, an increase of approximately 12,100 fully-insured dental PPO members, and an increase of approximately 300 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The increase in fully-insured dental HMO membership of 12,500 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 14,000 members, offset by the loss of approximately 9,000 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. In addition, fully-insured DHMO membership increased due to the shift of one large employer group with approximately 7,500 members from the self-insured DHMO to the fully-insured DHMO effective January 1, 2010. The increase in fully-insured dental PPO membership is due to new sales in the new geographic areas in Ohio and Kentucky.

Our self-insured dental membership decreased by approximately 5,200 members as of March 31, 2010 from March 31, 2009. This decrease is primarily due to one large self-insured employer group with approximately 7,500 members that shifted from self-insured DHMO to fully-insured DHMO effective January 1, 2010 offset by an increase in self-insured membership of 2,300 members attributable to new sales.

Our corporate, all other membership increased by approximately 4,100 members as of March 31, 2010 from March 31, 2009. The increase is primarily due to an increase of approximately 4,400 members in our vision plan.

Revenue

Fully-insured dental premium revenue for the 2010 quarter increased by approximately $1,574,000 compared to the 2009 quarter. An increase in fully-insured membership volume in the 2010 quarter resulted in an increase in fully-insured dental premiums of approximately $1,631,000. Approximately $521,000 of this volume-related fully-insured premium increase was the result of a large employer group shifting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $1,110,000 of this volume-related increase in fully-insured premium revenue is the result of new fully-insured group sales. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in a decrease of approximately $57,000 in fully-insured dental premium revenue. This decrease is primarily due to an increase in our fully-insured dental PPO product membership relative to our total fully-insured membership in the 2010 quarter compared to the 2009 quarter. The fully insured dental PPO product has slightly lower premium rates than the fully-insured dental HMO and indemnity products.

Total self-insured dental revenue for the 2010 quarter decreased approximately $303,000 compared to the 2009 quarter. Self-insured revenue decreased by approximately $558,000 due to the shift of the large employer group to the fully-insured dental HMO product discussed above. This decrease in self-insured revenue was offset by an increase of approximately $185,000 related to new self-insured sales and by an increase of approximately $70,000 related to an increase in dental service utilization by our self-insured members in the 2010 quarter compared to the 2009 quarter. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2010 quarter decreased approximately $291,000, or 5.0%, to approximately $5,569,000 in the 2010 quarter from approximately $5,860,000 in the 2009 quarter. Self-insured claim revenue decreased by approximately $531,000 due to the shift of the member month volume associated with the large employer group discussed above. This decrease in self-insured claim revenue was offset by an increase of approximately $176,000 related to new self-insured sales and by an increase of approximately $64,000 related to an increase in dental service utilization by our self-insured members in the 2010 quarter compared to the 2009 quarter.

Self-Insured ASO Fees - Self-insured ASO fees for the 2010 quarter decreased approximately $12,000, or 4.0%, to approximately $291,000 in the 2010 quarter from approximately $303,000 in the 2009 quarter. This decrease is primarily attributable to the decrease of approximately $27,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $9,000 related to new self-insured sales and an increase of approximately $6,000 related to a small increase in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the dental indemnity product, the dental PPO product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $11,000 in the 2010 quarter compared to the 2009 quarter primarily due to an increase in the administrative fees we earned from our vision product underwritten by a third party insurance carrier.

Investment Income

Investment income for the 2010 quarter decreased approximately $11,000 compared to the 2009 quarter. This decrease is attributable to a decrease in prevailing interest rates on our certificates of deposit and money market funds in the 2010 quarter as compared to the 2009 quarter. In the 2010 quarter, we began investing in corporate bonds in addition to the certificates of deposit and money market funds previously held in an effort to improve our investment income.

Healthcare Services Expense

Fully-insured dental healthcare services expense for the 2010 quarter increased approximately $1,384,000 compared to the 2009 quarter. An increase in fully-insured membership volume in the 2010 quarter resulted in an increase in fully-insured dental healthcare services expense of approximately $1,356,000. Approximately $433,000 of the volume-related fully-insured healthcare services expense increase was the result of a large employer group shifting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $923,000 of this volume-related increase in fully-insured healthcare services expense was the result of new fully-insured group sales. An increase in fully-insured dental healthcare services expense of approximately $28,000 is the result of an increase in fully-insured dental healthcare services expense on a per member per month basis for the 2010 quarter compared to the 2009 quarter for both our new and existing fully-insured membership. The fully-insured segment represents approximately 68% of our total dental business.

Self-insured dental healthcare services expense for the 2010 quarter decreased approximately $272,000 compared to the 2009 quarter. The shift of the large employer group to the fully-insured dental HMO product effective January 1, 2010 resulted in a decrease in self-insured dental healthcare services expense of approximately $482,000. This decrease is offset by an increase of approximately $159,000 related to new self-insured membership and by an increase of approximately $51,000 related to an increase in dental service utilization by our self-insured members in the 2010 quarter compared to the 2009 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2010 quarter increased approximately $93,000 compared to the 2009 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.1% for the 2010 quarter compared to 17.8% for the 2009 quarter. The higher consolidated insurance expense for the 2009 quarter was primarily due to higher salaries, wages and employee benefits, and higher commission expense and other contract acquisition costs.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to date pretax income or loss. Our estimated income tax benefit for the 2010 quarter was approximately $63,000 with an effective tax rate of 36.0%. Our estimated income tax benefit for the 2009 quarter was approximately $83,000 with an effective tax rate of approximately 35.4%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Because premiums are collected in advance of claims payments, our business normally produces positive operating cash flows during a period of increasing enrollment. Conversely, operating cash flows would normally be negatively affected during a period of shrinking enrollment. Cash decreased approximately $2,007,000, or 29.7%, during the 2010 quarter to approximately $4,762,000 as of March 31, 2010 from approximately $6,769,000 as of December 31, 2009. The change in cash for the 2010 and 2009 quarters is summarized as follows (in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009
Net cash provided by (used in) operating activities	$67	$(158)
Net cash used in investing activities	(2,035)	(489)
Net cash used in financing activities	(39)	(80)

Decrease in cash and cash equivalents	$(2,007)	$(727)

Cash Flow from Operating Activities

In the 2010 quarter, approximately $67,000 was provided by operating activities. We had a net loss of approximately $(112,000). Non-cash depreciation and amortization expense was approximately $125,000 in the 2010 quarter compared to approximately $113,000 in the 2009 quarter. In addition, no cash was used related to income taxes in the 2010 quarter compared to approximately $216,000 in the 2009 quarter.

In the 2010 quarter, our claims payable liability decreased by approximately $132,000 in the 2009 quarter, to approximately $2,185,000 at March 31, 2010 from approximately $2,317,000 at December 31, 2009. This decrease is primarily the result of one less business day of reported claims in process at March 31, 2010 compared to December 31, 2009. The increase in our unearned premium revenue liability of approximately $25.8 million, to approximately $46.8 million at March 31, 2010 from approximately $21.0 million at December 31, 2009 and the increase in unbilled accounts receivable of approximately $25.3 million to approximately $45.3 million at March 31, 2010 from $20.0 million December 31, 2009 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2010 that are non-cancelable by DCP. Deferred acquisition costs increased by approximately $1,617,000 and other payables and accruals expenses increased by approximately $1,322,000 in the 2010 quarter primarily due to the renewals discussed above. Other assets increased by approximately $119,000 primarily due to an increase in the federal income tax receivable of approximately $63,000 as of March 31, 2010 and an increase in deferred compensation investments of approximately $39,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not unusual and are consistent with the 2009 quarter.

Cash Flow from Investing Activities

In the 2010 quarter, we invested approximately $33,000 in building improvements, furniture and fixtures and computer equipment. During the 2010 period, we made purchases totaling approximately $4.9 million of corporate bonds, certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2010 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $2.9 million. The institutional money market sales occur in the normal course of business to pay current obligations.

Cash Flow from Financing Activities

In the 2010 quarter, we made the scheduled principal payments of approximately $30,000 related to our office building mortgage. During the 2010 quarter, we repurchased Redeemable Common Shares with a value of approximately $16,000 and issued Redeemable Common Shares with a value of approximately $18,000. We also paid dividends payable to holders of our Redeemable Provider Preferred Shares of approximately $11,000 in the 2010 quarter.

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

In the 2010 quarter, we paid no withhold return to participating providers because a withhold return was not authorized by the Board in December of 2009. In the 2009 quarter, we paid $464,000 to participating providers that was authorized by the Board and accrued in December of 2008.

Contractual Obligations, other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2009 Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in the 2010 quarter.

Financial Condition

Our consolidated cash and short-term investments were approximately $5.4 million as of March 31, 2010 and approximately $8.0 million as of December 31, 2009. Based on total expenses for the three months ended March 31, 2010, we estimate that we had approximately 26 days of cash and short-term investments on hand at March 31, 2010.

Our cash and short-term investments totaled approximately $5.4 million at March 31, 2010 due to the decrease in cash of approximately $2.0 million during the 2010 quarter and the decrease in short-term investments of approximately $535,000 during the 2010 quarter. These decreases in cash and short-term investments were primarily due to the increase in longer term fixed maturities investments of $2,531,000 in the 2010 quarter. We expect to generate positive cash flow from operations during the balance of 2010.

In 2006 we entered into an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. In July 2009, we renewed the $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% at March 31, 2010. The Company did not have any interest expense for the line of credit in the 2010 quarter or the 2009 quarter. As of March 31, 2010 and December 31, 2009, there was no amount outstanding on this line of credit.

In 2008 we entered into an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. In August 2009, we renewed the $1,000,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% at March 31, 2010. The Company did not have any interest expense for the line of credit in the 2010 quarter of the 2009 quarter. As of March 31, 2010 and December 31, 2009, there was no amount outstanding on this line of credit.

On December 15, 2009, we renewed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on our office building. As of March 31, 2010, there was a principal balance outstanding of $630,000 related to this revolving note. This revolving note matures on December 15, 2010, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

We believe our premium revenues, cash, short-term investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our operating leases and other commitments. In the long-term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and Redeemable Provider Preferred Shares of our provider shareholders who die, become permanently disabled, retire, leave our networks or request redemption. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares and Redeemable Provider Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. In 2010, no dividends may be paid by Dental Care Plus, without prior approval by state regulatory authorities. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend.

Critical Accounting Policies

Claims Payable Liability

We estimate liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates. Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the condensed consolidated statements of operations for the period in which the differences are identified.

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claim in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2010 quarter for the claims trend factor used to estimate incurred claims for March 31, 2010 are consistent with the higher dental services utilization we experienced in 2009 and our expectation that this higher level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of March 31, 2010 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)

(Decrease) Increase In Factor		Estimated claims payable liability as of 3/31/2010	(Decrease) Increase In Factor		Estimated claims payable liability as of 3/31/2010

(0.50)%		2,391,750	(5)%		1,973,462
0%	(estimate used)	2,145,067	0%	(estimate used)	2,145,067
0.50%		2,009,928	5%		2,338,123

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus. The claims trend factors we use to estimate outstanding IBNR and reported claims in process for the most recent month are somewhat less reliable based on historical experience, with a variance range of approximately five percent, plus or minus. We have found that the estimated claims trend factor can be higher or lower than what the paid claims data indicates with the passage of time primarily because of factors beyond our control, such as the level of utilization of services by dental members and the expected and actual mix of the types of services received by dental members.

Seasonality of Dental Service Utilization

Based on our healthcare service expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare service expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2008 our quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter. However, in 2009 our quarterly healthcare services expense was slightly above average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2010		2009		2008

	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	15,542	19.58	14,326	19.43	12,922	18.87
Second Quarter			14,437	19.54	13,017	18.32
Third Quarter			15,557	20.69	14,157	18.52
Fourth Quarter			13,721	17.77	13,030	17.49

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

Risk-Based Capital

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2009, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

At March 31, 2010 and December 31, 2009, respectively, our investment portfolio consisted of approximately $174,000 and $204,000 of institutional money market funds. Our portfolio also included approximately $1,925,000 and $0 of investment grade corporate bonds and approximately $1,918,000 and $1,817,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2010 and December 31, 2009, respectively. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $64,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $57,000 increase in fair value. The corporate bonds with an amortized cost of $1,925,000 at March 31, 2010 are all classified as held to maturity. The certificates of deposit with a cost of $1,900,000 at March 31, 2010 and $1,800,000 at December 31, 2009 are all classified as available-for-sale.

At March 31, 2010 and December 31, 2009, we had a mortgage note with a bank with an outstanding principal balance of $990,000 and $1,020,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At March 31, 2010 and December 31, 2009, we had a revolving note with a commercial bank with an outstanding principal balance of $630,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

Our investment in investment grade corporate bonds has added an element of market risk in the 2010 quarter that the Company did not have in 2009. We do not believe that this added market risk is material. There have been no material changes in our exposures to market risk for the quarter ended March 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010. Based on the evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2009 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2009 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March of 2010, the Company sold and issued 28 Class B Redeemable Common Shares in a private placement, at a price of $634.05 per share.

We repurchased and retired 3 Class A Redeemable Common Share and 45 Class B Redeemable Common Shares during the three months ended March 31, 2010 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2010	2	(a)	22	(a)	$635.07	0	N/A
February 1 – February 28, 2010	0		0		0	0	N/A
March 1 – March 31, 2010	1	(a)	23	(a)	$644.01	0	N/A

(a)	Repurchased from provider shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

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

DCP HOLDING COMPANY

	By:	/s/ Anthony A. Cook
May 13, 2010		Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

May 13, 2010	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002