Form 10-Q
period 2010-09-30
DCP Holding CO
filed 2010-11-12
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010 there were 609 and 7,474 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

PART I – FINANCIAL INFORMATION

i

Item 1. Financial Statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS
INVESTMENTS:
Fixed maturities	$3,135,893	$807,461
Short-term investments	728,527	1,213,471

Total investments	3,864,420	2,020,932
CASH AND CASH EQUIVALENTS	3,764,744	6,769,186
ACCRUED INVESTMENT INCOME	35,542	4,980
ACCOUNTS RECEIVABLE, net of allowance of $13,974 and $10,863 at September 30, 2010 and December 31, 2009, respectively	555,349	411,676
UNBILLED ACCOUNTS RECEIVABLE	35,315,312	19,985,267
DEFERRED ACQUISITION COSTS	2,665,125	1,241,141
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,599,575 and $2,254,131 at September 30, 2010 and December 31, 2009, respectively	2,386,147	2,626,033
OTHER ASSETS	1,872,360	1,477,693

TOTAL ASSETS	$50,458,999	$34,536,908

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,979,781	$2,316,515
UNEARNED PREMIUM REVENUE	36,177,940	20,959,114
OTHER PAYABLES AND ACCRUALS	3,981,515	3,226,253
REVOLVING NOTE	630,000	630,000
MORTGAGE LOAN PAYABLE	930,000	1,020,000
DEFERRED COMPENSATION	1,043,124	959,720

TOTAL LIABILITIES	45,742,360	29,111,602

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 and zero at September 30, 2010 and December 31, 2009, respectively	297,265
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 at September 30, 2010 and December 31, 2009, respectively	162,487	196,095
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 609 and 621 at September 30, 2010 and December 31, 2009, respectively	320,728	394,813
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,474 and 7,604 at September 30, 2010 and December 31, 2009, respectively	3,936,159	4,834,398

Total redeemable preferred and common shares	4,716,639	5,425,306

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$50,458,999	$34,536,908

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES
Premium revenue	$19,446,048	$18,076,912	$56,889,830	$53,087,141
Investment income	27,158	17,004	83,613	80,219
Other income	15,845	16,378	48,652	54,779

Total revenues	19,489,051	18,110,294	57,022,095	53,222,139

EXPENSES
Healthcare services expense	16,751,400	15,561,170	48,684,449	44,584,263

Insurance expense:
Salaries and benefit expense	1,197,062	1,198,287	3,867,277	3,503,293
Commission expense and other acquisition costs	799,401	799,015	2,347,549	2,337,045
Other insurance expense	1,059,564	1,299,803	3,365,374	3,699,135

Total insurance expense	3,056,027	3,297,105	9,580,200	9,539,473

Total expenses	19,807,427	18,858,275	58,264,649	54,123,736

LOSS BEFORE INCOME TAX	(318,376)	(747,981)	(1,242,554)	(901,597)

INCOME TAX EXPENSE (BENEFIT)	2,528	(265,940)	(329,898)	(320,447)

LOSS ON REDEEMABLE SHARES	$(320,904)	$(482,041)	$(912,656)	$(581,150)

BASIC AND DILUTED LOSS PER REDEEMABLE COMMON SHARE	$(38.16)	$(56.88)	$(107.76)	$(68.51)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (Unaudited)

	Redeemable Common Shares				Redeemable Preferred Shares					Shareholders’ Equity
	Class A		Class B		Institutional Preferred			Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount

BALANCE—DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398				330	$196,095
Net loss											$(912,656)				$(912,656)	$(912,656)
Change in fair value of interest rate swap (net of income tax benefit of $3,446)													$(6,689)		(6,689)	(6,689)
Unrealized loss on investments (net of income tax benefit of $2,873)													(5,577)		(5,577)	(5,577)

Total comprehensive loss																$(924,922)

Dividend payable											(2,993)				(2,993)
Redeemable Shares issued			28	17,753	300		$300,000
Class A Common Shares exchanged for Class B Common Shares	(3)	(1,752)	3	1,752
Redeemable Shares repurchased	(9)	(5,297)	(161)	(93,208)
Dilution of shares to redemption value		(67,036)		(824,536)			(2,735)		(33,608)		915,649		12,266		927,915

BALANCE—SEPTEMBER 30, 2010	609	$320,728	7,474	$3,936,159	300		$297,265	330	$162,487	$		$		$

BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss											$(581,150)				$(581,150)	$(581,150)
Change in fair value of interest rate swap (net of income tax of $3,522)													$6,837		6,837	6,837
Unrealized loss on investments (net of income tax benefit of $3,306)													(6,424)		(6,424)	(6,424)

Total comprehensive loss																$(580,737)

Redeemable Shares issued, net of issuance cost			30	18,066				330	$197,136
Class A Common Shares exchanged for Class B Commons Shares	(3)	(2,012)	3	2,012
Class B Common Shares exchanged for Class A Commons Shares	1	590	(1)	(590)
Redeemable Shares repurchased	(6)	(3,964)	(178)	(116,234)
Dilution of shares to redemption value		(43,550)		(535,632)					(1,555)		581,150		(413)		580,737

BALANCE—SEPTEMBER 30, 2009	622	$374,305	7,629	$4,590,955		$		330	$195,581	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable shares	$(912,656)	$(581,150)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	390,686	347,506
Deferred compensation	83,404	225,537
Effects of changes in operating assets and liabilities:
Accrued investment income	(30,562)	10,654
Accounts receivable	(143,673)	119,310
Unbilled accounts receivable	(15,330,045)	(4,342,987)
Deferred acquisition costs	(1,423,984)	(358,960)
Other assets	(410,309)	(610,517)
Claims payable	663,266	(491,314)
Unearned premium revenue	15,218,826	4,782,542
Other payables and accruals	708,162	129,228

Net cash used in operating activities	(1,186,885)	(770,151)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(6,979,977)	(13,569,388)
Sales and maturities of investments	5,109,431	14,139,758
Acquisition of property and equipment	(110,231)	(198,413)

Net cash (used in) provided by investing activities	(1,980,777)	371,957

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(90,000)	(90,000)
Repayment of capital lease		(19,253)
Repurchase of redeemable shares	(54,014)	(132,642)
Redeemable shares issued	317,753	215,202
Dividends paid	(10,519)

Net cash provided by (used in) financing activities	163,220	(26,693)

DECREASE IN CASH AND CASH EQUIVALENTS	(3,004,442)	(424,887)

CASH AND CASH EQUIVALENTS—Beginning of period	6,769,186	2,527,946

CASH AND CASH EQUIVALENTS—End of period	$3,764,744	$2,103,059

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$39,500	$47,000
Cash paid for income taxes		391,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$106,661	$47,572

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER, 30 2010 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2009 financial statements and notes thereto as included in the DCP Holding Company Form 10-K for the year ended December 31, 2009 filed with the Commission on March 16, 2010. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $36,178,000 and $20,959,000 at September 30, 2010 and December 31, 2009, respectively, and relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $35,315,000 and $19,985,000 at September 30, 2010 and December 31, 2009, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $863,000 and $974,000 at September 30, 2010 and December 31, 2009, respectively. Management has determined that as of September 30, 2010 and December 31, 2009, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and a money market mutual fund. The Company classifies all certificates of deposit investments and the money market mutual fund as available-for-sale. Such certificates of deposit investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company classifies all investment grade corporate bonds as held-to-maturity based on the Company’s positive intent and ability to hold the securities to maturity. Held-to-maturity investments are recorded at amortized cost. The amortized cost of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity using the effective-yield method of amortization. Such amortization is included in investment income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method. The Company’s investment in investment grade corporate bonds has added an element of market risk in 2010 that the Company did not have in 2009. The Company’s management does not believe that this added market risk is material. There have been no material changes in exposures to market risk for the three and nine months ended September 30, 2010.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $282,000 and $291,000 at September 30, 2010 and December 31, 2009, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $1,106,000 and $557,000 and amortized approximately $883,000 and $692,000 of these capitalized costs for the three months ended September 30, 2010 and 2009, respectively. The Company capitalized deferred acquisition costs of approximately $3,928,000 and $2,390,000 and amortized approximately $2,504,000 and $2,031,000 of these capitalized costs for the nine months ended September 30, 2010 and 2009, respectively. These amounts are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of operations.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $74,500 for the three and nine months ended September 30, 2010. The healthcare services expense assumed was approximately $77,000 for the three and nine months ended September 30, 2010. The Company did not have any assumed dental insurance premium or healthcare services expense for the three and nine months ended September 30, 2009. As of September 30, 2010, the Company has approximately $11,300 of reinsurance premium receivable and claims payable of approximately $30,500.

3.	NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued guidance that provides additional disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. This guidance did not have a material effect on the Company’s financial statements or related disclosures.

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

In October 2010, the FASB issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company is evaluating the impact on our financial statements and related disclosures.

4.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with a cost of $1,300,000 and $1,800,000 as of September 30, 2010 and December 31, 2009, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on broker-quoted market prices. The unrealized gains and losses on available-for-sale investment activity are due to a change in the quoted market prices for these investments caused by any changes in prevailing interest rates since they were purchased. The Company also invests in a money market fund with a cost and fair value of $224,599 and $204,111 as of September 30, 2010 and December 31, 2009, respectively. In 2010, the Company began to invest in investment grade corporate bonds, which are classified as held-to-maturity and are recorded at amortized cost. The Company owned approximately $2,328,000 of investment grade corporate bonds at amortized cost as of September 30, 2010. There were no realized gains or losses for the three and nine months ended September 30, 2010 and 2009.

At September 30, 2010 and December 31, 2009, maturity dates for fixed maturity and short-term investments (excluding the money market fund) were:

	Available for Sale			Held-to-Maturity
September 30, 2010	Cost	Fair Value	% of Total Value	Amortized Cost		Fair Value		% of Total Value
Maturity dates occurring:
Less than 1 year (five certificates of deposit)	$500,000	$503,928	38.4%
Years 1-3 (five certificates of deposit and eleven corporate bonds)	800,000	808,316	61.6%		$2,327,577		$2,383,192	100.0%

Total investments	$1,300,000	$1,312,244	100.0%		$2,327,577		$2,383,192	100.0%

	Available for Sale			Held-to-Maturity
December 31, 2009	Cost	Fair Value	% of Total Value	Amortized Cost		Fair Value		% of Total Value
Maturity dates occurring:
Less than 1 year (ten certificates of deposit)	$1,000,000	$1,009,360	55.6%	$		$
Years 1-2 (six certificates of deposit)	800,000	807,461	44.4%

Total investments	$1,800,000	$1,816,821	100.0%	$		$

Investments classified at September 30, 2010 and December 31, 2009, as fixed maturities and short-term investments were as follows:

	Available for Sale				Held-to-Maturity
September 30, 2010	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value

Money market	$224,599			$224,599
Certificates of deposit, short term	500,000	$3,928		503,928
Certificates of deposit, fixed maturities	800,000	8,316		808,316
Corporate Bonds, fixed maturities			$			$2,327,577		$55,615	$		$2,383,192

Total investments	$1,524,599	$12,244	$	$1,536,843		$2,327,577		$55,615	$		$2,383,192

	Available for Sale				Held-to-Maturity
December 31, 2009	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value

Money market	$204,111			$204,111
Certificates of deposit, short term	1,000,000	$9,360		1,009,360
Certificates of deposit, fixed maturities	800,000	7,461	$	807,461	$		$		$	$

Total investments	$2,004,111	$16,821	$	$2,020,932	$		$		$	$

Unrealized losses on investments are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three and nine months ended September 30, 2010. The Company had no investments in a continuous unrealized loss position for greater than one year as of September 30, 2010.

5.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods and is included in other insurance expense in the condensed consolidated statements of operations. The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $12,000 and $20,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2010 and 2009, respectively. The Company recorded expense of approximately $51,000 and $73,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2010 and 2009, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense (benefit) of approximately $(5,000) and $29,000 related to deferred share awards and the change in the value of phantom shares for the three months ended September 30, 2010 and 2009, respectively. The deferred compensation benefit is the result of the Company’s reduced share price expectations. The Company recorded deferred compensation expense of approximately $15,000 and $155,000 related to deferred share awards and the change in the value of phantom shares for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010 there is approximately $188,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 2.25 years.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the nine months ended September 30, 2010 and 2009 were $713 and $801, respectively. At September 30, 2010 and December 31, 2009, the deferred compensation liability was approximately $1,043,000 and $960,000, respectively. The increase of the deferred compensation liability of approximately $83,000 is the result of deferred compensation expense and contributions to a deferred compensation mutual fund investment.

The following is a summary of activity of nonvested awards for the nine months ended September 30, 2010:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2010			163.5	$894
Granted	216.0	$674	84.0	812

Non-vested awards at September 30, 2010	216.0	$674	247.5	$866

There were no shares that vested for the three and nine months ended September 30, 2010.

6.	LOSS PER REDEEMABLE COMMON SHARE

The loss per redeemable common share is calculated as follows for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss on redeemable shares	$(320,904)	$(482,041)	$(912,656)	$(581,150)
Less dividend payable to redeemable preferred shareholders	(2,993)		(2,993)
Less net loss allocated to redeemable preferred shareholders	(14,419)	(12,663)	(36,118)	(11,311)

Net loss dilutive to redeemable common shareholders	$(309,478)	$(469,378)	$(879,531)	$(569,839)

Weighted average outstanding redeemable common shares used to compute basic and diluted loss per redeemable common share	8,110	8,252	8,162	8,318

Basic and diluted loss per redeemable common share	$(38.16)	$(56.88)	$(107.76)	$(68.51)

The Company Directors who are eligible to receive stock-based compensation for 2010 elected in December 2009 to receive Class B Redeemable Common Shares at the end of 2010 in lieu of deferring this compensation. One key employee also elected to receive Class B Redeemable Common Shares in lieu of deferring this compensation. The 216 director and 10 management share awards that were not deferred are anti-dilutive for the periods presented due to the net loss for the three and nine months ended September 30, 2010 and therefore, are not included in the diluted loss per redeemable common share calculation.

7.	REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY

The Board of Directors authorized and approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of 300 preferred shares authorized of the 100,000 authorized. On July 21, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with an investor. Pursuant to the Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share shall be 5% of the book value at the beginning of the dividend period. The proceeds of the sale of the Shares will be used to fund the expansion of current dental insurance products into new markets, to fund corporate infrastructure improvements and to increase the capital and surplus of Dental Care Plus, Inc. (“DCP”) to support the growth of fully-insured dental insurance premium revenue. The sale of the Shares under the Stock Purchase Agreement is pursuant to a private sale exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $2,695,000 and $2,516,000 for the three months ended September 30, 2010 and 2009, respectively. The Company’s gross profit for the nine months ended September 30, 2010 and 2009 was approximately $8,206,000 and $8,503,000, respectively.

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2010 and 2009 (amounts in thousands):

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$13,160	$11,416	$1,744	$11,348	$9,845	$1,503
Self-insured dental	6,180	5,335	845	6,618	5,716	902
Corporate, all other	106		106	111		111

Total	$19,446	$16,751	2,695	$18,077	$15,561	2,516

Investment income			27			17
Other income			16			16

Insurance expense			3,056			3,297

Loss before income tax			$(318)			$(748)

Total assets-corporate			$50,459			$39,950

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$38,841	$33,422	$5,419	$33,675	$28,090	$5,585
Self-insured dental	17,706	15,262	2,444	19,102	16,494	2,608
Corporate, all other	343		343	310		310

Total	$56,890	$48,684	8,206	$53,087	$44,584	8,503

Investment income			84			80
Other income			49			55

Insurance expense			9,581			9,539

Loss before income tax			$(1,242)			$(901)

Total assets-corporate			$50,459			$39,550

Inter-segment revenues were not significant for the three and nine months ended September 30, 2010 and 2009.

9.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to date pretax income or loss. Our estimated income tax expense for the three months ended September 30, 2010 was approximately $3,000 due to the fact that we revised our 2010 effective tax rate from 35.6% to 26.5% as of September 30, 2010. Our estimated income tax benefit for the three months ended September 30, 2009 was approximately $266,000 with an effective tax rate of approximately 35.6%. Our estimated income tax benefit for the nine months ended September 30, 2010 was approximately $330,000 with an effective tax rate of 26.5%. Our estimated income tax benefit for the nine months ended September 30, 2009 was approximately $320,000 with an effective tax rate of approximately 35.5%.

10.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.01% and 1.98% at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the

Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013.

In 2009, the Company renewed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on the office building that matures in December 2010. There was a principal balance outstanding of $630,000 at September 30, 2010 and December 31, 2009. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.01% and 1.98% at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, the carrying value of the revolving note approximates fair value.

11.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (amounts in thousands):

	September 30, 2010				December 31, 2009
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$808	$808			$807	$807
Short-term investments
Money market funds		$225		225		$204		204
Federally-Insured certificates of deposits			504	504			1,009	1,009
Deferred compensation investments (a)
Equity mutual fund investments		286		286		226		226
State guarantee fund deposits (b)
Government securities		232		232		241		241
Federally-Insured certificates of deposits			50	50			50	50

Total		743	1,362	2,105		671	1,866	2,537

Liabilities
Interest rate swap (c)			34	34			24	24

Total	$		$34	$34	$		$24	$24

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. For the three and nine months ended September 30, 2010 and 2009, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of September 30, 2010, we had approximately 290,300 members in our dental and vision benefit programs with approximately 2,834 dentists participating in our networks of providers.

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and corporate, all other. Corporate, all other consists of revenue associated with our dental indemnity, dental PPO, and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are primarily marketed to employer groups. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups and pricing, benefits and underwriting requirements. The results of our fully-insured and self-insured dental segments are measured by gross profit, which is defined as premium revenue less healthcare services expense. We do not measure the results of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

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

Highlights

–	We had a net loss of approximately $321,000 for the three months ended September 30, 2010 compared to a net loss of approximately $482,000 for the three months ended September 30, 2009 and we had a net loss of approximately $913,000 for the nine months ended September 30, 2010 compared to a net loss of approximately $581,000 for the nine months ended September 30, 2009. The increase in the net loss in 2010 is primarily due to higher than expected utilization of healthcare services and a higher than expected level of fully-insured out-of-network dental healthcare services expense.

–	To date in 2010, our dental and vision product membership increased by approximately 13,100 members to approximately 290,300 members at September 30, 2010. This membership increase from December 31, 2009 is due to an increase in fully-insured dental membership of approximately 20,200 members and an increase in corporate, all other membership of approximately 1,600 members, offset by a decrease in self-insured membership of approximately 8,700 members. The decrease in self-insured membership is primarily due to one large self-insured employer group with approximately 7,500 members that shifted from self-insured to fully-insured effective January 1, 2010 along with a decrease of approximately 1,200 members resulting from self-insured dental HMO groups that did not renew with the Company or reduced their employee counts in the first nine months of 2010.

–	Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 84.0% in the nine months ended September 30, 2009 to 85.6% in the nine months ended September 30, 2010. This loss ratio increase is due to an increase in new fully-insured business in the first nine months of 2010 compared to the first nine months of 2009. New fully-insured business typically has a higher loss ratio than fully-insured business that has been with us for more than one year. The fully-insured dental segment represents approximately 68% of our total dental business.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended September 30, 2010, or the 2010 quarter, the three months ended September 30, 2009, or the 2009 quarter, the nine months ended September 30, 2010, or the 2010 period, and the nine months ended September 30, 2009, or the 2009 period.

The following table presents membership and financial data for our three reportable segments (dollar amounts in thousands):

	As of September 30, 2010	As of September 30, 2009	Change
Membership:
Fully-insured dental	191,300	165,000	15.9%
Self-insured dental	78,900	86,500	(8.8%)
Corporate, all other	20,100	17,700	13.6%

Total membership	290,300	269,200	7.8%

	Three months ended September 30, 2010	Three months ended September 30, 2009	Change
Premium revenue:
Fully-insured dental	$13,160	$11,348	16.0%
Self-insured dental	6,180	6,618	(6.6%)
Corporate, all other	106	111	(4.5%)

Total premium revenue	19,446	18,077	7.6%

Investment income	27	17	58.8%

Other income	16	16	0.0%

Total revenue	19,489	18,110	7.6%

Healthcare services expense:
Fully-insured dental	11,416	9,845	16.0%
Self-insured dental	5,335	5,716	(6.7%)
Corporate, all other			0.0%

Total healthcare services expense	16,751	15,561	7.6%

Insurance expense	3,056	3,297	(7.3%)

Income tax expense (benefit)	3	(266)	*

Net Loss	$(321)	$(482)	33.4%

*	Not meaningful

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Change
Premium revenue:
Fully-insured dental	$38,841	$33,675	15.3%
Self-insured dental	17,706	19,102	(7.3%)
Corporate, all other	343	310	10.6%

Total premium revenue	56,890	53,087	7.2%

Investment income	84	80	5.0%

Other income	49	55	(10.9%)

Total revenue	57,023	53,222	7.1%

Healthcare services expense:
Fully-insured dental	33,422	28,090	19.0%
Self-insured dental	15,262	16,494	(7.5%)
Corporate, all other			0.0%

Total healthcare services expense	48,684	44,584	9.2%

Insurance expense	9,581	9,539	0.4%

Income tax benefit	(330)	(320)	(3.1%)

Net Loss	$(913)	$(581)	(57.1%)

Summary

Loss per Redeemable Common Share was $38.16 in the 2010 quarter compared to loss per Redeemable Common Share of $56.88 in the 2009 quarter. Loss per Redeemable Common Share was $107.76 in the 2010 period compared to loss per Redeemable Common Share of $68.51 in the 2009 period. The increase in the net loss for the 2010 period was primarily due to a decrease in total revenue less healthcare services expense of approximately $300,000. Total healthcare services expense in the 2010 period increased by approximately $4,100,000 compared to the 2009 period primarily due to the high level of out-of-network dental healthcare services expense for our fully-insured dental PPO product on a per member per month basis. Fully-insured healthcare services expense increased by $5,332,000. Approximately $3,076,000 of this increase is the result of our fully-insured group sales and $1,300,000 resulted from the shift of a large employer group with higher dental healthcare services expense on a per member per month basis from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. In addition, approximately $956,000 of increase in fully-insured healthcare services expense was the result of a high level of dental healthcare services expense on a per member per month basis for our fully-insured products. This increase stems from a higher utilization of healthcare services and a higher level of out-of-network healthcare services expense than expected. These increases in fully-insured healthcare services were offset by a decrease in self-insured healthcare services expense of approximately $1,232,000. Insurance expense increased by $42,000 in the 2010 period compared to the 2009 period. This insurance expense increase is primarily attributable to higher salary and benefit costs, higher broker commission expense, and higher premium taxes associated with increased fully-insured premiums.

Membership

Our fully-insured dental membership increased by approximately 26,300 members as of September 30, 2010 from September 30, 2009. This membership increase is primarily attributable to an increase of approximately 12,400 fully-insured dental HMO members, an increase of approximately 13,500 fully-insured dental PPO members, and an increase of approximately 400 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The increase in fully-insured dental HMO membership of 12,400 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 12,100 members, offset by the loss of approximately 7,200 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. In addition, fully-insured DHMO membership increased due to the shift of one large employer group with approximately 7,500 members from the self-insured DHMO to the fully-insured DHMO effective January 1, 2010. The increase in fully-insured dental PPO membership is primarily due to new sales in the new geographic areas in Ohio and Kentucky.

Our self-insured dental membership decreased by approximately 7,600 members as of September 30, 2010 from September 30, 2009. This decrease is primarily due to one large self-insured employer group with approximately 7,500 members that shifted from self-insured DHMO to fully-insured DHMO effective January 1, 2010. In addition, reduced employee counts of retained employer groups resulted in a decrease of approximately 100 members.

Our corporate, all other membership increased by approximately 2,400 members as of September 30, 2010 from September 30, 2009. The increase is primarily due to an increase of approximately 4,100 members in our vision plan, offset by a decrease of approximately 1,400 dental PPO members that shifted into the fully-insured segment with the commencement of the Company’s reinsurance agreement with a third party insurance carrier effective July 1, 2010 and a decrease of approximately 300 dental PPO members related to employer groups that did not renew their dental benefit contracts.

Revenue

Fully-insured dental premium revenue for the 2010 quarter increased by approximately $1,812,000 compared to the 2009 quarter. An increase in fully-insured membership in the 2010 quarter resulted in an increase in fully-insured dental premiums of approximately $1,829,000. Approximately $518,000 of this related fully-insured premium increase was the result of a large employer group shifting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $1,311,000 of this related increase in fully-insured premium revenue is the result of new fully-insured group sales. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in a decrease of approximately $17,000 in fully-insured dental premium revenue. This decrease is primarily due to the mix of fully-insured products, where we experienced an increase in our fully-insured dental PPO product membership relative to our total fully-insured membership in the 2010 quarter compared to the 2009 quarter. The fully-insured dental PPO product has slightly lower premium rates than the fully-insured dental HMO and indemnity products.

Fully-insured dental premium revenue for the 2010 period increased by approximately $5,166,000 compared to the 2009 period. An increase in fully-insured membership in the 2010 period resulted in an increase in fully-insured dental premiums of approximately $5,246,000. Approximately $1,559,000 of this related fully-insured premium increase was the result of a large employer group shifting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $3,687,000 of this related increase in fully-insured premium revenue is the result of new fully-insured group sales. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in a decrease of approximately $80,000 in fully-insured dental premium revenue. This decrease is primarily due to the mix of fully-insured products, where we experienced an increase in our fully-insured dental PPO product membership relative to our total fully-insured membership in the 2010 quarter compared to the 2009 quarter. The fully-insured dental PPO product has slightly lower premium rates than the fully-insured dental HMO and indemnity products.

Total self-insured dental revenue for the 2010 quarter decreased approximately $438,000 compared to the 2009 quarter. Self-insured revenue decreased by approximately $577,000 due to the shift of the large employer group to the fully-insured dental HMO product discussed above. This was partially offset an increase in self-insured dental revenue by approximately $127,000 related to an increase in dental service utilization by our self-insured members in the 2010 quarter compared to the 2009 quarter. There was also an increase in self-insured revenue of approximately $12,000 related to new self-insured sales.

Total self-insured dental revenue for the 2010 period decreased approximately $1,396,000 compared to the 2009 period. Self-insured revenue decreased by approximately $1,708,000 due to the shift of the large employer group to the fully-insured dental HMO product discussed above. Self-insured dental revenue also decreased by approximately $88,000 related to a decrease in dental service utilization by our self-insured members in the 2010 period compared to the 2009 period. This decrease in self-insured revenue was offset by an increase of approximately $400,000 related to new self-insured sales. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2010 quarter decreased approximately $425,000, or 6.7%, to approximately $5,876,000 in the 2010 quarter from approximately $6,301,000 in the 2009 quarter. Self-insured claim revenue decreased by approximately $549,000 due to the shift of the member month volume associated with the large employer group discussed above. Self-insured claim revenue increased by approximately $113,000 due to an increase in dental service utilization by our self-insured members in the 2010 quarter compared to the 2009 quarter. There was also an increase of approximately $11,000 related to new self-insured sales.

Self-insured claim revenue for the 2010 period decreased approximately $1,346,000, or 7.4%, to approximately $16,824,000 in the 2010 period from approximately $18,170,000 in the 2009 period. Self-insured claim revenue decreased by approximately $1,625,000 due to the shift of the member month volume associated with the large employer group discussed above. Self-insured claim revenue also decreased by approximately $102,000 due to a decrease in dental service utilization by our self-insured members in the 2010 period compared to the 2009 period. This decrease in self-insured claim revenue was offset by an increase of approximately $381,000 related to new self-insured sales.

Self-Insured ASO Fees - Self-insured ASO fees for the 2010 quarter decreased approximately $13,000, or 4.1%, to approximately $304,000 in the 2010 quarter from approximately $317,000 in the 2009 quarter. This decrease is primarily attributable to the decrease of approximately $28,000 related to the loss of the member month volume associated with the large employer group discussed above. Self-insured ASO fees increased by approximately $14,000 due to a small increase in average self-insured ASO fee rates. There was also an increase of approximately $1,000 related to new self-insured sales.

Self-insured ASO fees for the 2010 period decreased approximately $50,000, or 5.4%, to approximately $881,000 in the 2010 period from approximately $931,000 in the 2009 period. This decrease is primarily attributable to the decrease of approximately $83,000 related to the loss of the member month volume associated with the large employer group discussed above. This decrease in self-insured ASO fees was offset by an increase of approximately $19,000 related to new self-insured sales and an increase of approximately $14,000 to a small increase in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue decreased by approximately $5,000 in the 2010 quarter compared to the 2009 quarter primarily due to a shift of approximately 1,400 fully-insured dental PPO members from the corporate, all other segment to the fully-insured segment when the Company assumed the risk on this membership through a reinsurance agreement with a third-party insurance carrier that became effective July 1, 2010. Corporate, all other premium revenue increased by approximately $33,000 in the 2010 period compared to the 2009 period primarily due to an increase in the administrative fees we earned from our vision product underwritten by a third party insurance carrier.

Investment Income

Investment income for the 2010 quarter increased approximately $10,000 compared to the 2009 quarter. This increase is attributable to the higher yields earned from our investment grade corporate bond investments that we purchased in 2010. This increase in investment income was offset by a decrease in the prevailing interest rates on our certificates of deposit and a money market fund in the 2010 quarter as compared to the 2009 quarter. Investment income for the 2010 period increased approximately $4,000 compared to the 2009 period. This increase is attributable to the higher yields earned from our investment grade corporate bond investments that we purchased in 2010. This increase in investment income was offset by a decrease in the prevailing interest rates on our certificates of deposit and a money market fund in the 2010 period as compared to the 2009 period.

Healthcare Services Expense

Fully-insured dental healthcare services expense for the 2010 quarter increased approximately $1,572,000 compared to the 2009 quarter. An increase in fully-insured membership in the 2010 quarter resulted in an increase in fully-insured dental healthcare services expense of approximately $1,587,000. Approximately $449,000 of the related fully-insured healthcare services expense increase was the result of a large employer group shifting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $1,138,000 of this related increase in fully-insured healthcare services expense was the result of new fully-insured group sales.

Fully-insured dental healthcare services expense for the 2010 period increased approximately $5,332,000 compared to the 2009 period. An increase in fully-insured membership in the 2010 period resulted in an increase in fully-insured dental healthcare services expense of approximately $4,376,000. Approximately $1,300,000 of the related fully-insured healthcare services expense increase was the result of a large employer group shifting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $3,076,000 of this related increase in fully-insured healthcare services expense was the result of new fully-insured group sales. An increase in fully-insured dental healthcare services expense of approximately $956,000 is the result of an increase in fully-insured dental healthcare services expense on a per member per month basis for the 2010 period compared to the 2009 period for both our new and existing fully-insured membership. The shift of a large employer group with higher than average dental healthcare services expense on a per member per month basis from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010 resulted in an increase of approximately $322,000 in fully-insured dental healthcare services expense for the 2010 period. The remaining increase in fully-insured dental healthcare services expense on a per member per month basis is attributable to higher utilization of dental healthcare services and higher out-of-network dental healthcare services expense for the dental PPO product. The fully-insured segment represents approximately 68% of our total dental business.

Self-insured dental healthcare services expense for the 2010 quarter decreased approximately $382,000 compared to the 2009 quarter. The shift of the large employer group to the fully-insured dental HMO product effective January 1, 2010 resulted in a decrease in self-insured dental healthcare services expense of approximately $498,000. Offsetting the quarterly decrease was an increase by approximately $106,000 due to an increase in dental service utilization by our self-insured members in the 2010 quarter compared to the 2009 quarter.

Self-insured dental healthcare services expense for the 2010 period decreased approximately $1,232,000 compared to the 2009 period. The shift of the large employer group to the fully-insured dental HMO product effective January 1, 2010 resulted in a decrease in self-insured dental healthcare services expense of approximately $1,475,000. This decrease is offset by an increase of approximately $346,000 related to new self-insured membership. Self-insured dental healthcare services expense also decreased by approximately $103,000 due to a decrease in dental service utilization by our self-insured members in the 2010 period compared to the 2009 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2010 quarter decreased approximately $241,000 compared to the 2009 quarter. The lower consolidated insurance expense for the 2010 quarter was primarily due to lower advertising expense and lower compensation expense. Consolidated insurance expense for the 2010 period increased approximately $42,000 compared to the 2009 period. The higher consolidated insurance expense for the 2010 period was primarily due to higher commission expense and other contract acquisition costs and higher premium taxes associated with a higher level of fully-insured business. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 15.7% for the 2010 quarter compared to 18.2% for the 2009 quarter. The insurance expense ratio was 16.8% for the 2010 period compared to 17.9% for the 2009 period.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to date pretax income or loss. Our estimated income tax expense for the three months ended September 30, 2010 was approximately $3,000 due to the fact that we revised our 2010 effective tax rate from 35.6% to 26.5% as of September 30, 2010. Our estimated income tax benefit for the three months ended September 30, 2009 was approximately $266,000 with an effective tax rate of approximately 35.6%. Our estimated income tax benefit for the nine months ended September 30, 2010 was approximately $330,000 with an effective tax rate of 26.5%. Our estimated income tax benefit for the nine months ended September 30, 2009 was approximately $320,000 with an effective tax rate of approximately 35.5%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Cash decreased approximately $3,004,000, or 44.4%, during the 2010 period to approximately $3,765,000 as of September 30, 2010 from approximately $6,769,000 as of December 31, 2009. The change in cash for the 2010 and 2009 periods is summarized as follows (in thousands):

	Nine months ended September 30, 2010	Nine months ended September 30, 2009
Net cash used in operating activities	$(1,187)	$(770)
Net cash provided by (used in) investing activities	(1,980)	372
Net cash provided by (used in) financing activities	163	(27)

Decrease in cash and cash equivalents	$(3,004)	$(425)

Cash Flow from Operating Activities

In the 2010 period, approximately $1,187,000 was used in operating activities. We had a net loss of approximately $913,000. Non-cash depreciation and amortization expense was approximately $391,000 in the 2010 period compared to approximately $348,000 in the 2009 period. In addition, no cash was paid related to income taxes in the 2010 period compared to approximately $391,000 in the 2009 period.

In the 2010 period, our claims payable liability increased by approximately $663,000 to approximately $2,980,000 at September 30, 2010 from approximately $2,317,000 at December 31, 2009. This increase is primarily the result of an increase in the number of fully-insured dental members and higher healthcare services expense on a per member per month basis at September 30, 2010 compared to December 31, 2009. The increase in our unearned premium revenue liability of approximately $15.2 million, to approximately $36.2 million at September 30, 2010 from approximately $21.0 million at December 31, 2009 and the increase in unbilled accounts receivable of approximately $15.3 million to approximately $35.3 million at September 30, 2010 from $20.0 million December 31, 2009 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2010 that are non-cancelable by DCP. Deferred acquisition costs increased by approximately $1,424,000 and other payables and accruals expenses increased by approximately $708,000 in the 2010 period primarily due to the contract renewals discussed above. Other assets increased by approximately $410,000 primarily due to an increase in the federal income tax receivable of approximately $330,000 as of September 30, 2010 and an increase in deferred compensation investments of approximately $60,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not significant and are consistent with the 2009 period.

Cash Flow from Investing Activities

In the 2010 period, we invested approximately $110,000 in building improvements, furniture and fixtures and computer equipment. During the 2010 period, we made purchases totaling approximately $7.0 million of investment grade corporate bonds, certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2010 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $5.1 million. The institutional money market sales occur in the normal course of business to pay current obligations.

Cash Flow from Financing Activities

In the 2010 period, we made the scheduled principal payments of approximately $90,000 related to our office building mortgage. During the 2010 period, we repurchased Redeemable Common Shares with a value of approximately $54,000 and issued Redeemable Common Shares with a value of approximately $18,000. In addition we issued Institutional Preferred Shares with a value of approximately $300,000 in July of 2010. We also paid dividends to holders of our Redeemable Provider Preferred Shares of approximately $11,000 in the 2010 period.

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

Financial Condition

Our consolidated cash and short-term investments were approximately $4.5 million as of September 30, 2010 and approximately $8.0 million as of December 31, 2009. Based on total expenses for the nine months ended September 30, 2010, we estimate that we had approximately 21 days of cash and short-term investments on hand at September 30, 2010. In addition, the Company has access to approximately $808,000 of fixed maturity certificates of deposits that are classified as available-for-sale investments.

Our cash and short-term investments totaled approximately $4.5 million at September 30, 2010 due to the decrease in cash of approximately $3.0 million during the 2010 period and the decrease in short-term investments of approximately $485,000 during the 2010 period. These decreases in cash and short-term investments were primarily due to the increase in longer term fixed maturities investments of $2,328,000 in the 2010 period. We expect to generate positive cash flow from operations during the balance of 2010.

In August 2010, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.76% at September 30, 2010. The Company did not have any interest expense for the line of credit in the 2010 period or the 2009 period. As of September 30, 2010 and December 31, 2009, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit renewal expires in July 2011.

In 2009 we renewed an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. In August 2010, we renewed the working capital line of credit for $915,000 with interest payable at a variable rate of LIBOR plus 2.50%. The $915,000 working capital line of credit renewal expires in August 2011. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.76% at September 30, 2010. The Company did not have any interest expense for the line of credit in the 2010 period or the 2009 period. As of September 30, 2010 and December 31, 2009, there was no amount outstanding on this line of credit. In addition, we obtained a standby letter of credit for $85,000 with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The $85,000 standby letter of credit will also have an annual fixed rate of 2.10% for access to the standby letter of credit obligation. The $85,000 standby letter of credit expires in December 2011.

On December 15, 2009, we renewed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on our office building. As of September 30, 2010, there was a principal balance outstanding of $630,000 related to this revolving note. This revolving note matures on December 15, 2010, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, or 2.01% at September 30, 2010. As of September 30, 2010, we expect to renew the revolving note in December 2010.

We believe our premium revenues, cash, short-term investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our operating leases and other commitments, including future payment of key employee and director deferred compensation obligations. In the long-term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and Redeemable Provider Preferred Shares of our provider shareholders who die, become permanently disabled, retire, leave our networks or request redemption. We will also be obligated in certain circumstances to repurchase the Redeemable Institutional Preferred Shares upon request redemption. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, Redeemable Provider Preferred Shares and Redeemable Institutional Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

Our largest subsidiary, DCP, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend.

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and a money market mutual fund, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of September 30, 2010, we had approximately $1,722,000 or 72% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A or better. The remaining investment grade corporate bonds had a fair value approximately $661,000 with a Standard & Poor’s rating of BBB or better. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 5.55% at September 30, 2010. The weighted average maturity of our investment grade corporate bonds was 2.75 years at September 30, 2010.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2010 period for the claims trend factor used to estimate incurred claims for September 30, 2010 are consistent with the higher dental services utilization we experienced in 2009 and 2010 and our expectation that this higher level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of September 30, 2010 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase In Factor		Estimated claims payable liability as of 9/30/2010	(Decrease) Increase In Factor		Estimated claims payable liability as of 9/30/2010
(0.5)%		3,218,163	(5)%		2,789,075
0%	(estimate used)	2,979,781	0%	(estimate used)	2,979,781
0.5%		2,818,873	5%		3,179,426

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

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

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2009, our quarterly healthcare services expense was slightly above average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. In 2010, our first quarter healthcare services expense was consistent with the first quarter of 2009. However, healthcare services expense for the second quarter of 2010 was higher than the second quarter of 2009 and higher than expected. This increase was primarily due to the higher level of out-of-network dental healthcare services expense on a per member per month basis for our fully-insured dental PPO product. Healthcare services expenses for the third quarter of 2010 were also high, consistent with the third quarter of 2009. Claims are high in the first and second quarter because almost all of our employer-sponsored benefits reset on January 1. The third quarter claim level is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense
	2010		2009
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	15,542	19.58	14,326	19.43
Second Quarter	16,239	20.25	14,437	19.54
Third Quarter	16,751	20.81	15,557	20.69
Fourth Quarter			13,721	17.77

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

At September 30, 2010 and December 31, 2009, respectively, our investment portfolio consisted of approximately $225,000 and $204,000 of an institutional money market fund. Our portfolio also included approximately $2,328,000 and $0 of investment grade corporate bonds and approximately $1,312,000 and $1,817,000 of investments in FDIC-insured bank certificates of deposits at September 30, 2010 and December 31, 2009, respectively. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $67,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $34,000 increase in fair value. The investment grade corporate bonds with an amortized cost of $2,328,000 at September 30, 2010 are all classified as held to maturity. The certificates of deposit with a cost of $1,300,000 at September 30, 2010 and $1,800,000 at December 31, 2009 are all classified as available-for-sale.

At September 30, 2010 and December 31, 2009, we had a mortgage note with a bank with an outstanding principal balance of $930,000 and $1,020,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At September 30, 2010 and December 31, 2009, we had a revolving note with a commercial bank with an outstanding principal balance of $630,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,300.

Our investment in investment grade corporate bonds has added an element of market risk in the 2010 quarter that the Company did not have in 2009. We do not believe that this added market risk is material. There have been no material changes in our exposures to market risk for the period ended September 30, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010. Based on the evaluation the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 1 Class A Redeemable Common Share and 61 Class B Redeemable Common Shares during the three months ended September 30, 2010 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2010	0		24	(a)	$564.95	0	N/A
August 1 – August 31, 2010	1	(a)	25	(a)	$536.83	0	N/A
September 1 – September 30, 2010	0		12	(a)	$511.96	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

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

DCP HOLDING COMPANY

November 12, 2010	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

November 12, 2010	By:	/s/ Robert C. Hodgkins, Jr.
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