Form 10-K
period 2010-12-31
DCP Holding CO
filed 2011-03-16
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2010

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

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting Company    ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2010, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $4.8 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2010, the number of Class A and Class B Redeemable Common Shares outstanding was 612 and 7,533, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 4, 2011 was 607 and 7,443, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2011, into Part III, Items 10, 11, 12, 13 and 14

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2010, we had approximately 269,100 members in our dental benefits plans with 2,618 dentists participating in our dental HMO network and 2,858 dentists participating in our dental PPO network in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition, we had approximately 18,800 members in our vision benefit plans. We market our products through a network of independent brokers.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by 608 dentists who participate in our Dental Care Plus plans.

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

The results of our fully-insured dental and self-insured dental segments are measured by gross profit, which is premium revenue less healthcare services expense. We do not measure the results of our corporate, all other segment. We do not allocate insurance expenses, investment and other income, interest expense, or other assets or liabilities to our fully-insured dental and self-insured dental segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. See footnote 17 to our consolidated financial statements for financial information regarding our segments.

Managed Dental Benefits Market

According to the National Association of Dental Plans (“NADP”), in 2009 approximately 165.7 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 54% of the U.S. population. This enrollment level represents a decrease of approximately 5.7% from the estimated 2008 enrollment level of 175.8 million persons. This enrollment decrease is primarily due to a 7.6% decrease in total commercial dental enrollment in 2009 offset by a 6.5% increase in publicly funded dental enrollment in 2009. The trend toward dental PPO products is continuing; dental PPO enrollment increased to 68.7% of total commercial enrollment in 2009 from 66.3% in 2008.

The following table shows the estimated 2009 and 2008 dental enrollment statistics for the United States:

	Estimated 2009 Enrollment	% of Total	Estimated 2008 Enrollment	% of Total	% Change 2008 to 2009
Dental HMO	10,762,619	7.6%	12,644,357	8.3%	-14.9%
Dental PPO	97,076,621	68.7%	101,504,708	66.3%	-4.4%
Dental Indemnity	18,816,608	13.3%	22,116,811	14.4%	-14.9%
Discount Dental	13,306,070	9.4%	15,222,240	9.9%	-12.6%
Direct Reimbursement	1,439,742	1.0%	1,569,528	1.0%	-8.3%

Total Commercial Dental	141,401,660	100.0%	153,057,644	100.0%	-7.6%
Publicly Funded	25,052,804		23,530,896		6.5%
Estimated Total Dental	165,715,478		175,809,643		-5.7%

Source:	NADP & Delta Dental Association Joint Dental Benefits Report, October 2010

The enrollment data reported by the NADP for 2009 for Ohio and Kentucky was not prepared using a methodology consistent with the enrollment data reported for 2008. Because the 2009 Ohio and Kentucky data is not comparable to the 2008 Ohio and Kentucky data, we have disclosed only the available national enrollment data.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2010	Membership	Premiums (000’s)		ASO Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental	189,300	$52,030				$52,030	68.9%
Self-Insured Dental	78,700	21,849	(1)	$1,173	(2)	23,022	30.5%
Other Products	19,900	—		463		463	0.6%

Total	287,900	$73,879		$1,636		$75,515	100.00%

2009	Membership	Premiums (000’s)		ASO Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental	171,100	$45,355				$45,355	64.4%
Self-Insured Dental	87,600	23,451	(1)	$1,252	(2)	24,703	35.0%
Other Products	18,500	—		417		417	0.6%

Total	277,200	$68,806		$1,669		$70,475	100.00%

2008	Membership	Premiums (000’s)		ASO Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental	155,000	$40,321				$40,321	60.9%
Self-Insured Dental	98,100	24,102	(1)	$1,349	(2)	25,451	38.4%
Other Products	14,700	—		435		435	0.7%

Total	267,800	$64,423		$1,784		$66,207	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are incurred.

(2)

Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and process and pay claims. ASO fees are recognized as revenue when they are earned.

Our products primarily consist of dental HMO, dental PPO and dental indemnity plans, with dental HMO products constituting 84.8% of our total revenues for 2010. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth. Our objective is to offer our dental HMO products in all markets we serve, in both fully-insured and self-insured forms. Similar to our competitors’ dental PPO products, our dental HMO products provide members with access to a broad provider network.

We currently market our dental HMO, dental PPO, and dental indemnity plans to employers in Ohio and Kentucky.

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

In the markets outside of our original eight county service area, our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

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

Dental Care Plus—Under our dental HMO plans, premiums are paid to Dental Care Plus by the employer, and members receive access to our dentist network in their region. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO, however it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Covered dental services are segmented into three categories: preventive, basic and major services, typically covered at 100%, 80% and 50%, respectively. In most cases, each member has a $1,000 annual maximum benefit. For the year ended December 31, 2010, fully-insured dental HMO premiums totaled approximately $41.2 million, or 54.6% of our total premiums and ASO fees.

DentaSelect—Our dental PPO product, DentaSelect, is underwritten by Dental Care Plus and has been administered by Dental Care Plus and by an independent third party administrator (“TPA”). DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments, annual deductibles and balance billings. Employers and their participating employees typically share the cost of premiums in various contribution proportions. For the year ended December 31, 2010, fully-insured dental PPO premiums totaled approximately $9.4 million, or 12.4% of our total premiums and ASO fees.

DentaPremier—We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. We introduced this plan because many

Ohio, Kentucky and Indiana employer groups have employees in other states performing sales or service functions. DentaPremier is a traditional dental indemnity plan that allows members to use any dentist they wish. Employers and their participating employees typically share the cost of premiums in various contribution proportions. As with our dental HMO products, members are responsible for paying standard deductible amounts and co-payments. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2010, approximately 81% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2010, fully-insured dental indemnity premiums totaled approximately $1.4 million, or 1.9% of our total premiums and ASO fees. Approximately 19% of our dental indemnity members are still underwritten by a third-party insurance carrier and we received administrative fees of $54,000 in 2010.

Self-insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO products and dental Indemnity, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO product, employers pay claims from non-network dentists based on a maximum allowed fee schedule. The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. This product is offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing substantially all of the cost of dental benefits. For the year ended December 31, 2010, self-insured revenue totaled approximately $23.0 million, or 30.5% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers collectively aggregated $463,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2010.

Seasonality of Dental Service Utilization

Based on our healthcare service expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare service expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2008, our quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, slightly above average in the third quarter and lowest in the fourth quarter. However, in 2009 and 2010, our quarterly healthcare services expense was slightly above average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2010		2009		2008
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM
First Quarter	15,542	19.58	14,326	19.43	12,922	18.87
Second Quarter	16,239	20.25	14,437	19.54	13,017	18.32
Third Quarter	16,751	20.81	15,557	20.69	14,157	18.52
Fourth Quarter	14,610	18.19	13,721	17.77	13,030	17.49

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

Business Strategy

Our objective is to become one of the largest providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer group customers, acquiring other similar dental plans, adding more participating dentists to our provider networks and increasing our product offerings. We intend to further develop the use of dental PPO products as a means to grow membership sufficient to recruit dentists into our dental provider networks.

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

Membership Retention—Employers generally contract with our dental HMO plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a fully-insured retention rate of approximately 92.9% in 2010, compared to retention rates of 91.7% and 99.0% in 2009 and 2008, respectively. Our lower retention rates in 2010 and 2009 compared to 2008 were the result of employer customers moving to other dental benefits in the event of corporate mergers and acquisitions, membership losses to our competitors and downsizing of employer group workforce.

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

Information Technology—Our dental plan administration system allows us to easily adapt to benefit changes sought by employer groups. Our system also allows for increased efficiencies and costs savings in the functional areas of group marketing, enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, group billing, payment and automated cash application. With this system, we have experienced an increase in the percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, security, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

Dentist Networks

We maintain dental networks comprised of dentists who have contracted with our subsidiaries. As of December 31, 2010, we had provider contracts with 2,618 dentists operating out of 4,642 dentist office locations in our dental HMO network. Of these participating dentist office locations, there are 2,543 in Ohio, 1,313 in Kentucky, 413 in Indiana, and 373 in other states. Of the 2,618 participating dentists, 608 are shareholders who each own one Class A voting redeemable common share. As of December 31, 2010, we had provider contracts with 2,858 dentists operating out of 5,280 dentist office locations in our dental PPO network. Of these participating dentist office locations, there are 3,087 in Ohio, 1,326 in Kentucky, 433 in Indiana, and 434 in other states.

We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific dentists to which their employees desire access.

Before a dentist can become a participating provider, we engage in extensive due diligence on the dentist’s professional licenses, training and experience, and malpractice history. The dentist must also be recommended by our Clinical Affairs Committee consisting of five experienced dentists who represent various dental specialties and who are also members of our Board of Directors (the “Board”).

Our provider contracts require that participating dentists participate in periodic fee surveys for the purpose of establishing our fee schedule, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to maintain a state license in good standing to practice dentistry, to maintain professional liability insurance coverage in amounts determined by our Clinical Affairs Committee, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and may be automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days notice.

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

Employees

At December 31, 2010 we had 60 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

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

Each dentist in our networks is obligated to adhere to our utilization review program. Non-compliance or continued deviations from the utilization review program will result in sanctions against a dentist. Such sanctions may include probation, suspension or expulsion as a participating dentist, and may also affect the dentist’s ability to receive compensation from the plan for services provided to members. We believe that a stringent utilization review program is necessary to provide adequate cost containment and quality care.

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

Credentialing

The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state dental board or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board of Directors for consideration and appropriate action.

Risk Management

We assess risks that may affect the Company’s financial results, operational capability, delivery of service and products to employer groups and plan members, and other significant risks. We evaluate industry trends, information technology changes and our operating efficiencies and results. The Company performs ongoing risk assessments and implements various measures to manage and mitigate identified risks. The Board of Directors has delegated responsibility for risk oversight to the Audit Committee. Periodically, the Audit Committee reviews the Company’s risk assessment and discusses with Company management, significant financial and non-financial risks (See Item 1A-Risk Factors) and the steps management has taken to monitor and mitigate such risks.

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with full-line dental only plans, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. Our primary competitors are Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network dentists. Additional major competitors include national insurance companies such as Guardian, Met Life, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees, and members are not restricted to participating dentists. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

In 2010, our dental membership in Southwestern Ohio decreased from approximately 203,600 members as of December 31, 2009 to approximately 200,400 members as of December 31, 2010. Dental membership in Northern Kentucky increased from approximately 18,700 members at December 31, 2009 to approximately 20,700 at December 31, 2010. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service.

We have approximately 29,000 total members in the Dayton and Springfield, Ohio market. We have developed a provider network in Dayton, Ohio that includes approximately 82% of the licensed dentists in the area. Since the introduction of the DentaSelect PPO product in 2005, our relationships with brokers in this area have strengthened, and we have added a significant number of employer groups. As of December 31, 2010, we had approximately 20,600 dental PPO members and approximately 8,400 dental HMO and indemnity members in the Dayton and Springfield market. As of December 31, 2009, we had approximately 17,300 dental PPO members and approximately 6,100 dental HMO and indemnity members in the Dayton and Springfield market.

As of December 31, 2010, we have approximately 600 dentists in our provider networks which represent approximately 50% of the licensed dentists in Central Kentucky. In addition, we have been building insurance broker relationships in Central Kentucky and have been quoting on new employer groups in this market. As of December 31, 2010, we had approximately 1,900 group dental HMO members and approximately 16,200 group dental PPO members in our Central Kentucky market. As of December 31, 2009, we had approximately 800 group dental HMO members and approximately 13,400 group dental PPO members in our Central Kentucky market.

Customers

During 2010, approximately 10% of our total revenue was generated by four fully-insured employer groups. Also during 2010, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our customers signs a standard form contract, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form contracts for fully-insured customers—one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form contracts are for one year terms and automatically renew for additional one-year terms. Certain contracts extend for a two-year term. The employer group customers may terminate our fully-insured customer contracts by giving thirty days’ prior written notice, yet the fully-insured customer contracts are non-cancelable by the Company during the one-year or two-year contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving sixty days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each one year term, and may only be increased at renewal.

Insurance Regulations

State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to our business. State insurance departments in Ohio, Kentucky and Indiana are empowered to interpret such laws of their respective states and promulgate regulations applicable to our business. The National Association of Insurance Commissioners (“NAIC”) is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding and variations from the model laws from state to state exist.

Dental Care Plus is dually licensed as a life and health insurance company and a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky and as a life and as a health insurance company and a dental HMO in Indiana. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

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

NAIC Accounting Principles—In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification” or “SAP”) that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. SAP differs in some respects from accounting principles generally accepted in the United States (“GAAP”). For public reporting, we prepare consolidated financial statements in accordance with GAAP. However, certain data must also be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. For example, select significant differences for the Company are:

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

•

For GAAP, capital leases are capitalized on the balance sheet as property and equipment with a corresponding capital lease obligation. Subsequently, depreciation expense and interest expense are recorded in current operations. SAP requires that all leases are classified as operating leases and expensed over the lease term. Accordingly, all capital lease agreements are recorded and expensed as an operating lease.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2010 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

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

Anthony A. Cook, MS, MBA, 60, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer since February 2001 of Dental Care Plus and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., CPA, MBA, 51, Vice President—Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Ann Young, 48, Chief Sales and Marketing Officer. Ms. Young has been Chief Sales and Marketing Officer of the Company and Dental Care Plus since October 2004. Prior to joining the Company, Ms. Young managed her own consulting firm, COACHLOGIC, from 2002 to 2004. She was also Senior Vice President of Sales and Marketing at Emerald Health Network in Cleveland, Ohio from 1999 to 2002 and Vice President of National Sales at The Chandler Group from 1991 to 1998. Ms. Young is a graduate of Kent State University and holds dual degrees in psychology and business administration. She is an active member of the International Coach Federation, the International Association of Coaching, and the Greater Cincinnati Professional Coaches Association.

Laura S. Hemmer, MBA, 47, Chief Information and Technology Officer, joined the Dental Care Plus Group in 2002. With over 20 years in Information Technology roles and management, Ms. Hemmer has worked in non-profits, large manufacturing, consulting and service-oriented companies. Prior to joining Dental Care Plus, Ms. Hemmer, worked as a Senior Consultant for PCMS-Datafit and led Information Technology integration projects for a global manufacturing company. As director of Information Technology at Lanvision (now Streamline Health), she led all IT and logistical functions within the company. Prior to these positions, Ms. Hemmer worked as a Senior Systems Administrator for Marion Merrell Dow. She is active in the Chief Information Officer community in Cincinnati and Dayton and holds memberships in national CIO circles.

Jodi M. Fronczek, 39, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the company since February 2010. Prior to that she was Director of Group Benefits and Product Development (2006—2010), Director of Claims/Member Services (1997—2006), and Claims Manager (1991—1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associates degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

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

During 2010, approximately 10% of our total revenue was generated by four fully-insured employer groups and approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2010, approximately 53% of our business was generated by five independent brokers, one of which was responsible for generating approximately 27% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant loss of premium revenues.

Because our premiums are fixed by contract, we are unable to increase our premiums during the contract term if our claims costs exceed our estimates due to higher than expected dental services utilization.

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

During 2010, a number of fully-insured dental members shifted to our self-insured dental products. Additionally, a number of self-insured members shifted to our fully-insured dental products. If our customers continue to shift from a fully-insured dental product to a self-insured dental product, our dental gross margin may decrease. If our customers shift from a self-insured dental product to a fully-insured dental product, our capital and surplus requirements will increase. In both instances, we may incur significant transitioning cost.

The financial strength rating assigned to Dental Care Plus may be downgraded, which could result in a loss of employer groups and insurance brokers, which may, in turn, cause our premium revenue to decline.

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B- (Fair) rating was affirmed in January 2006, April 2007, May 2008, June 2009 and again in

April 2010. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

Health insurance companies will continue to offer premium concessions if employer groups sign up for both their medical plan and their dental plan, which could result in the loss of employer groups and a decrease in our premium revenue.

Many of the health insurance companies that operate in the Ohio and Kentucky markets offer both medical plans and dental plans to employer groups. If these companies offer a premium concession on the medical plan if the employer group signs up for their dental plan as well, employer groups may be compelled to purchase the bundled medical and dental plans to save money on their medical premium. As a result, we could experience significant loss of premium revenues.

We are subject to substantial government regulation. New laws or regulations, changes in existing laws or regulations and changes in public policy could adversely affect the markets for our products and our profitability.

Public Policy—It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company. On March 23, 2010, President Obama signed comprehensive health reform, the Patient Protection and Affordable Care Act into law. At this time it is not entirely clear how the provisions of this legislation will impact stand-alone dental plans. Also the provisions of this legislation may change over the course of the next one to four years as its various provisions are modified or implemented. It is also unclear how the states in which we operate will implement the legislation. Additional changes in public policy could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position even if we correctly predict their occurrence. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees.

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

ARRA—The American Recovery and Reinvestment Act of 2009 (“ARRA”) contained several changes to the privacy and security rules under HIPAA. These changes are contained in the Health Information Technology for Economic and Clinical Health Act (the “HITECH” Act) provisions of the ARRA, and apply to all entities subject to the HIPAA privacy rules, including group health plans sponsored by employers. First, the HITECH Act makes several provisions of the HIPAA privacy and security rules directly applicable to the business associates of a group health plan. In addition, the HITECH Act contains notification rules that apply when there is a breach of the privacy rules due to an improper disclosure of unsecured PHI. Generally, if a covered entity such as a group health plan discovers that an improper disclosure of unsecured protected health information (“PHI”) has occurred, the covered entity must notify the affected individuals whose PHI was breached. Covered entities must also notify the Department of Health and Human Services (“HHS”) of breaches and, if a breach affects more than 500 residents of a state or jurisdiction, the covered entity must provide notice of the breach to a prominent media outlet serving the state or jurisdiction. In addition, a business associate must notify a covered entity when it discovers a breach of unsecured PHI. Failing to comply with the breach notification rules could result in significant civil penalties.

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

Due to the restrictions on the eligible owners of our common shares, we are limited in how we can raise capital to support the continued growth of our business.

At the present time, the only eligible owners of our Class A common shares and Class B common shares are network dentists, employees and members of the Board of Directors. We are able to offer non-voting preferred shares to institutional investors, but there are a limited number of institutional investors that will invest their capital with the Company without voting shares or some other means to have formal influence over the direction of the Company. Due to this limitation on raising new capital, the Company needs to control its annual premium growth and retain its earnings to support its growth.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

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

Holders

As of December 31, 2010, there were 608 holders of Class A Redeemable Common Shares and 629 holders of Class B Redeemable Common Shares.

Dividend Policy

We have not declared or paid cash dividends relative to our Class A Redeemable Common Shares or our Class B Redeemable Common Shares and do not anticipate paying cash dividends on these shares.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

None.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of a Company redeemable common share was $633, $636, $672, $601, and $532 at December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

Purchases of Equity Securities

We did not repurchase or retire any securities during the three months ended December 31, 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	(All amounts in thousands, except earnings per Redeemable Common Share.)
	2010	2009	2008		2007	2006
Premium revenue	$75,515	$70,475	$66,207		$59,950	$51,587
Investment income	115	99	223		269	198
Other income	65	72	80		94	305
Net income (loss) on redeemable shares	12	(289)	615		604	103
Total assets	44,646	34,537	35,521	(1)	12,285	12,799
Mortgage and capital lease obligations	1,223	1,020	1,159		1,576	1,631
Redeemable provider preferred shares	185	196	—		—	—
Redeemable institutional preferred shares	326	—	—		—	—
Cash dividends declared, common	—	—	—		—	—
Basic earnings (loss) per redeemable common share	$(3.74)	$(37.27)	$72.71		$72.88	$12.59
Diluted earnings (loss) per redeemable common share	$(3.74)	$(37.27)	$72.71		$72.50	$12.59

(1)	Total assets increased to $35,521 in 2008 from $12,285 in 2007, which is the result of the amendment of fully-insured customer contracts to be non-cancelable by the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2010, we had approximately 287,900 members in our dental and vision benefit programs with 2,858 dentists participating in our provider networks.

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

We have experienced steady growth in membership and revenue in our dental products during the last five years. We attribute this growth to our broad provider networks, competitive premium rates for our fully-insured business and ASO fees for our self-insured business, and our commitment to providing outstanding customer service to all of our constituencies (employer groups, members, insurance brokers, and dentists). The introduction of the DentaPremier dental indemnity product in 2003 created new business opportunities for us with employer groups in our original eight county service area. The introduction of the DentaSelect dental PPO product has been instrumental to our new sales in the Dayton, Ohio and Central Kentucky markets.

Healthcare services expense has increased for both the fully-insured dental segment and the self-insured dental segment. We have reviewed and adjusted our provider fee schedules where appropriate. Insurance expenses increased significantly in 2008 and 2009 in connection with our expansion into Dayton, Ohio and Central Kentucky with new dental indemnity and dental PPO products. In 2010, insurance expenses were lower than 2009 as a result of a variety of expense reduction initiatives. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for more closely managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings principally through technology improvements.

Highlights

•

We had a net income of $12,000 for the year ended December 31, 2010 compared to net loss of $(289,000) for the year ended December 31, 2009. This increase in net income is primarily the result of a decrease in total insurance expenses of $217,000, to $12,518,000 in 2010 from $12,735,000 in 2009. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) decreased by 1.5%, to 16.6% in 2010 from 18.1% in 2009.

•	Our ratio of healthcare service expense to premium revenue (“loss ratio”) increased by 0.9%, to 83.6% in 2010 from 82.7% in 2009. This loss ratio increase is primarily due to an increase in new fully-

insured business in 2010 compared to 2009. New fully-insured business typically has a higher loss ratio than fully-insured business that has been with us for more than one year. The fully-insured dental segment represents approximately 69% of our total dental business.

•

Our dental and vision products grew by approximately 10,700 members, or 3.9%, from 277,200 members at December 31, 2009 to 287,900 members at December 31, 2010. This membership increase from December 31, 2009 is due to an increase in fully-insured dental membership of approximately 18,200 members and an increase in corporate, all other membership of approximately 1,400 members, offset by a decrease in self-insured membership of approximately 8,900 members. The decrease in self-insured membership is primarily due to one large self-insured employer group with approximately 7,500 members that converted from self-insured to fully-insured effective January 1, 2010 along with a decrease of approximately 1,400 members resulting from self-insured dental HMO groups that did not renew with the Company or reduced their employee counts in 2010.

We intend for the discussion of our financial condition and results of operations that follows to assist in the understanding of our consolidated financial statements and related changes in certain key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain critical accounting policies and estimates have an impact on our consolidated financial statements.

Comparison of Results of Operations for 2010 and 2009

The following chart shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2010 and 2009 (in thousands, except for membership data and percentage change):

	2010	2009	Change
Membership:
Fully-insured dental	189,300	171,100	10.6%
Self-insured dental	78,700	87,600	(10.2)%
Corporate, all other	19,900	18,500	7.6%

Total membership	287,900	277,200	3.9%

Premium revenue:
Fully-insured dental	$52,030	$45,355	14.7%
Self-insured dental	23,022	24,703	(6.8)%
Corporate, all other	463	417	11.0%

Total premium revenue	75,515	70,475	7.2%

Investment income:
Corporate, All Other	115	99	16.2%

Other income:
Corporate, All Other	64	72	(11.1)%

Total revenue	75,694	70,646	7.1%

Healthcare service expense:
Fully-insured dental	43,316	37,018	17.0%
Self-insured dental	19,826	21,288	(6.9)%

Total healthcare service expense	63,142	58,306	8.3%

Insurance expense
Corporate, All Other	12,518	12,735	(1.7)%

Income tax expense (benefit)
Corporate, All Other	22	(106)	*

*	Not meaningful

Summary

Basic loss per redeemable common share was $(3.74) and $(37.27) at December 31, 2010 and 2009, respectively. The increase in net income on redeemable common shares primarily resulted from a decrease in total insurance expense as a percentage of total premium revenue to 16.6% in 2010 from 18.1% in 2009 that was offset in part by an increase in healthcare service expense as a percentage of total premium revenue to 83.6% in 2010 from 82.7% in 2009.

Membership

Our fully-insured membership increased approximately 18,200 in 2010. This membership increase is primarily attributable to an increase of approximately 9,600 fully-insured dental HMO members, an increase of approximately 8,700 fully-insured dental PPO members, and a decrease of approximately 100 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The increase in fully-insured dental HMO membership of 9,600 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 9,900 members and the conversion of one large employer group with approximately 7,500 members from the self-insured DHMO to the fully insured DHMO effective January 1, 2010. These membership increases were offset by the loss of approximately 7,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. The increase in fully-insured dental PPO membership is primarily due to new sales in the new geographic areas in Ohio and Kentucky.

Our self-insured dental membership decreased by approximately 8,900 members in 2010. This decrease is primarily due to one large self-insured employer group with approximately 7,500 members that converted from self-insured DHMO to fully-insured DHMO effective January 1, 2010. In addition, employer groups that did not renew with the Company and reduced employee counts of retained employer groups resulted in a decrease of approximately 1,400 members.

Our corporate, all other membership increased by approximately 1,400 members in 2010. The increase is primarily due to an increase of approximately 3,200 members in our vision plan, offset by a decrease of approximately 1,400 dental PPO members that converted into the fully-insured segment with the commencement of the Company’s reinsurance agreement with a third party insurance carrier effective July 1, 2010 and a decrease of approximately 400 dental PPO members related to employer groups that did not renew their dental benefit contracts.

Revenue

	(Amounts in thousands)
	2010	2009	Total Dollar Change	Volume Change (Conversion of Large Group from Self- Insured)	Other Volume Change	Rate Change
Total Fully-Insured Premium	$52,030	$45,355	$6,675	$2,083	$4,535	$57

Fully-insured dental premium increased $6,675,000 in 2010. An increase in fully-insured membership volume in 2010 resulted in an increase in fully-insured dental premiums of $6,186,000. Approximately $2,083,000 of this volume-related fully-insured premium increase was the result of a large employer group converting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Approximately $4,535,000 of this related increase in fully-insured premium revenue is the result of new fully-insured group sales. Fully-insured dental premium rate increases negotiated with employer groups at their renewals resulted in a slight increase in fully-insured dental premium.

	(Amounts in thousands)
	2010	2009	Total Dollar Change	Volume Change (Conversion of Large Group to Fully- Insured)	Other Volume Change	Rate Change
Self-Insured Claim Revenue	$21,850	$23,451	$(1,601)	$(2,087)	$326	$160
Self-Insured ASO Fees	1,173	1,252	$(79)	(111)	17	15

Total Self-Insured Revenue	$23,023	$24,703	$(1,680)	$(2,198)	$343	$175

Total self-insured revenue decreased $1,680,000 in 2010 compared to 2009. Self-insured revenue decreased by $2,198,000 due to the conversion of the large employer group to the fully-insured dental HMO product discussed above. This decrease was offset by an increase in self-insured revenue of $343,000 due to higher other self-insured member month volume in 2010 compared to 2009 and by an increase of $175,000 attributable to an increase in dental service utilization by our self-insured members in 2010 compared to 2009 and a slight increase in self-insured ASO fee rates in 2010. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue decreased $1,601,000, or 6.8%, to $21,850,000 in 2010 from $23,451,000 in 2009. Self-insured claim revenue decreased by $2,087,000 due to the conversion of the large employer group to the fully-insured dental HMO product discussed above. This decrease was offset by an increase in self-insured revenue of $326,000 due to higher other self-insured member month volume in 2010 compared to 2009 and by an increase of $160,000 attributable to an increase in dental service utilization by our self-insured members in 2010 compared to 2009.

Self-Insured ASO Fees—Self-insured ASO fees decreased $79,000, or 6.3%, to $1,173,000 in 2010 from $1,252,000 in 2009. Self-insured ASO fees decreased by $111,000 due to the conversion of the large employer group to the fully-insured dental HMO product discussed above. This decrease was offset by an increase in self-insured revenue of $17,000 due to higher other self-insured member month volume in 2010 compared to 2009 and by an increase attributable to a slight increase in self-insured ASO fee rates in 2010.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, all other premium revenue increased by $46,000, or 11.0%, to $463,000 in 2010 from $417,000 in 2009.

Investment Income

Investment income increased $16,000, or 16.2%, to $115,000 from $99,000 in 2009. This increase is attributable to the higher yields earned from our investment grade corporate bond investments that we purchased in 2010. This increase in investment income was offset by a decrease in the prevailing interest rates on our certificates of deposit and a money market fund in 2010 compared to 2009. In 2009, we invested in Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit and money market funds. In 2010, we invested in investment grade corporate bonds, FDIC insured certificates of deposit and money market funds.

Healthcare Service Expenses

	(Amounts in thousands)
	2010	2009	Total Dollar Change	Volume Change	Utilization Change
Total Fully-Insured Healthcare Service Expense	$43,316	$37,018	$6,298	$5,403	$895

Fully-insured healthcare services expense increased $6,298,000 in 2010 compared to 2009. A net increase in fully-insured membership volume of 10.6% in 2010 resulted in an increase in fully-insured dental healthcare services expense of $5,403,000. Approximately $1,700,000 of the volume-related fully-insured healthcare services expense increase was the result of a large employer group converting from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. An increase in fully-insured dental healthcare services of $895,000 is primarily the result of an increase in fully-insured dental healthcare services expense on a per member per month basis of approximately 2.1% in 2010 for both our new and existing fully-insured membership. One cause of this increase was the conversion of a large employer group with higher dental healthcare services expense on a per member per month basis from our self-insured dental HMO product to our fully-insured dental HMO product effective January 1, 2010. Another cause of this increase was the high level of out-of-network dental healthcare services expense on a per member per month basis for our fully-insured dental PPO product. The fully-insured segment represents approximately 68.6% of our total dental business.

Fully-insured dental HMO healthcare services expense increased by $2,700,000, or 9.0%, to $32,632,000 in 2010 from $29,932,000 in 2009. This increase is attributable to the 9.0% increase in fully-insured dental HMO member months in 2010 compared to 2009 and an increase in fully-insured dental HMO healthcare services expense on a per member per month basis of approximately 0.1% in 2010 for both our new and existing fully-insured membership.

Fully-insured dental indemnity healthcare services expense increased by $144,000, or 11.4%, to $1,406,000 from $1,262,000 in 2009. Approximately $68,000 of this increase is attributable to the 5.4% increase in fully-insured dental indemnity member months in 2010 compared to 2009. Approximately $76,000 of this increase is attributable to an increase in fully-insured dental indemnity healthcare services expense on a per member per month basis of approximately 5.7% in 2010.

The fully-insured dental PPO healthcare services expense increased by $3,454,000, or 59.3%, to $9,278,000 in 2010 from $5,824,000 in 2009. Approximately $2,559,000 of this increase is attributable to the 43.9% increase in fully-insured dental PPO member months in 2010 compared to 2009. Approximately $895,000 of this increase is attributable to an increase in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 10.7% in 2010.

	(Amounts in thousands)
	2010	2009	Total Dollar Change	Volume Change (Shift of Large Group to Fully- Insured)	Volume Change (New Employer Groups)	Utilization Change
Self-Insured Healthcare Service Expense	$19,826	$21,288	$(1,462)	$(1,894)	$296	$136

Self-insured healthcare services expense decreased by $1,462,000 in 2010. The conversion of the large employer group to the fully-insured dental HMO product effective January 1, 2010 resulted in a decrease in self-insured dental healthcare services expense of $1,894,000. This decrease is offset by an increase of $296,000 related to higher other self-insured member month volume in 2010 compared to 2009. Self-insured dental healthcare services expense also decreased by $136,000 due to a decrease in dental service utilization by our self-insured members in 2010 compared to 2009.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses decreased $217,000 in 2010. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 16.6% for 2010, decreasing 1.5% from the 2009 ratio of 18.1%. Board of Director expense decreased by $188,000, or 38.6%, primarily due to a 50% reduction in total director compensation, which consists of cash and deferred share awards compensation and was approved by the Board in August of 2010. In addition, advertising expense in 2010 decreased by $231,000, or 67.9%, and promotional expense decreased by $42,000, or 17.5%, as part of an initiative to reduce discretionary expenses. Legal fees decreased by $88,000, or 30.6%, after the completion of state insurance department filings in 2009.

Professional consulting expense decreased by $81,000, or 28.1%, as a result of the delay of discretionary projects. These expense reductions were offset by some expense increases. Salaries and benefits increased by $166,000, or 4.5%, due to staff pay increases implemented in 2010 and the addition of new employees in staff positions. Commissions expense increased $261,000, or 8.9%, due to the higher level of new membership sales in 2010.

Income Taxes

Our effective tax rate for 2010 was 65.2% compared to the 26.8% effective tax rate in 2009. Our 2010 effective tax rate was much higher than the federal statutory rate primarily due to the amount of our pre-tax income and the impact of permanent tax differences. Our 2009 effective tax rate was lower than the federal statutory rate primarily due to our pre-tax net loss and permanent tax differences and applicable state and local taxes. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Summary

Net income (loss) on redeemable shares was $(289,000) and $615,000 for the years ended December 31, 2009 and 2008, respectively. Basic earnings (loss) per redeemable common share was $(37.27) and $72.71 at December 31, 2009 and 2008, respectively. The decrease in net income on redeemable shares primarily resulted from an increase in total healthcare services expense as a percentage of total premium revenue to 82.7% in 2009 from 80.9% in 2008. In addition, insurance expense as a percentage of total premium revenue increased to 18.1% in 2009 from 18.0% in 2008.

Membership

Our fully-insured membership increased approximately 16,100 in 2009. Our fully-insured dental HMO membership increased approximately 4,200 members, or 3.2%, to 135,400 at December 31, 2009 from 131,200 at December 31, 2008. This membership increase is attributable to new fully-insured dental HMO sales in the Cincinnati and Northern Kentucky market of approximately 16,900 members, offset by a decrease in fully-insured dental HMO membership of 12,700 members that did not renew their contracts with Dental Care Plus in the last 12 months. Our fully-insured indemnity membership increased by approximately 600 members, or 13.3%, to approximately 5,100 members at December 31, 2009 from approximately 4,500 members at December 31, 2008. In addition, our fully-insured dental PPO membership increased by approximately 11,300 members, to approximately 30,600 members at December 31, 2009 from approximately 19,300 members at December 31, 2008.

Our self-insured dental membership decreased approximately 10,500 members, or 10.7%, to approximately 87,600 members at December 31, 2009 from approximately 98,100 members at December 31, 2008. This membership decrease was primarily due to the loss of one large self-insured employer group with approximately 15,700 members, offset by new self-insured sales of approximately of 5,200 members.

Our corporate, all other membership increased by approximately 3,800 members. This membership was primarily due to the increase in our vision membership underwritten by a third-party insurance carrier.

Revenue

	(Amounts in thousands)
	2009	2008	Total Dollar Change	Revenue Change Volume	Revenue Change Rate
Fully-Insured DHMO Premium	$37,842	$36,149	$1,693	$957	$736
Fully-Insured Dindemnity Premium	1,341	1,192	149	103	46
Fully-Insured DPPO Premium	6,172	2,980	3,192	3,075	117

Total Fully-Insured Premium	$45,355	$40,321	$5,034	$4,135	$899

Fully-insured dental premium increased $5,034,000 in 2009. An increase in fully-insured membership volume in 2009 resulted in an increase in fully-insured dental premiums of $4,135,000. Fully-insured dental premium rate increases negotiated with employer groups at their renewals resulted in an increase of $899,000 in fully-insured dental premium.

Fully-insured dental HMO premium revenue increased $1,693,000 in 2009, to $37,842,000 in 2009 from $36,149,000 in 2008. This increase is primarily due to the 2009 new sales of the fully-insured dental HMO product discussed above, offset by the fully-insured dental HMO membership decrease due to employer groups that did not renew their contracts in 2009. Fully-insured dental indemnity premium revenue increased by $149,000, or 12.5%, to $1,341,000 in 2009 from $1,192,000 in 2008. Fully-insured dental PPO premium revenue increased by $3,192,000, or 107.1%, to $6,172,000 in 2009 from $2,980,000 in 2008 primarily due to the increase in fully-insured dental PPO membership discussed above.

	(Amounts in thousands)
	2009	2008	Total Dollar Change	Volume Change (Loss of Large Employer Group)	Volume Change (New Sales)	Rate Change
Self-Insured Claim Revenue	$23,451	$24,102	$(651)	$(4,848)	$2,131	$2,066
Self-Insured ASO Fees	1,252	1,349	(97)	(271)	119	55

Total Self-Insured Revenue	$24,703	$25,451	$(748)	$(5,119)	$2,250	$2,121

Total self-insured revenue decreased $748,000 in 2009 compared to 2008. Self insured revenue decreased by $5,119,000 due to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease was offset by an increase in self-insured revenue of $2,250,000 due to new self-insured sales and by an increase of $2,121,000 attributable to an increase in self-insured ASO fee rates, a provider fee schedule increase implemented in April of 2009, an increase in dental service utilization by our self-insured members in 2009 compared to 2008 and the run out claims of the self-insured group that did not renew its contract. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue decreased $651,000, or 2.7%, to $23,451,000 in 2009 from $24,102,000 in 2008. Self-insured claim revenue decreased by $4,848,000 due to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease was offset by an increase of $2,131,000 related to new self-insured sales and an increase of $2,066,000 related to an increase in dental service utilization by our self-insured members in 2009 compared to 2008, a provider fee schedule increase implemented in April of 2009 and the run out claims of the self-insured group that did not renew its contract.

Self-Insured ASO Fees—Self-insured ASO fees decreased $97,000, or 7.2%, to $1,252,000 in 2009 from $1,349,000 in 2008. This decrease is primarily attributable to the decrease of $271,000 related to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease was offset by an increase of $119,000 related to new self-insured sales and an increase of $55,000 related to a small increase in the average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, all other premium revenue decreased by $18,000, or 4.1%, to $417,000 in 2009 from $435,000 in 2008.

Investment Income

Investment income decreased $124,000, or 55.6%, to $99,000 in 2009 from $223,000 in 2008. This decrease is primarily attributable to a decrease in short-term investment interest rates during 2009. In 2008 and 2009, we invested in Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit and money market funds.

Healthcare Service Expenses

	(Amounts in thousands)
	2009	2008	Total Dollar Change	Volume Change	Utilization Change
Total Fully-Insured Healthcare Service Expense	$37,018	$31,576	$5,442	$3,455	$1,987

Fully-insured healthcare services expense increased $5,442,000 in 2009 compared to 2008. A net increase in fully-insured membership volume of 10.4% in 2009 resulted in an increase in fully-insured dental healthcare services expense of $3,455,000. An increase in fully-insured dental healthcare services of $1,987,000 is primarily the result of an increase in fully-insured dental healthcare services expense on a per member per month basis of

4.7% in 2009 for both our new and existing fully-insured membership. A higher percentage of our fully-insured members received dental services in 2009. Also, we believe that certain of our subscribers and their dependents received preventive and basic dental services in 2009 prior to losing their coverage. The fully-insured segment represents approximately 64% of our total dental business in 2009.

Fully-insured dental HMO healthcare services expense increased by $1,979,000, or 7.1%, to $29,932,000 in 2009 from $27,953,000 in 2008. This increase is attributable to the 2.6% increase in fully-insured dental HMO member months in 2009 compared to 2008 and an increase in fully-insured dental HMO healthcare services expense on a per member per month basis of approximately 4.3% in 2009 for both our new and existing fully-insured membership.

Fully-insured dental indemnity healthcare services expense increased by $178,000, or 16.4%, to $1,262,000 in 2009 from $1,084,000 in 2008. Approximately $94,000 of this increase is attributable to the 8.7% increase in fully-insured dental indemnity member months in 2009 compared to 2008. Approximately $84,000 of this increase is attributable to an increase in fully-insured dental indemnity healthcare services expense on a per member per month basis of approximately 7.2% in 2009.

The fully-insured dental PPO healthcare services expense increased by $3,285,000, or 129.4%, to $5,824,000 in 2009 from $2,539,000 in 2008. Approximately $2,620,000 of this increase is attributable to the 103.2% increase in fully-insured dental PPO member months in 2009 compared to 2008. Approximately $665,000 of this increase is attributable to an increase in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 12.9% in 2009.

	(Amounts in thousands)
	2009	2008	Total Dollar Change	Volume Change (Loss of Large Employer Group)	Volume Change (New Employer Groups)	Utilization Change
Self-Insured Healthcare Service Expense	$21,288	$22,014	$(726)	$(4,428)	$1,946	$1,756

Self-insured healthcare services expense decreased by $726,000 in 2009. Self-insured healthcare services expense decreased by $4,428,000 due to the loss of the member month volume associated with the large self-insured employer group discussed above. This decrease in self-insured healthcare services expense was offset by an increase of $1,946,000 related to new self-insured employer groups and an increase of $1,756,000 related to an increase in dental service utilization by our self-insured members in 2009 compared to 2008, a provider fee schedule increase implemented in April of 2009 and the run out claims of the self-insured group that did not renew its contract.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased $789,000 in 2009. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 18.1% for 2009, increasing 0.1% from the 2008 ratio of 18.0%. Salaries and benefits increased by $160,000, or 4.5%, due to staff pay increases implemented in 2009 and the addition of new employees in staff positions. Commissions expense increased $426,000, or 16.9%, due to the higher level of new membership sales. Accounting and auditing expense increased by $47,000, or 20.4%, in 2009 due to additional costs related to our anticipated Sarbanes Oxley Act of 2002 Section 404 (“SOX”) attestation and a new audit of our administrative system based on Statement on Auditing Standards No. 70. Legal fees increased by $81,000, or 39.5%, in 2009 as a result of required state insurance department filings and new product development.

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

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the maturity of our investment securities, from the sale of redeemable common and preferred shares, and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common shares redemptions, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive operating cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash decreased $708,000, or 10.5%, for the year ended December 31, 2010 to approximately $6.0 million at December 31, 2010 from approximately $6.7 million at December 31, 2009. This cash decrease is primarily due to an increase in our investments in investment grade corporate bonds. Cash increased approximately $4.2 million or 168.0%, to approximately $6.7 million at December 31, 2009 from approximately $2.5 million at December 31, 2008. This increase was primarily due to approximately $4.5 million increase in cash flows from investing activities that was the result of our decision in 2008 to move funds out of money market mutual funds yielding less than 0.1% interest to our checking account where the earnings credit of approximately 0.4% was used to offset bank fees. The change in cash for the years ended December 31, 2010, 2009 and 2008 is summarized as follows (in thousands):

	2010	2009	2008
Net cash provided by operating activities	$876	$37	$1,660
Net cash (used in) provided by investing activities	(1,730)	4,294	(1,642)
Net cash provided by (used in) financing activities	146	(90)	247

Decrease (increase) in cash	$(708)	$4,241	$265

Cash flows from Operating Activities

In 2010, we generated $876,000 of cash in operating activities. This level of cash flow from operating activities is higher than the cash flow generated from operating activities in 2009. We had a net income of $12,000 in 2010 compared to a net loss of $(289,000) in 2009. In addition to our 2010 net income, other sources of cash include: non-cash depreciation and amortization expense of $505,000, an increase in deferred compensation liabilities of $132,000, an increase in claims payable of $460,000, and an increase in unearned premium of $8,572,000 that was offset by an increase in unbilled accounts receivable of $8,076,000. Both unbilled accounts receivable and unearned premium increased as a result of the conversion of a large employer group from the self-insured segment to the fully-insured segment and the renewal of a large employer group on a multi-year contract, both effective January 1, 2010. The increase in our claims payable is primarily due to the fact that there was a significant increase in fully-insured membership at December 31, 2010 compared to December 31, 2009. These sources of cash were offset by cash uses such as an increase in accounts receivable of $95,000, an increase in deferred policy acquisition costs of $877,000 and an increase in other assets of $99,000. Also, we had a non-cash tax benefit related to deferred income taxes of $93,000.

In 2009, we generated $37,000 of cash in operating activities. This level of cash flow from operating activities is lower than the cash flow generated from operating activities in 2008. We had a net loss of $(289,000) in 2009, primarily due to a 2.5% increase in fully-insured healthcare service utilization. In addition to our 2009 net loss, other uses of cash include: a decrease in claims payable of $315,000, and a decrease in unearned premium of $647,000 that was offset by a decrease in unbilled accounts receivable of $860,000. The decrease in our claims payable is primarily due to the fact that there was a provider withhold return liability of $464,000 at December 31, 2008 and no provider withhold return liability at December 31, 2009. The decrease in unbilled accounts receivable and a corresponding decrease in unearned premium revenue of $860,000 are the result of some large two-year fully insured dental contracts that expired December 31, 2009. The unearned premium decrease was offset by an increase in unearned premiums received in advance of $213,000. Additional uses of cash included an increase in deferred acquisition costs and an increase in other assets totaling $180,000. Also, we had a non-cash tax benefit related to deferred income taxes of $292,000. These uses of operating cash were offset by non-cash depreciation and amortization expense of $468,000, an increase in deferred compensation liabilities of $275,000, along with a decrease in accrued investment income, a decrease in accounts receivable and an increase in other payables and accruals totaling $156,000.

In 2008, we generated $1,660,000 of cash in operating activities. This level of cash flow from operating activities is consistent with the cash flow generated from operating activities in 2006. We realized net income of $615,000. In addition to our 2008 net income, we recognized depreciation and amortization of $446,000. With the conversion of our fully-insured employer group contracts to be non-cancelable by the Company, there was an increase in unearned premium of approximately $20.9 million that was offset by an increase in accounts receivable of approximately $20.8 million. Other sources of cash include: an increase in deferred income taxes, a decrease in accounts receivable, an increase in claims payable, an increase in accounts payable and other accrued expenses, an increase in deferred compensation and other minor changes to operating assets and liabilities totaling $1,701,000. These sources of operating cash were offset by an increase in deferred policy acquisition costs of $1,196,000.

Cash flows from Investing Activities

In 2010, we invested $151,000 in building improvements, office equipment and computer equipment and software. In December of 2010, we entered into a sale-leaseback transaction with a leasing company where we received $323,000 in cash in exchange for certain fixed assets on our balance sheet and subsequently entered into a capital lease agreement whereby we are obligated to pay lease payments totaling $339,000 related to these assets over a three year period. Under this capital lease agreement, we are required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and we were in compliance with this covenant at December 31, 2010. Also in 2010, approximately $5.4 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $7.3 million in additional FDIC insured certificates of deposit, investment grade corporate bonds and money market funds. Collectively, this resulted in a decrease in cash from investment activities of approximately $1.7 million.

In 2009, we invested $245,000 in building improvements, office equipment and computer equipment and software. Also in 2009, approximately $19.2 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $14.6 million in additional FDIC insured certificates of deposit and money market funds. Collectively, this resulted in an increase in cash from investment activities of approximately $4.3 million. Approximately $4.5 million of the increase in cash flows from investing activities was the result of our decision in the fourth quarter to move funds out of money market mutual funds yielding less than 0.1% interest to our checking account where the earnings credit of approximately 0.4% was used to offset bank fees.

In 2008, we invested $321,000 in building improvements, office equipment and computer equipment and software. Our investment in a new telephone system represented $133,000 of this amount. Also in 2008, approximately $18.9 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $20.2 million in additional FDIC insured certificates of deposit and money market funds.

Cash flows from Financing Activities

In 2010, we paid $120,000 of our outstanding mortgage balance and borrowed $20,000 on our revolving note collateralized by our office building. During 2010, we repurchased redeemable common shares of $61,000, which was offset by the issuance of redeemable common shares and provider preferred shares related to our current share offerings of $18,000 and the issuance of institutional preferred shares of $300,000.

In 2009, we paid $120,000 of our outstanding mortgage balance and $19,000 in capital lease payments for our dental administration software. During 2009, we repurchased redeemable common shares of $172,000, which was offset by the issuance of redeemable common shares and provider preferred shares related to our current share offerings of $222,000.

In 2008, we executed a revolving note with a commercial bank in the amount of $650,000 collateralized by a second mortgage on our office building. As of December 31, 2008, there was a principal balance outstanding of $630,000 related to this revolving note. In 2008, we paid $120,000 of our outstanding mortgage balance and $224,000 in capital lease payments for our dental administration software. During 2008, we repurchased redeemable common shares of $68,000, which was offset by the issuance of redeemable commons shares of $28,000.

Our mortgage note matures in June 2013. The note requires us to make principal payments of $10,000 per month, and bears interest at a variable rate of 30-day LIBOR plus 1.75%. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note of $600,000 must be repaid or refinanced. Our revolving note matures on December 15, 2011 and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

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

In December of each year our Board evaluates the projected pre-tax income of our dental HMO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the implementation and improvements to the dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims submitted by such participating dental provider in relation to the total claims submitted by all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board are accrued in the fourth quarter of the fiscal year. The Board did not authorize any return of withhold for the years ended December 31, 2010 or 2009. The Board authorized amounts of return of withhold amounting to $464,000 for the year ended December 31, 2008.

The Board may authorize aggregate provider withhold payments in amounts between 0% and 45% of the total provider withhold returns for future years in relation to the total provider withhold amount for those years. However, the Board will not authorize an aggregate provider withhold payment for any year that would result in an operating loss for the year in review. These forecasted amounts are based on projections of future claims revenues and certain planning assumptions and estimates currently being made with respect to future application of the factors historically considered by the Board in making its determination to authorize the payment of withhold amounts. These planning assumptions reflect management’s current expectations and views about future events and are subject to risks, uncertainties and other factors that could cause actual withhold payment amounts to differ materially from these stated assumptions. Important factors that could cause actual results to differ materially from those being planned for, include, among others: claims exceeding or not meeting our estimates, a threatened or actual downgrade in our financial strength rating, the loss of a significant customer or broker, the loss of a large employer group and an unexpected change in dental service utilization by our dental members.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2010 is as follows:

Contractual Obligations	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Long-term debt and interest(1)	$164,000	$831,000	—	—	$995,000
Revolving note and interest	662,000	—	—	—	662,000
Capital lease and interest	113,000	226,000	—	—	339,000
Operating leases	200,000	132,000	$56,000	—	388,000
Claims payable	2,776,000	—	—	—	2,776,000

Total	$3,915,000	$1,189,000	$56,000	—	$5,160,000

(1)	Our swap interest payments are based on a fixed rate of 4.95%. We estimate that we will receive swap interest payments totaling $23,000 based on a variable rate of LIBOR plus 1.75% or 2.01%.

A mortgage note, secured by the land and the office building, bears interest based on the 30-day LIBOR rate plus 1.75% and was 2.01% and 1.98% at December 31, 2010 and 2009, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note of $600,000 must be repaid or refinanced.

We also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. Our effective interest expense on the mortgage note was 3.97%, 4.08% and 4.49% at December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the carrying value of the mortgage note approximates fair value.

As of December 31, 2010, we believe our most significant other commitments are:

Deferred Compensation—We expect to pay our deferred compensation liability to the Company directors and employees as they retire or terminate in future years.

Commissions—We expect commission payments to generally track with written premiums.

Off-balance sheet Arrangements

At December 31, 2010, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2011	$200,000
2012	79,000
2013	53,000
2014	32,000
2015 and thereafter	24,000

Total	$388,000

Financial Condition

Our consolidated cash and short term investments were approximately $7.0 million at December 31, 2010. Our consolidated cash and short term investments decreased by approximately $1,000,000 from approximately $8.0 million as of December 31, 2009.

This decrease in cash and short term investments from December 31, 2009 to December 31, 2010 is primarily due to the net cash used in by financing activities of $1,730,000, offset by the cash provided by investing activities of $146,000 and the cash generated by operating activities of $876,000. In addition to this decrease in cash and short term investments there was a shift of $255,000 from short term investments to long term investments during this period.

In 2006, we entered into an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. In July 2010, we renewed the $500,000 working capital line of credit. Interest was at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2010. The Company did not have any interest expense for the line of credit in 2010 or 2009. As of December 31, 2010 and 2009, there was no amount outstanding on this line of credit.

In 2008, we entered into an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. In August 2010, we renewed this working capital line of credit for $915,000, and the commercial bank also issued an irrevocable letter of credit in the amount of $85,000. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2010. The Company did not have any interest expense for the line of credit in 2010 or 2009. As of December 31, 2010 and 2009 there was no amount outstanding on this line of credit.

On December 30, 2010, we renewed our revolving note with a commercial bank in the amount of $700,000 collateralized by a second mortgage on our office building. As of December 31, 2010, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2011, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%. Under this revolving note, we are required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and we were in compliance with this covenant at December 31, 2010. We are planning on renewing this revolving note in December of 2011.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). In the long term, we will continue to be obligated to make payments related to our contractual obligations delineated above. We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased $61,000, $172,000, and $68,000 of redeemable common shares in the years ended December 31, 2010, 2009, and 2008, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 99% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.

Regulatory RBC Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends can not exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. Under these restrictions, no dividends may be paid by Dental Care Plus in 2011 without prior regulatory approval. There were no dividends declared or paid by Dental Care Plus during 2010, 2009 or 2008. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2010.

We maintained aggregate statutory capital and surplus of approximately $5.5 million as of December 31, 2010 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2010 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2010 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2010, 2009, and 2008, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2010	2009	2008
Changes in:
Unrealized gain (loss) on investments, net of tax	$(9,359)	$(10,088)	$27,235
Increase (decrease) in fair value of interest rate swap, net of tax	(2,644)	9,462	(42,885)

Total	$(12,003)	$(626)	$(15,650)

The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $2,644 at December 31, 2010 due to a slight decrease in prevailing interest rates during 2010. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $9,462 at December 31, 2009 due to an increase in prevailing interest rates during 2009. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $42,885 at December 31, 2008 due to a decrease in prevailing interest rates during 2008. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $27,639 and $23,633 and is included in other payables and accruals at December 31, 2010 and 2009, respectively.

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

Investments

We have classified all certificate of deposit investments and money market mutual fund investments as “available-for-sale.” Accordingly, these investments are carried at fair value, based on quoted market prices, and unrealized gains and losses, net of applicable income taxes, are reported in a separate caption of shareholders’ equity. We invest our excess cash in FDIC insured bank certificates of deposit and money market funds. Each certificate of deposit with an original cost of $100,000 to $200,000 is invested with a separate FDIC-insured financial institution. The quoted market prices of these certificates of deposit are the amounts we would receive if we liquidated them as of December 31, 2010. We have classified all investment grade corporate bonds as held-to-maturity based on our intent and ability to hold the securities to maturity. Held-to-maturity investments are recorded at amortized cost. The amortized cost of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity using the effective-yield method of amortization. Such amortization is included in investment income. We recognize gains and losses when these securities mature or are sold using the specific identification method. Our investment grade corporate bonds have added an element of market risk in 2010 that we did not have in 2009. We do not believe that this added market risk is material. There have been no material changes in exposures to market risk for the year ended December 31, 2010.

We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to the length of time and the extent to which the fair value has been less than cost, our intent to sell for a period of time sufficient to allow for any anticipated recovery in value, and general market conditions. Our impairment policy for fixed-maturity securities states that other-than-temporary impairment is considered to have occurred (1) if the Company intends to sell the impaired fixed maturity security; (2) if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis. As of December 31, 2010, there were no other-than-temporary impairments. In the event there was an unrealized loss on an investment that we believed to be other-than-temporary, that loss would be reported in the consolidated statement of operations, instead of in a separate caption of shareholders’ equity. The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable represent uncollected premiums related to coverage periods prior to the balance sheet date, and are stated at the estimated collectible amounts, net of an allowance for bad debts. We regularly monitor the timing and amount of our premium collections, and maintain an allowance for estimated losses. The amount of the allowance is based primarily on our historical experience and any customer-specific collection issues that are identified.

Unbilled accounts receivable represents the accounts receivable for all remaining future months related to our non-cancelable fully-insured dental contracts with a corresponding unearned premium revenue liability. With monthly premium billing, the billed amount is recorded as accounts receivable, and the unbilled accounts receivable is adjusted for the billing of new or renewed contracts.

Goodwill and Intangible Assets

Goodwill arises in business combinations when the purchase price of assets acquired net of liabilities assumed exceeds the fair value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. We review the recorded value of our goodwill annually or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Considerable judgment must be exercised in determining future cash flows and their timing and choosing business value comparables or selecting discount rates to be used in any value computations. There has not been any impairment to our goodwill.

Business acquisitions often result in recording intangible assets. Intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment of our intangible assets requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life. As with tangible assets, considerable judgment must be exercised. There has not been any impairment to our remaining intangible assets.

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

The following table shows our total claims payable liability as of December 31, and its three components. IBNR represents a substantial portion of our claims payable liability.

	2010		2009
IBNR	$1,730,325	62.3%	$1,332,283	57.5%
Reported claims in process	996,888	35.9%	939,137	40.5%
Other healthcare services expenses payable	49,115	1.8%	45,095	1.9%

Total claims payable liability	$2,776,328	100%	$2,316,515	100%

No provider withhold liability was recognized in either 2010 or 2009 due to the fact no provider withhold return was authorized by our Board of Directors in either year.

Between December 31, 2009 and December 31, 2010, our IBNR estimate increased by $398,000 or 29.9%, primarily due to a 10.6% increase in the number of fully-insured members at December 31, 2010 compared to December 31, 2009 and an increase in fully-insured claims on a per member per month basis of approximately 2.1%. Also our IBNR estimate at December 31, 2010 has increased due to an increase in fully-insured dental PPO business as a percentage of total fully-insured dental business. Fully-insured dental PPO business typically has lower completion factors than fully-insured dental HMO business.

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

We develop our estimate for claims payable liability using actuarial methodologies primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. Throughout the year, we use both the “completions factors” and the “claims trend factor” to estimate our claims payable liability. On a quarterly basis, for periods prior to the most recent month, we calculate “completion factors” which indicate the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factors to determine historical patterns over a rolling 12-month period, made consistent period over period with making adjustments for known changes in claim inventory levels and known changes in claim payment processes. Then, for the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality. We have consistently applied the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability.

When developing our estimate for claims payable liability as of December 31, 2010, we considered actual paid claim data from January 2011. As a result, we are able to use the completion factors approach for all historical months in 2010, including December 2010. The table set forth below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2010 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors(a)
(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2010
(0.50%)		2,966,958
0%	(estimate used)	2,776,328
0.50%		2,689,574

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2010.

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

The annual provider withhold payment authorized by the Board is recorded in December of the applicable year, resulting in a corresponding increase of claims expense and claims payable liability. Depending on the amount of the provider withhold payment authorized, there may be a material increase in the claims payable liability at year end. At both December 31, 2010 and 2009 no provider withhold payment was authorized by the Board. Safeguarding the financial condition and liquidity of the Company is a material factor considered in the provider withhold payment practices adopted by the Board.

Deferred Acquisition Costs

Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of $4,363,000, $2,787,000 and $2,632,000 and amortized $3,487,000, $2,742,000 and $1,436,000 of these capitalized costs for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are recorded in commission expense and other acquisition costs included in the consolidated statements of operations.

Redeemable Preferred Shares

In 2009, the Board of Directors authorized and approved for issuance the redeemable Provider Preferred Shares-2009 (“Provider Preferred Shares”) Series that includes 5,000 preferred shares of the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares (Class A and/or B). The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the Provider Preferred Shares as redeemable Provider Preferred Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, Provider Preferred Shares are participating securities that share in the net income (loss) or other comprehensive income (loss) as a change to the redemption value of the redeemable Provider Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the security. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares.

In 2010, the Board of Directors authorized and approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of 300 preferred shares of the 100,000 preferred shares authorized. On July 21, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with an investor. Pursuant to the Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period. The proceeds of the sale of the Shares will be used to fund the expansion of current dental insurance products into new markets, to fund corporate infrastructure improvements and to increase the capital and surplus of Dental Care Plus, Inc. (“DCP”) to support the growth of fully-insured dental insurance premium revenue. The sale of the Shares under the Stock Purchase Agreement is pursuant to a private sale exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

Recognition of Premium Revenue

Premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage, as well as unbilled accounts receivable, are reflected on the accompanying consolidated balance sheets as unearned premium revenue. The Company’s unearned premium revenue was $29,531,000 and $20,959,000 at December 31, 2010 and 2009, respectively for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data and are reflected in revenue for the current periods.

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

New Accounting Standards

In January 2010, the FASB issued guidance that provides additional disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for interim and annual reporting periods after December 15, 2010. This guidance did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In February 2010, the FASB issued guidance that amends the Subsequent Events topic by removing the requirement for a Commission registered company to disclose a date, in both issued and revised financial statements, through which that company had evaluated subsequent events. Accordingly, the Company removed the related disclosure. The adoption did not have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company is evaluating the impact on the Company’s consolidated financial statements and related disclosures.

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

At December 31, 2010, our investment portfolio consisted of $556,000 of an institutional money market fund. Our portfolio also included $2,316,000 of investment grade corporate bonds and $1,010,000 of investments in FDIC-insured bank certificates of deposits at December 31, 2010. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $59,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $49,000 increase in fair value. The investment grade corporate bonds with an amortized cost of $2,316,000 at December 31, 2010 are all classified as held to maturity. The certificates of deposit with a cost of $1,000,000 at December 31, 2010 are all classified as available-for-sale. Our investment in investment grade corporate bonds has added an element of market risk in the 2010 quarter that the Company did not have in 2009. We do not believe that this added market risk is material. There have been no material changes in our exposures to market risk for the year ended December 31, 2010.

At December 31, 2010, we had a mortgage note with a bank with an outstanding principal balance of $900,000 with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At December 31, 2010, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and redeemable shares, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche LLP

Cincinnati, OH

March 16, 2011

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 and 2009

	2010	2009
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, cost of $600,000 and $800,000 at December 31, 2010 and 2009, respectively	$607,959	$807,461
Fixed maturities, held-to-maturity at amortized cost, fair value of approximately $2,360,000 and zero at December 31, 2010 and 2009, respectively	2,316,092
Short-term investments, available for sale at fair value, cost of $956,000 and $1,204,000 at December 31, 2010 and 2009, respectively	958,343	1,213,471

Total investments	3,882,394	2,020,932
CASH AND CASH EQUIVALENTS	6,061,069	6,769,186
ACCRUED INVESTMENT INCOME	42,397	4,980
ACCOUNTS RECEIVABLE, net of allowance of $8,116 and $10,863 at December 31, 2010 and 2009, respectively	506,597	411,676
UNBILLED ACCOUNTS RECEIVABLE	28,061,168	19,985,267
DEFERRED ACQUISITION COSTS	2,117,664	1,241,141
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,201,929 and $2,254,131 at December 31, 2010 and 2009, respectively	2,327,885	2,626,033
OTHER ASSETS	1,646,799	1,477,693

TOTAL ASSETS	$44,645,973	$34,536,908

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,776,328	$2,316,515
UNEARNED PREMIUM REVENUE	29,531,077	20,959,114
OTHER PAYABLES AND ACCRUALS	3,744,901	3,226,253
REVOLVING NOTE	650,000	630,000
MORTGAGE LOAN PAYABLE	900,000	1,020,000
CAPITAL LEASE OBLIGATION	323,365
DEFERRED COMPENSATION	1,091,745	959,720

TOTAL LIABILITIES	39,017,416	29,111,602

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 and zero at December 31, 2010 and 2009, respectively	326,458
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 at December 31, 2010 and 2009, respectively	185,447	196,095
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 608 and 621 at December 31, 2010 and 2009, respectively	384,825	394,813
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,476 and 7,604 at December 31, 2010 and 2009, respectively	4,731,827	4,834,398

Total redeemable preferred and common shares	5,628,557	5,425,306

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$44,645,973	$34,536,908

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

	2010	2009	2008
REVENUES
Premium revenue	$75,515,242	$70,474,510	$66,207,207
Investment income	114,668	98,951	223,135
Other income	64,610	71,613	79,890

Total revenues	75,694,520	70,645,074	66,510,232

EXPENSES
Healthcare services expense	63,141,942	58,305,401	53,590,135

Insurance expense:
Salaries and benefits expense	4,856,560	4,607,185	4,383,987
Commission expenses and other acquisition costs	3,358,111	3,198,130	2,591,254
Other insurance expense	4,303,498	4,929,325	4,970,788

Total insurance expense	12,518,169	12,734,640	11,946,029

Total expenses	75,660,111	71,040,041	65,536,164

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	34,409	(394,967)	974,068

PROVISION (BENEFIT) FOR INCOME TAX:
Current	115,408	186,293	252,740
Deferred	(92,961)	(291,997)	106,277

INCOME TAX EXPENSE (BENEFIT)	22,447	(105,704)	359,017

NET INCOME (LOSS) ON REDEEMABLE SHARES	$11,962	$(289,263)	$615,051

BASIC EARNINGS (LOSSES) PER REDEEMABLE COMMON SHARE	$(3.74)	$(37.27)	$72.71

DILUTED EARNINGS (LOSSES) PER REDEEMABLE COMMON SHARE	$(3.74)	$(37.27)	$72.71

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

	Redeemable Common Shares				Redeemable Preferred Shares				Shareholders’ Equity
	Class A		Class B		Institutional Preferred		Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE—DECEMBER 31, 2007	653	$392,603	7,815	$4,698,608
Net income										$615,051				$615,051	$615,051
Change in fair value of interest rate swap (net of income tax benefit of $22,093)												$(42,885)		(42,885)	(42,885)
Unrealized gain on investments (net of income tax expense of $14,032)												27,235		27,235	27,235

Total comprehensive income															$599,401

Class B Common Shares issued			93	53,145
Class A Common Shares exchanged for Class B Common Shares	(17)	(10,353)	17	10,353
Redeemable Shares repurchased	(6)	(3,648)	(150)	(93,535)
Accretion of shares to redemption value		44,639		554,762						(615,051)		15,650		(599,401)

BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss										$(289,263)				$(289,263)	$(289,263)
Change in fair value of interest rate swap (net of income tax expense of $4,874)												$9,462		9,462	9,462
Unrealized loss on investments (net of income tax benefit of $5,198)												(10,088)		(10,088)	(10,088)

Total comprehensive loss															$(289,889)

Redeemable Preferred dividend payable liability										(10,519)				(10,519)
Redeemable Shares issued			40	24,398			330	$197,136
Class A Common Shares exchanged for Class B Common Shares	(3)	(2,012)	3	2,012
Class B Common Shares exchanged for Class A Common Shares	1	590	(1)	(590)
Redeemable Shares repurchased	(7)	(4,579)	(213)	(137,815)
Dilution of shares to redemption value		(22,427)		(276,940)				(1,041)		299,782		626		300,408

BALANCE—DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398			330	$196,095
Net income										$11,962				$11,962	$11,962
Change in fair value of interest rate swap (net of income tax benefit of $1,362)												$(2,644)		(2,644)	(2,644)
Unrealized loss on investments (net of income tax benefit of $4,817)												(9,359)		(9,359)	(9,359)

Total comprehensive loss															$(41)

Redeemable Preferred dividend payable liability										(16,577)				(16,577)
Redeemable Shares issued			29	18,374	300	$300,000
Class A Common Shares exchanged for Class B Commons Shares	(4)	(2,279)	4	2,279
Redeemable Shares repurchased	(9)	(5,297)	(161)	(93,208)
Accretion (dilution) of shares to redemption value		(2,412)		(30,016)		26,458		(10,648)		4,615		12,003		16,618

BALANCE—DECEMBER 31, 2010	608	$384,825	7,476	$4,731,827	300	$326,458	330	$185,447	$		$		$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable shares	$11,962	$(289,263)	$615,051
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	505,113	467,650	446,403
Deferred income taxes (benefit)	(92,961)	(291,997)	106,277
Deferred compensation	132,646	275,357	292,956
Effects of changes in operating assets and liabilities:
Accrued investment income	(37,417)	16,404	13,208
Accounts receivable	(94,921)	43,950	105,254
Unbilled accounts receivable	(8,075,901)	860,367	(20,845,634)
Reinsurance recoverable on paid losses			26,500
Deferred acquisition costs	(876,523)	(45,081)	(1,196,060)
Other assets	(99,209)	(134,665)	37,542
Claims payable	459,813	(314,555)	140,819
Unearned premium revenue	8,571,963	(646,533)	20,939,236
Other payables and accruals	471,314	95,774	978,694

Net cash provided by operating activities	875,879	37,408	1,660,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(7,311,718)	(14,613,318)	(20,229,471)
Sales and maturities of investments	5,409,435	19,152,207	18,908,491
Acquisition of property and equipment	(151,076)	(244,850)	(321,212)
Proceeds from the sale of property and equipment	323,365

Net cash (used in) provided by investing activities	(1,729,994)	4,294,039	(1,642,192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of revolving note	20,000		630,000
Mortgage loan repayments	(120,000)	(120,000)	(120,000)
Repayment of capital lease		(19,253)	(223,624)
Repurchase of redeemable shares	(61,236)	(172,488)	(67,550)
Redeemable shares issued	317,753	221,534	28,178
Dividends paid	(10,519)

Net cash provided by (used in) financing activities	145,998	(90,207)	247,004

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(708,117)	4,241,240	265,058
CASH AND CASH EQUIVALENTS—Beginning of period	6,769,186	2,527,946	2,262,888

CASH AND CASH EQUIVALENTS—End of period	$6,061,069	$6,769,186	$2,527,946

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$52,000	$61,000	$69,000
Cash paid for income taxes		391,000	218,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$99,439	$62,170	$97,183
Dividends payable (in other payables and accruals)	16,577	10,519
Capital lease obligation	323,365
Redeemable common shares issued in lieu of cash payment of deferred compensation	621		24,967
Class A redeemable common shares exchanged for Class B redeemable common shares	2,279	2,012	10,353
Class B redeemable common shares exchanged for Class A redeemable common shares		590

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010 AND 2009 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is owned and controlled by 608 dentists who participate in our Dental Care Plus products. The Company offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans and vision benefit plans. As of December 31, 2010, the Company had approximately 269,100 members in its dental benefits programs with 2,858 dentists participating in its two provider networks in Southwestern Ohio, Northern Kentucky, Central Kentucky and Southeastern Indiana. In addition, the Company had approximately 18,800 members in its vision benefit programs. The Company markets its products through a network of independent brokers.

The Company’s products consist primarily of dental HMO, PPO and indemnity plans, with dental HMO products constituting 84.6% of its total revenues. Substantially, all of the Company’s products are marketed to employer groups. The Company’s business model allows it to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of the Company’s participating dentists. The dental benefit products the Company offers currently vary depending on geographic market.

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

Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, each of which is wholly-owned, and have been prepared in conformity with accounting principles generally accepted in the United States of America. All intercompany accounts and balances have been eliminated in consolidation. The Company presents its financial statements to conform with Article 7 of the Securities and Exchange Commission Regulation S-X pursuant to Section 13-15(d) of the Securities Exchange Act of 1934.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $278,000 and $291,000 at December 31, 2010 and 2009, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

Goodwill and Intangible Assets— Goodwill arises in business combinations when the purchase price of net assets less liabilities assumed acquired exceeds the fair value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. Management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Professional judgment must be exercised in determining future cash flows, timing and business valuation comparables or selecting discount rates to be used in any valuation assessments.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $4,363,000, $2,787,000 and $2,632,000 and amortized approximately $3,487,000, $2,742,000 and $1,436,000 of these capitalized costs for the year ended December 31, 2010, 2009 and 2008, respectively. These amounts are recorded in commission expense and other acquisition costs included in the consolidated statements of operations.

Redeemable Provider Preferred Shares—The Board of Directors (“Board”) authorized and approved for issuance Provider Preferred Shares-2009 Series (“Provider Preferred Shares”) that includes 5,000 preferred shares of the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 redeemable Common Shares (Class A and/or B). The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the Provider Preferred Shares as redeemable Provider Preferred Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, Provider Preferred Shares are participating securities that share in the net income (loss) or other comprehensive income (loss) as a change to the redemption value of the redeemable Provider Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares.

Redeemable Institutional Preferred Shares—In 2010, the Board of Directors approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of 300 preferred shares of the 100,000 authorized. On July 21, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with an investor. Pursuant to the Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share shall be 5% of the book value at the beginning of the dividend period. Accordingly, Institutional Preferred Shares are participating securities that share in the net income (loss) or other comprehensive income (loss) as a change to the redemption value of the redeemable Institutional Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $29,531,000 and $20,959,000 at December 31, 2010 and 2009, respectively, and relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $28,061,000 and $19,985,000 at December 31, 2010 and 2009, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,470,000 and $974,000 at December 31, 2010 and 2009, respectively. Management has determined that as of December 31, 2010 and 2009, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data and are reflected in revenue for the current periods.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. The Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with contracts with self-insured employers and is included in premium revenue in the accompanying consolidated statements of operations.

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

Investment Income—Investment income is comprised of interest income primarily earned from the Company’s certificates of deposit, investment grade corporate bonds and money market investments.

Other Income—Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 14) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company incurred claim costs related to dental care providers amounting to approximately $63,142,000, $58,305,000, and $53,590,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These costs include approximately $41,207,000 $42,152,000 and $41,666,000 of claims incurred by participating providers who are also holders of redeemable common shares in 2010, 2009 and 2008, respectively. In 2008, the Company’s incurred claim costs also included provider withhold return of $464,000.

Each year the Board evaluates the performance of the Company’s dental plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors affecting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years, and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. There was no withhold return authorized for 2010 or 2009.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $148,000 for the year ended December 31, 2010. The healthcare services expense assumed was approximately $135,000 for the year ended December 31, 2010. The Company did not have any assumed dental insurance premium or healthcare services expense for the years ended December 31, 2009 and 2008. As of December 31, 2010, the Company had approximately $9,000 of reinsurance premium receivable and claims payable of approximately $29,000.

Derivative Instruments—All derivative financial instruments are recorded on the balance sheet at fair value. The changes in fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income, with subsequent reclassification to earnings when the hedged transaction asset or liability impacts earnings. Any ineffectiveness is recognized in earnings immediately. The Company’s risk management policy is to not enter into derivatives for speculative purposes.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Federal Income Tax—Deferred federal income tax is provided in the accompanying financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as discounting on claims payable, accrued commissions, deferred compensation, unearned premiums, depreciation and deferred acquisition costs.

The Company reviews the deferred tax assets to determine the necessity of a valuation allowance. Valuation allowances are provided to the extent it is more likely than not that deferred tax assets will not be realized. The Company files a consolidated federal income tax return which includes all subsidiaries.

Earnings Per Share—Basic and diluted earnings (loss) per share is computed by taking the total of net income (loss) attributable to redeemable common shares divided by the weighted average number of redeemable common shares outstanding during the period.

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

During 2010, 2009 and 2008, four fully-insured customers accounted for approximately 10%, 9% and 9%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 11%, 11% and 13% of the Company’s total revenue during 2010, 2009 and 2008, respectively.

At December 31, 2010, premiums receivable from one customer totaled approximately 21% of the premiums receivable balance. At December 31, 2009, premium receivables did not have any balance greater than 10% of the total balance from any one customer.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments—Certain financial instruments are required to be recorded at fair value. The estimated fair values of such financial instruments have been determined using market information and valuation methodologies, primarily discounted cash flow analysis and broker-quoted market prices. Changes in assumptions or estimation methods could affect the fair value estimates.

New Accounting Standards—In January 2010, the FASB issued guidance that provides additional disclosures about transfers into and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. The guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The guidance is effective for the interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for interim and annual reporting periods after December 15, 2010. This guidance did not have a material effect on the Company’s consolidated financial statements or related disclosures.

In February 2010, the FASB issued guidance that amends the Subsequent Events topic by removing the requirement for a Commission registered company to disclose a date, in both issued and revised financial statements, through which that company had evaluated subsequent events. Accordingly, the Company removed the related disclosure. The adoption did not have a material impact on the Company’s consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In October 2010, the FASB issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company is evaluating the impact on the Company’s consolidated financial statements and related disclosures.

2. INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2010 and 2009. There has not been any cumulative impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $142,000 net of approximately $98,000 of accumulated amortization at December 31, 2010 and to approximately $158,000 net of approximately $82,000 of accumulated amortization at December 31, 2009. Amortization expense was approximately $15,000 for each of the three years ended December 2010, 2009, and 2008. The provider network intangible asset of approximately $79,000 at December 31, 2010 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $63,000 at December 31, 2010 is being amortized over its 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 11 years. Amortization expense for 2011 through 2016 is expected to be approximately $15,000 each year. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

3. INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with a cost of $1,000,000 and $1,800,000 as of December 31, 2010 and 2009, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on broker-quoted market prices. The unrealized gains and losses on available-for-sale investment activity are due to a change in the quoted market prices for these investments caused by any changes in prevailing interest rates since they were purchased. The Company also invests in a money market fund with a cost and fair value of $556,341 and $204,111 as of December 31, 2010 and 2009, respectively. In 2010, the Company began to invest in investment grade corporate bonds, which are classified as held-to-maturity and are recorded at amortized cost. The Company owned approximately $2,316,000 of investment grade corporate bonds at amortized cost as of December 31, 2010. The investment grade corporate bonds consisted of three securities with a BBB+ rating at December 31, 2010. The remaining eight investment grade corporate bonds had a credit rating of A- or better at December 31, 2010. There was no change in the credit rating of any investment grade corporate bond during 2010. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 5.55% at December 31, 2010. The weighted average maturity of our investment grade corporate bonds was 2.50 years at December 31, 2010. There were no realized gains or losses for the year ended December 31, 2010 and 2009.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010 and 2009, maturity dates for fixed maturity and short-term investments (excluding the money market fund) were:

	Available-for-Sale			Held-to-Maturity
	Cost	Fair Value	% of Total Value	Amortized Cost		Fair Value		% of Total Value
December 31, 2010
Maturity dates occurring:
Less than 1 year (three certificates of deposit in available-for-sale)	$400,000	$402,002	39.8%
Years 1-3 (four certificates of deposit in available-for-sale and eleven corporate bonds in held-to-maturity)	600,000	607,959	60.2%		$2,316,092		$2,359,612	100.0%

Total investments	$1,000,000	$1,009,961	100.0%		$2,316,092		$2,359,612	100.0%

	Available-for-Sale			Held-to-Maturity
	Cost	Fair Value	% of Total Value	Amortized Cost		Fair Value		% of Total Value
December 31, 2009
Maturity dates occurring:
Less than 1 year (ten certificates of deposit in available-for-sale)	$1,000,000	$1,009,360	55.6%	$		$
Years 1-2 (six certificates of deposit in available-for-sale)	800,000	807,461	44.4%

Total investments	$1,800,000	$1,816,821	100.0%	$		$

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investments classified at December 31, 2010 and 2009, as fixed maturities and short-term investments were as follows:

	Available for Sale				Held-to-Maturity
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
December 31, 2010
Money market	$556,341			$556,341
Certificates of deposit, short term	400,000	$2,002		402,002
Certificates of deposit, fixed maturities	600,000	7,959		607,959
Corporate Bonds, fixed maturities			$			$2,316,092		$43,520	$		$2,359,612

Total investments	$1,556,341	$9,961	$	$1,566,302		$2,316,092		$43,520	$		$2,359,612

	Available for Sale				Held-to-Maturity
	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
December 31, 2009
Money market	$204,111			$204,111
Certificates of deposit, short term	1,000,000	$9,360		1,009,360
Certificates of deposit, fixed maturities	800,000	7,461	$	807,461	$		$		$	$

Total investments	$2,004,111	$16,821	$	$2,020,932	$		$		$	$

Unrealized losses on investments are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the year ended December 31, 2010 and 2009. The Company had no investments in a continuous unrealized loss position for greater than one year as of December 31, 2010 and 2009.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4. LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2010	2009	2008
Balance—January 1	$2,316,515	$2,631,070	$2,490,251

Net incurred related to:
Current year	43,147,578	37,041,939	31,663,781
Prior years	168,453	(24,879)	(65,452)

Net incurred claims	43,316,031	37,017,060	31,598,329

Net paid related to:
Current year	40,374,497	34,725,933	29,032,916
Prior years	2,481,721	2,605,682	2,424,594

Net paid claims	42,856,218	37,331,615	31,457,510

Balance—December 31	$2,776,328	$2,316,515	$2,631,070

5. FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows as of December 31, 2010, 2009 and 2008, respectively:

	2010	2009	2008
Current tax expense:
Federal	$108,365	$180,765	$231,316
State and local	7,043	5,528	21,424

Total current tax expense	115,408	186,293	252,740

Deferred tax expense (benefit):
Federal	(91,602)	(288,039)	109,927
State and local	(1,359)	(3,958)	(3,650)

Total deferred tax expense (benefit)	(92,961)	(291,997)	106,277

Total provision (benefit) for income taxes	$22,447	$(105,704)	$359,017

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred tax assets and liabilities are comprised of the following:

	2010	2009
Deferred tax assets:
Unearned premiums	$99,954	$66,222
Net operating loss	45,752	49,838
Discounting on claims payable	17,484	15,518
Accrued vacation	52,272	46,821
Accrued commissions	141,134	112,102
Deferred compensation	371,193	326,305
Accrued professional fees	34,697	31,892
Property and equipment	29,586
Other, net	27,637	25,772

Gross deferred tax assets	819,709	674,470

Deferred tax liabilities:
Unrealized gain		979
Deferred policy acquisition costs	179,995	95,828
Prepaid insurance	54,305	40,608
Property and equipment		45,683
Identifiable intangible assets	48,360	53,465

Gross deferred tax liabilities	282,660	236,563

Net deferred tax asset	$537,049	$437,907

Management believes it is more likely than not that deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $134,565, $146,582, and $194,580 of net operating loss carry forwards to utilize in future years at December 31, 2010, 2009 and 2008, respectively. These losses will expire between 2011 and 2022. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2010 and 2009.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

	2010	2009	2008	2010 Effective Tax Rate	2009 Effective Tax Rate	2008 Effective Tax Rate
Provision computed at statutory rate	$11,699	$(134,289)	$331,183	34.0%	(34.0)%	34.0%
State and local taxes	4,294	3,941	19,774	12.5	1.0	2.0
Nondeductible meals, entertainment and legal expense	14,645	14,681	8,060	42.5	3.7	0.8
Other—net	(8,191)	9,963		(23.8)	2.5

Provision for income taxes	$22,447	$(105,704)	$359,017	65.2%	(26.8)%	36.8%

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the year ended December 31, 2010, 2009 and 2008, the Company did not have any significant uncertain tax position liability or expense. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2007 remain open to examination by the Internal Revenue Service, and 2006 remains open to other state and local tax authorities. As of December 31, 2010, there are no U.S. federal or state returns under examination.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2010	2009
Land	$364,000	$364,000
Building and building improvements	2,299,338	2,338,481
Furniture and equipment	1,866,476	2,177,683

Total property and equipment	4,529,814	4,880,164
Less accumulated depreciation	$(2,201,929)	$(2,254,131)

Total property and equipment—net	$2,327,885	$2,626,033

8. DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods and is included in other insurance expense in the consolidated statements of operations. The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $59,000, $93,000 and $106,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2010, 2009 and 2008, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. In December 2010, the Board of Directors (the “Board”) elected to rescind the 2010 deferred share awards that were granted to the Board at January 1, 2010 and each director agreed to surrender the deferred share awards. The Company recorded deferred compensation expense of approximately $27,000, $186,000 and $278,000

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 there is approximately $113,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.8 years.

The expected fair value of the nonvested and partially vested awards are calculated by applying the three year historical average growth rate of the book value per redeemable common share over the respective vesting period. The fair value of awards that are fully vested are based on the book value of redeemable common shares included in the consolidated financial statements as of each reporting period. The weighted average grant date fair value of the awards granted in the three years ended December 31, 2010, 2009 and 2008 were $715, $801 and $680, respectively. There were no award payments in 2010, 2009 or 2008. The total fair value of the awards that vested during the three years ended December 31, 2010, 2009 and 2008 were approximately $85,000, $232,000 and $247,000, respectively. At December 31, 2010 and 2009, the deferred compensation liability was approximately $1,092,000 and $960,000. The increase of the deferred compensation liability of approximately $132,000 is the result of deferred compensation expense and contributions to a deferred compensation mutual fund investment.

The following is a summary of activity of nonvested awards for the year ended December 31, 2010:

	Individual Director’s Awards	Weighted Average Grant Date Fair Value	Key Employee Awards	Weighted Average Grant Date Fair Value
Nonvested awards at January 1, 2010			163.5	$894
Granted	216.0	$674	91.0	812
Vested			78.1	836
Rescinded	216.0	674

Nonvested awards at December 31, 2010			176.4	$877

The following is a summary of activity of vested awards for the year ended December 31, 2010:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2010	908.0	$636	132.5	$668
Vested during year			78.1	635
Converted to Redeemable Common Shares			(1.0)	630

Vested awards at December 31, 2010	908.0	$633	209.6	$634

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of earnings (loss) per redeemable common share was as follows for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Net income (loss) on redeemable shares	$11,962	$(289,263)	$615,051
Less dividend payable to redeemable preferred shareholders	(16,577)	(10,519)
Less accretion to redeemable preferred shareholders	(25,852)	(9,478)

Net income (loss) accretive (dilutive) to redeemable common shareholders	$(30,467)	$(309,260)	$615,051

Weighted average outstanding redeemable common shares used to compute basic income (loss) per redeemable common share	8,142	8,297	8,459

Basic earnings (loss) per redeemable common share	$(3.74)	$(37.27)	$72.71

Weighted average outstanding redeemable common shares used to compute diluted income (loss) per redeemable common share	8,142	8,297	8,459

Diluted earnings (loss) per redeemable common share	$(3.74)	$(37.27)	$72.71

There have been no restricted share awards granted that would have a dilutive effect on the Company’s basic earnings per share for the years ended December 31, 2010, 2009 and 2008.

10. REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

When Redeemable Common shares are offered by the Company, providers in the Company’s service area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. The area we refer to as our service area includes all counties located in Ohio and Kentucky. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of the Company, when offered. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was approximately $633 and $636 at December 31, 2010 and 2009, respectively.

The Board authorized and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares authorized of the 100,000 authorized. These Provider Preferred Shares were purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares. This dividend payable liability of approximately $10,000 and $11,000 was established in accordance with the Company’s Amended and Restated Articles of Incorporation for shareholders of record as of December 31, 2010 and 2009, respectively, and is included in other accruals in the accompanying consolidated balance sheets. In 2010, the Company paid $11,000 related to the Provider Preferred Shares. There were not any dividends paid in 2009 or 2008.

The Board of Directors authorized and approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of 300 preferred shares authorized of the 100,000 authorized. The Company entered into a Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with an investor. Pursuant to the Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share is 5% of the book

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

value at the beginning of the dividend period. At December, 31, 2010, this dividend payable liability of approximately $7,000 was established in accordance with the Stock Purchase Agreement and is included in other accruals in the accompanying consolidated balance sheets.

The Company has 94,700 remaining preferred shares, without par value. As of December 31, 2010 and 2009, none of these preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Department, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. Under these restrictions, no dividends may be paid by Dental Care Plus in 2011 without prior regulatory approval. There were no dividends declared or paid by any subsidiaries during 2010, 2009 or 2008.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net (loss) income for Dental Care Plus was approximately $(94,000), $(374,600) and $641,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Statutory-basis net worth was approximately $5,515,000 and $4,921,000 at December 31, 2010 and 2009, respectively.

11. DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note, secured by the land and the office building, with a bank in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.01% and 1.98% at December 31, 2010 and 2009, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note of $600,000 must be repaid or refinanced.

The Company entered into an interest rate swap agreement (Note 12) that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s effective interest expense on the mortgage note was 3.97%, 4.08% and 4.49% at December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, the carrying value of the mortgage note approximates fair value.

Required principal repayments under the mortgage loan payable are as follows:

2011	$120,000
2012	120,000
2013	660,000

Total mortgage loan payable	$900,000

In December 2010, the Company renewed its revolving note with a commercial bank in the amount of $700,000 collateralized by a second mortgage on the office building. Under this revolving note, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year,

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

and the Company was in compliance with this covenant at December 31, 2010. There was a principal balance outstanding of $650,000 and $630,000 related to this revolving note at December 31, 2010 and 2009, respectively. At December 31, 2010, the carrying value of the revolving note approximates fair value. This revolving note matures in December 2011 and is annually renewable and requires monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, which was 2.01% and 1.98% at December 31, 2010 and 2009.

On December 29, 2010, the Company entered into a sale-leaseback transaction with a leasing company for the sale of certain fixed assets for approximately $323,000. There was no gain or loss on the sale. The Company did not retain the benefits and risk to the property sold and the risk of ownership was transferred to the leasing company. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments totaling approximately $339,000 related to these assets over a three year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and the Company was in compliance with this covenant at December 31, 2010. The net book value of these certain fixed assets is approximately $323,000 at December 31, 2010. The fair value of the capital lease obligation approximates the present value of minimum lease payments at December 31, 2010.

At December 31, 2010, future required payments under the capital lease are as follows:

2011	$113,086
2012	113,086
2013	113,086

Total	339,258
Less imputed interest	(15,893)

Present value of minimum lease payments	$323,365

12. DERIVATIVE

In 2003, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with an original notional amount of $1,500,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases $10,000 per month in direct correlation to the principal reduction of the mortgage. The Company believes that the risk of nonperformance by the counter party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement at December 31, 2010 and 2009 was a liability of approximately $28,000 and $24,000, respectively. These amounts are included in other payables and accruals in the accompanying consolidated balance sheets. The amount included in other comprehensive income (loss) related to the interest rate swap was ($2,644), $9,462, and ($42,885), net of income tax expense (benefit) of ($1,362), $4,874, and ($22,093) during 2010, 2009 and 2008, respectively. The agreement will terminate upon maturity of the mortgage loan payable (Note 11).

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $198,000, $176,000 and $181,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2010, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2011	$200,000
2012	79,000
2013	53,000
2014	32,000
2015 and thereafter	24,000

Total	$388,000

Litigation—In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not reasonably predictable. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not have a material adverse effect on the financial condition or results of operations of the Company.

14. LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $62,000 $66,000 and $47,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Such amounts are recorded as other income in the accompanying consolidated statements of operations. As of December 31, 2010, approximate future minimum annual lease income under non-cancelable leases is $44,000 for 2011.

15. RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $65,000, $56,000, and $51,000 in 2010, 2009, and 2008, respectively.

16. LINES OF CREDIT

In August 2010, the Company renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2010. The Company did not have any interest expense for the line of credit in the 2010 period or the 2009 period. As of December 31, 2010 and 2009, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit renewal expires in July 2011.

In 2009, the Company renewed an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. In August 2010, the Company renewed the working capital line of credit for $915,000 with interest payable at a variable rate of LIBOR plus 2.50%. The $915,000 working capital line of credit renewal expires in August 2011. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2010. The Company did not have any interest expense for the line of credit for the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, there was no amount outstanding on this line of credit. In addition, we obtained an irrevocable letter of credit for $85,000 with interest payable on

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The $85,000 standby letter of credit will also have an annual fixed rate of 2.10% for access to the standby letter of credit obligation. The $85,000 standby letter of credit expires in December 2011.

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

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $12,373,000, $12,169,000, and $12,617,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Listed below is financial information required for each industry segment for the years ended December 31, 2010, 2009 and 2008 (amounts in thousands):

	Fiscal Year Ended December 31, 2010			Fiscal Year Ended December 31, 2009
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$52,030	$43,316	$8,714	$45,355	$37,018	$8,337
Self-insured dental	23,022	19,826	3,196	24,703	21,288	3,415
Corporate, all other	463	—	463	417	—	417

Total	$75,515	$63,142	12,373	$70,475	$58,306	12,169

Investment income			115			99
Other income			64			72
Insurance expense			12,518			12,735

Income (loss) before income tax			$34			$(395)

Total assets-corporate			$44,646			$34,537

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Fiscal Year Ended December 31, 2008
	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$40,321	$31,576	$8,745
Self-insured dental	25,451	22,014	3,437
Corporate, all other	435	—	435

Total	$66,207	$53,590	12,617

Investment income			223
Other income			80
Insurance expense			11,946

Income before income tax			$974

Total assets-corporate			$35,521

Inter-segment revenues were not significant for 2010, 2009, or 2008.

18. RELATED PARTIES

All of the Company’s Class A, Class B and Provider Preferred Redeemable Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $41,207,000, $42,152,000 and $41,666,000 in 2010, 2009 and 2008, respectively. The Company had claims payable liability to related party providers of approximately $1,834,000 and $1,705,000 at December 31, 2010 and 2009, respectively.

Seven of our Board members are also participating providers and as a group received approximately $141,000, $155,000 and $151,000 in directors’ fees for the years ended December 31, 2010, 2009, and 2008, respectively.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and 2009 (amounts in thousands):

	December 31, 2010				December 31, 2009
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$608	$608			$807	$807
Short-term investments
Money market funds		$556		556		$204		204
Federally-Insured certificates of deposits			402	402			1,009	1,009
Deferred compensation investments(a)
Equity mutual fund investments		323		323		226		226
State guarantee fund deposits(b)
Government securities		228		228		241		241
Federally-Insured certificates of deposits			50	50			50	50

Total		1,107	1,060	2,167		671	1,866	2,537

Liabilities
Interest rate swap(c)			28	28			24	24

Total	$		$28	$28	$		$24	$24

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and exchange-traded equity securities. The Company obtains prices from independent vendors to determine the fair value of the majority of its short-term investments and investments portfolio. The remainder of the short-term investments and investments portfolio and the remainder of the state fund guarantee deposits are fair valued using a discounted cash flow method whereby the significant observable inputs include the maturity date, the interest rate yield and the issuer’s credit rating; such items are classified as Level 2 of the fair-value hierarchy. Examples include brokered and non-brokered certificates of deposit. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

Certain assets and liabilities are measured at fair value on a non-recurring basis. These include long-lived assets such as certain plant, property and equipment items, intangible assets and goodwill, as well as assets measured at cost that are written down to fair value during a period as a result of an impairment. For the year ended December 31, 2010 and 2009, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

20. QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is as follows (amounts in thousands, except for per share results):

	2010
	March 31	June 30	September 30	December 31	Total
Premium revenue	$18,683	$18,760	$19,446	$18,626	$75,515
Gross profit	2,994	2,516	2,695	4,168	12,373
Income (loss) before income taxes	(175)	(749)	(318)	1,276	34
Net income (loss) on redeemable shares	(112)	(480)	(321)	925	12
Less declared dividend for preferred shares	—	—	(3)	(14)	(17)
Plus (less) accretion (dilution) allocated to redeemable shares	(4)	(18)	(14)	62	26
Net income (loss) to redeemable common shares	$(108)	$(462)	$(310)	$849	$(31)
Basic and dilutive earnings (loss) per redeemable common share(a)	$(13.15)	$(56.50)	$(38.16)	$105.40	$(3.74)

	2009
	March 31	June 30	September 30	December 31	Total
Premium revenue	$17,401	$17,610	$18,077	$17,387	$70,475
Gross profit	2,824	3,164	2,516	3,665	12,169
Income (loss) before income taxes	(235)	82	(748)	506	(395)
Net income (loss) on redeemable shares	(152)	53	(482)	292	(289)
Less declared dividend for preferred shares	—	—	—	(11)	(11)
Plus (less) accretion (dilution) allocated to redeemable shares	—	1	(13)	21	9
Net income (loss) to redeemable common shares	$(152)	$52	$(469)	$260	$(309)
Basic and dilutive earnings (loss) per redeemable common share (a)	$(18.14)	$6.21	$(56.88)	$31.24	$(37.27)

(a)	The sum of quarterly earnings per redeemable common share may not equal the year end earnings per common share due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2010, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 (other than the information by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2011.

In December of 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In January 2010, the non-employee members of the Board were granted a total of 216 RSUs. However, in December of 2010 the Board decided to rescind these RSU grants and each director agreed to surrender these granted RSUs. In 2010, Named Executive Officers and other key employees were granted 91 restricted share units. As of December 31, 2010, the Company granted a total of 1,374 RSUs, net of forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	13,626

TOTAL	—	—	13,626

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(3)	Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries

Schedule I—Summary of Investments—

Other than Investments in Related Parties

At December 31, 2010

(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities:
Bonds:
All other corporate bonds	$2,316	$2,360	$2,316
Certificates of deposit	1,000	1,010	1,010

Total Fixed Maturities	$3,316	$3,370	$3,326

Total Investments	$3,316	$3,370	$3,326

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2010 and 2009

	2010	2009
ASSETS
INVESTMENTS:
Short-term investments	$41,721	$41,716
CASH AND CASH EQUIVALENTS	197,612	566,506
INTERCOMPANY RECEIVABLES	14,542	23,593
INTERCOMPANY NOTE RECEIVABLE	230,000	230,000
INVESTMENT IN SUBSIDIARIES	6,100,346	5,739,402
DEFERRED INCOME TAX	433,202	389,950
OTHER ASSETS	523,945	414,648

TOTAL ASSETS	$7,541,368	$7,405,815

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$821,066	$1,020,789
DEFERRED COMPENSATION	1,091,745	959,720

TOTAL LIABILITIES	1,912,811	1,980,509

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 and zero at December 31, 2010 and 2009, respectively	326,458
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 at December 31, 2010 and 2009, respectively	185,447	196,095
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 608 and 621 at December 31, 2010 and 2009, respectively	384,825	394,813
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,476 and 7,604 at December 31, 2010 and 2009, respectively	4,731,827	4,834,398

Total redeemable shares	5,628,557	5,425,306

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$7,541,368	$7,405,815

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 42 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations

For each of the Three Years in the Period ended December 31, 2010

	2010	2009	2008
REVENUES
Management fees from Subsidiaries	$7,646,001	$8,005,008	$7,887,668
Investment income	7,541	9,284	24,871
Administrative fees	211,044	173,331	106,018

Total revenues	7,864,586	8,187,623	8,018,557

EXPENSES
Insurance expense:
Salaries and benefit expense	4,932,362	4,674,401	4,448,475
Other insurance expense	2,966,525	3,553,475	3,539,354

Total expenses	7,898,887	8,227,876	7,987,829

INCOME (LOSS) BEFORE INCOME TAX	(34,301)	(40,253)	30,728

PROVISION (BENEFIT) FOR INCOME TAX:
Current	39,937	119,455	139,332
Deferred	(43,252)	(120,973)	(105,497)

Total	(3,315)	(1,518)	33,835

Loss before undistributed income of subsidiaries	(30,986)	(38,735)	(3,107)
Undistributed income (loss) of subsidiaries	42,948	(250,528)	618,158

NET INCOME (LOSS) ON REDEEMABLE SHARES	$11,962	$(289,263)	$615,051

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 42 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

For the Three Years in the Period ended December 31, 2010

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,962	$(289,263)	$615,051
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Undistributed (income) loss of subsidiaries	(42,948)	250,528	(618,158)
Deferred income taxes	(43,252)	(120,973)	(105,497)
Deferred compensation	132,646	275,357	292,956
Effects of changes in operating assets and liabilities:
Accrued investment income		1,199	899
Accounts receivable	9,051	2,578	157,525
Other assets	(109,296)	(115,189)	30,119
Other payables and accruals	(243,055)	55,264	(89,004)

Net cash (used in) provided by operating activities	(284,892)	59,501	283,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments		(4,744,541)	(5,973,315)
Sales of investments		5,195,000	5,830,000

Net cash provided by (used in) investing activities		450,459	(143,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of intercompany note receivable		(80,000)	(150,000)
Investment in subsidiaries, net	(330,000)
Collection of intercompany note receivable			80,000
Dividends paid	(10,519)
Repurchase of redeemable shares	(61,236)	(172,488)	(67,550)
Issuance of redeemable shares	317,753	221,534	28,178

Net cash used in financing activities	(84,002)	(30,954)	(109,372)

(DECREASE) INCREASE IN CASH	(368,894)	479,006	31,204
CASH AND CASH EQUIVALENTS—Beginning of period	566,506	87,500	56,296

CASH AND CASH EQUIVALENTS—End of period	$197,612	$566,506	$87,500

SUPPLEMENTAL CASH FLOW INFORMATION
Redeemed common shares (in other payables and accruals)	$99,439	$62,170	$97,183
Dividends payable (in other payables and accruals)	16,577	10,519
Redeemed common shares issued in lieu of cash payment of deferred compensation	621		24,967
Class A redeemable common shares exchanged for Class B redeemable common shares	2,279	2,012	10,353
Class B redeemable common shares exchanged for Class A redeemable common shares		590

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 42 and the notes to the Condensed Financial Statements.

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

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $76,000, $67,000 and $65,000 for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2010, the parent company received a dividend from the Adenta Inc. subsidiary in the amount of $120,000 and the parent company invested an additional $450,000 in the Dental Care Plus Inc. subsidiary. There were no dividends declared or paid to the parent company in 2009 or 2008.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2010

(amounts in thousands)

	2010	2009	2008
Deferred policy acquisition cost(a)	$2,118	$1,241	$1,196

Claims payable(a)	$2,776	$2,317	$2,631

Unearned premium(a)	$29,531	$20,959	$21,606

Other policy claims and benefits payable(a)	$2,571	$1,840	$1,695

Premium revenues
Fully-insured dental	$52,030	$45,355	$40,321
Self-insured dental	23,022	24,703	25,451
Corporate, All Other	463	417	435

	$75,515	$70,475	$66,207

Investment income(a)	$115	$99	$223

Future policy benefits, losses, claims and expense losses
Fully-insured dental	$43,316	$37,018	$31,576
Self-insured dental	19,826	21,288	22,014

	$63,142	$58,306	$53,590

Amortization of deferred policy acquisition cost(a)	$3,487	$2,742	$1,436

Other operating expense(a)	$9,031	$9,993	$10,510

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For each of the Three Years in the Period ended December 31, 2010

(amounts in thousands)

	2010		2009		2008
Gross earned premium amounts
Fully-insured dental		$51,882		$45,355		$40,442
Self-insured dental		23,022		24,703		25,451
Corporate, All Other		463		417		435

		$75,367		$70,475		$66,328

Ceded earned premium amounts to other companies
Fully-insured dental	$		$			$121
Self-insured dental
Corporate, All Other

	$		$			$121

Assumed amounts from other companies
Fully-insured dental		$148	$		$
Self-insured dental
Corporate, All Other

		$148	$		$

Net earned premium amounts
Fully-insured dental		$52,030		$45,355		$40,321
Self-insured dental		23,022		24,703		25,451
Corporate, All Other		463		417		435

		$75,515		$70,475		$66,207

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2010:
Allowance for Uncollectible Accounts Receivable	$10,863	20,918	23,665	$8,116
Year ended December 31, 2009:
Allowance for Uncollectible Accounts Receivable	$17,172	4,724	11,033	$10,863
Year ended December 31, 2008:
Allowance for Uncollectible Accounts Receivable	$3,499	33,419	19,746	$17,172

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 9, 2011	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 9, 2011	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 9, 2011	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 9, 2011	/s/ Roger M. Higley
Roger M. Higley
Vice Chairman of the Board of Directors

March 9, 2011	/s/ Fred J. Bronson
Fred J. Bronson
Secretary

March 9, 2011	/s/ Fred H. Peck
Fred H. Peck
Treasurer

March 9, 2011	/s/ Michael Carl
Michael Carl
Director

March 9, 2011	/s/ Jack M. Cook
Jack M. Cook
Director

March 9, 2011	/s/ Ross A. Geiger
Ross A. Geiger
Director

March 9, 2011	/s/ David A. Kreyling
David A. Kreyling
Director

March 9, 2011	/s/ James E. Kroeger
James E. Kroeger
Director

March 9, 2011	/s/ Donald J. Peak
Donald J. Peak
Director

March 9, 2011	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 9, 2011	/s/ Mark Zigoris
Mark Zigoris
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)

3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)

3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, filed herewith

10.1	Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2010, filed herewith, *

10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.4	Open-End Mortgage and Security Agreement dated June 12, 2003 in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.5	Assignment of Rents and Leases dated June 12, 2003 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.6	Amendment No. 2 to Revolving Note, Mortgage Modification Agreement and Modification Agreement—Assignment of Rents and Leases dated December 30, 2010 between Dental Care Plus, Inc. and Fifth Third Bank, filed herewith

10.7	Amendment to Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2010 (incorporated by reference to the Company’s Form 8-K current report filed on December 17, 2010)*

10.8	Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K current report filed on July 21, 2010)

10.9	Restricted Share Unit Rescission Agreement (incorporated by reference to the Company’s Form 8-K current report filed on December 14, 2010)

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith

*	Reflects management contracts or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.