Form 10-Q
period 2011-03-31
DCP Holding CO
filed 2011-05-12
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 607 and 7,443 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, cost of $700,000 and $600,000 at March 31, 2011 and December 31, 2010, respectively	$706,117	$607,959
Fixed maturities, held-to-maturity at amortized cost, fair value of approximately $2,564,000 and $2,360,000 at March 31, 2011 and December 31, 2010, respectively	2,516,200	2,316,092
Short-term investments, available for sale at fair value, cost of $687,000 and $956,000 at March 31, 2011 and December 31, 2010, respectively	690,125	958,343

Total investments	3,912,442	3,882,394
CASH AND CASH EQUIVALENTS	5,616,098	6,061,069
ACCRUED INVESTMENT INCOME	38,628	42,397
ACCOUNTS RECEIVABLE, net of allowance of $18,680 and $8,116 at March 31, 2011 and December 31, 2010, respectively	464,620	506,597
UNBILLED ACCOUNTS RECEIVABLE	36,968,378	28,061,168
DEFERRED ACQUISITION COSTS	2,786,853	2,117,664
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,254,427 and $2,201,929 at March 31, 2011 and December 31, 2010, respectively	2,284,683	2,327,885
OTHER ASSETS	1,773,560	1,646,799

TOTAL ASSETS	$53,845,262	$44,645,973

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,761,819	$2,776,328
UNEARNED PREMIUM REVENUE	38,646,315	29,531,077
OTHER PAYABLES AND ACCRUALS	4,064,724	3,744,901
REVOLVING NOTE	650,000	650,000
MORTGAGE LOAN PAYABLE	870,000	900,000
CAPITAL LEASE OBLIGATION	297,565	323,365
DEFERRED COMPENSATION	1,196,098	1,091,745

TOTAL LIABILITIES	48,486,521	39,017,416

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300 issued and outstanding, 300 shares at March 31, 2011 and December 31, 2010, respectively	319,117	326,458
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 shares at March 31, 2011 and December 31, 2010, respectively	176,965	185,447
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 607 and 608 shares at March 31, 2011 and December 31, 2010, respectively	366,663	384,825
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,443 and 7,476 shares at March 31, 2010 and December 31, 2010, respectively	4,495,996	4,731,827

Total redeemable preferred and common shares	5,358,741	5,628,557

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$53,845,262	$44,645,973

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
REVENUES
Premium revenue	$18,991,719	$18,683,376
Investment income	27,301	23,788
Other income	14,589	16,437

Total revenues	19,033,609	18,723,601

EXPENSES
Healthcare services expense	16,189,978	15,689,413

Insurance expense:
Salaries and benefits expense	1,311,708	1,388,157
Commission expenses and other acquisition costs	783,981	570,231
Other insurance expense	1,133,714	1,250,734

Total insurance expense	3,229,403	3,209,122

Total expenses	19,419,381	18,898,535

LOSS BEFORE INCOME TAX	(385,772)	(174,934)

INCOME TAX BENEFIT	(140,575)	(62,923)

NET LOSS ON REDEEMABLE SHARES	$(245,197)	$(112,011)

BASIC AND DILUTED LOSS PER REDEEMABLE COMMON SHARE	$(28.96)	$(13.15)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Redeemable Common Shares				Redeemable Preferred Shares				Shareholders’ Equity
	Class A		Class B		Institutional Preferred		Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE—DECEMBER 31, 2010	608	$384,825	7,476	$4,731,827	300	$326,458	330	$185,447
Net loss										$(245,197)				$(245,197)	$(245,197)
Change in fair value of interest rate swap (net of income tax benefit of $1,454)												$2,823		2,823	2,823
Unrealized loss on investments (net of income tax benefit of $948)												(1,840)		(1,840)	(1,840)

Total comprehensive loss															$(244,214)

Dividend payable										(4,082)				(4,082)
Class A Common Shares exchanged for Class B Common Shares	(1)	(633)	1	633
Redeemable Shares repurchased			(34)	(21,520)
Dilution of shares to redemption value		(17,529)		(214,944)		(7,341)		(8,482)		249,279		(983)		248,296

BALANCE—MARCH 31, 2011	607	$366,663	7,443	$4,495,996	300	$319,117	330	$176,965	$		$		$

	Redeemable Common Shares				Redeemable Preferred Shares				Shareholders’ Equity
	Class A		Class B		Institutional Preferred		Provider Preferred		Retained Earnings		Other Accumulated Comprehensive Income		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE— DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398			$330	$196,095
Net loss										$(112,011)				$(112,011)	$(112,011)
Change in fair value of interest rate swap (net of income tax benefit of $1,259)												$(2,442)		(2,442)	(2,442)
Unrealized loss on investments (net of income tax benefit of $30)												(58)		(58)	(58)

Total comprehensive loss															$(114,511)

Redeemable Shares issued			28	17,753
Redeemable Shares repurchased	(3)	(1,916)	(45)	(28,799)
Dilution of shares to redemption value		(8,321)		(102,030)				(4,160)		112,011		2,500		114,511

BALANCE—MARCH 31, 2010	618	$384,576	7,587	$4,721,322		$	330	$191,935	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable shares	$(245,197)	$(112,011)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	68,432	125,201
Deferred compensation	104,353	104,166
Effects of changes in operating assets and liabilities:
Accrued investment income	3,769	(28,060)
Accounts receivable	41,977	(21,205)
Unbilled accounts receivable	(8,907,210)	(25,285,924)
Deferred acquisition costs	(669,189)	(1,616,948)
Other assets	(133,116)	(119,369)
Claims payable	(14,509)	(131,763)
Unearned premium revenue	9,115,238	25,830,926
Other payables and accruals	374,685	1,321,633

Net cash (used in) provided by operating activities	(260,767)	66,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(557,618)	(4,859,998)
Sales and maturities of investments	514,698	2,857,989
Acquisition of property and equipment	(9,296)	(33,324)

Net cash used in investing activities	(52,216)	(2,035,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(30,000)	(30,000)
Payments on capital lease	(25,800)
Repurchase of redeemable shares	(59,611)	(16,123)
Redeemable shares issued		17,753
Dividends paid	(16,577)	(10,519)

Net cash used in financing activities	(131,988)	(38,889)

DECREASE IN CASH AND CASH EQUIVALENTS	(444,971)	(2,007,576)

CASH AND CASH EQUIVALENTS—Beginning of period	6,061,069	6,769,186

CASH AND CASH EQUIVALENTS—End of period	$5,616,098	$4,761,610

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$14,500	$13,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$61,348	$76,762

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2010 financial statements and notes thereto as included in the DCP Holding Company Form 10-K for the year ended December 31, 2010 filed with the Commission on March 16, 2011. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2010. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses, among others. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $38,646,000 and $29,531,000 at March 31, 2011 and December 31, 2010, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $36,968,000 and $28,061,000 at March 31, 2011 and December 31, 2010, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,678,000 and $1,470,000 at March 31, 2011 and December 31, 2010, respectively. Management has determined that as of March 31, 2011 and December 31, 2010, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and a money market fund. The Company classifies all certificates of deposit investments and the money market fund as available-for-sale. Such certificates of deposit investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company classifies all investment grade corporate bonds as held-to-maturity based on the Company’s positive intent and ability to hold the securities to maturity. Held-to-maturity investments are recorded at amortized cost. The amortized cost of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity using the effective-yield method of amortization. Such amortization is included in investment income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method. There have been no material changes in exposures to market risk for the three months ended March 31, 2011.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $276,000 and $278,000 at March 31, 2011 and December 31, 2010, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $1,642,000 and $2,416,000 and amortized approximately $973,000 and $799,000 of these capitalized costs for the three months ended March 31, 2011 and 2010, respectively. These amounts are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of operations.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $65,000 for the three months ended March 31, 2011. The healthcare services expense assumed was approximately $65,000 for the three months ended March 31, 2011. The Company did not have any assumed dental insurance premium or healthcare services expense for the three months ended March 31, 2010. The Company had approximately $8,000 and $9,000 of reinsurance premium receivable and claims payable of approximately $27,000 and $29,000 at March 31, 2011 and December 31, 2010, respectively.

New Accounting Standards—In October 2010, the FASB issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company is evaluating the impact on the Company’s consolidated financial statements and related disclosures.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with a cost of $1,300,000 and $1,000,000 as of March 31, 2011 and December 31, 2010, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on broker-quoted market prices. The unrealized gains and losses on available-for-sale investment activity are due to a change in the quoted market prices for these investments caused by any changes in prevailing interest rates since they were purchased. The Company also invests in a money market fund with a cost and fair value of $87,055 and $556,341 as of March 31, 2011 and December 31, 2010, respectively. In addition, the Company invests in investment grade corporate bonds, which are classified as held-to-maturity and are recorded at amortized cost. The Company owned approximately $2,516,000 and $2,316,000 of investment grade corporate bonds at amortized cost as of March 31, 2011 and December 31, 2010, respectively. The investment grade corporate bonds consisted of three securities with a BBB+ rating at March 31, 2011. The remaining nine investment grade corporate bonds had a credit rating of A- or better at March 31, 2011. There was no decrease in the credit rating of any investment grade corporate bond during 2011. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 5.38% at March 31, 2011. The weighted average maturity of our investment grade corporate bonds was 2.35 years at March 31, 2011. There were no realized gains or losses for the three months ended March 31, 2011 and 2010.

At March 31, 2011 and December 31, 2010, maturity dates for fixed maturity and short-term investments (excluding the money market fund) were:

	Available for Sale			Held-to-Maturity
March 31, 2011	Cost	Fair Value	% of Total Value	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Four certificates of deposit)	$600,000	$603,070	46.1%
Years 1-3 (Five certificates of deposit and twelve corporate bonds)	700,000	706,117	53.9%	$2,516,200	$2,563,394	100.0%

Total investments	$1,300,000	$1,309,187	100.0%	$2,516,200	$2,563,394	100.0%

	Available-for-Sale			Held-to-Maturity
December 31, 2010	Cost	Fair Value	% of Total Value	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (three certificates of deposit)	$400,000	$402,002	39.8%
Years 1-3 (four certificates of deposit and eleven corporate bonds)	600,000	607,959	60.2%	$2,316,092	$2,359,612	100.0%

Total investments	$1,000,000	$1,009,961	100.0%	$2,316,092	$2,359,612	100.0%

Investments classified at March 31, 2011 and December 31, 2010, as fixed maturities and short-term investments were as follows:

	Available for Sale				Held-to-Maturity
March 31, 2011	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Money market fund	$87,055			$87,055
Certificates of deposit, short term	600,000	$3,070		603,070
Certificates of deposit, fixed maturities	700,000	6,117		706,117
Corporate Bonds, fixed maturities			$		$2,516,200	$47,194	$	$2,563,394

Total investments	$1,387,055	$9,187	$	$1,396,242	$2,516,200	$47,194	$	$2,563,394

	Available for Sale				Held-to-Maturity
December 31, 2010	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

Money market fund	$556,341			$556,341
Certificates of deposit, short term	400,000	$2,002		402,002
Certificates of deposit, fixed maturities	600,000	7,959		607,959
Corporate Bonds, fixed maturities			$		$2,316,092	$43,520	$	$2,359,612

Total investments	$1,556,341	$9,961	$	$1,566,302	$2,316,092	$43,520	$	$2,359,612

Unrealized losses on investments, when they occur, are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three months ended March 31, 2011. The Company had no investments in a continuous unrealized loss position for greater than one year as of March 31, 2011.

4.	DEFERRED COMPENSATION PLAN

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $15,000 and $20,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2011 and 2010, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $72,000 and $61,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 there is approximately $232,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.82 years.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three months ended March 31, 2011 and 2010 were $639 and $713, respectively. At March 31, 2011 and December 31, 2010, the deferred compensation liability was approximately $1,196,000 and $1,092,000, respectively.

The following is a summary of activity of nonvested awards for the three months ended March 31, 2011:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2011			176.4	$877
Granted	168.0	$630	80.0	658

Non-vested awards at March 31, 2011	168.0	$630	256.4	$809

There were no shares that vested for the three months ended March 31, 2011.

5.	LOSS PER REDEEMABLE COMMON SHARE

The loss per redeemable common share is calculated as follows for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Net loss on redeemable shares	$(245,197)	$(112,011)
Less dividend payable to redeemable preferred shareholders	4,082
Plus dilution allocated to redeemable preferred shareholders	15,885	4,160

Net loss dilutive to redeemable common shareholders	$(233,394)	$(107,851)

Weighted average outstanding redeemable common shares used to compute basic and diluted loss per redeemable common share	8,059	8,200

Basic and diluted loss per redeemable common share	$(28.96)	$(13.15)

The Company Directors who were eligible to receive stock-based compensation for 2011 and 2010 elected to receive Class B Redeemable Common Shares in lieu of deferring this compensation. In addition, one key employee also elected to receive Class B Redeemable Common Shares in lieu of deferring this compensation. The outstanding share awards consisting of 177 shares and 226 shares at March 31, 2011 and 2010, respectively, are anti-dilutive for the periods presented due to the net loss for the three months ended March 31, 2011 and 2010 and are not included in the diluted loss per redeemable common share calculation.

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

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $2,802,000 and $2,994,000 for the three months ended March 31, 2011 and 2010, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2011 and 2010 (amounts in thousands):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total

Reportable segments:
Fully-insured dental	$12,920	$11,072	$1,848	$12,708	$10,644	$2,064
Self-insured dental	5,950	5,118	832	5,860	5,045	815
Corporate, all other	122		122	115		115

Total	$18,992	$16,190	2,802	$18,683	$15,689	2,994

Investment income			27			24
Other income			15			16

Insurance expense			3,230			3,209

Loss before income tax			$(386)			$(175)

Total assets-corporate			$53,845			$61,512

Inter-segment revenues were not significant for the three months ended March 31, 2011 and 2010.

7.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. Our estimated income tax benefit for the three months ended March 31, 2011 was approximately $141,000 with an effective tax rate of 36.4%. Our estimated income tax benefit for the three months ended March 31, 2010 was approximately $63,000 with an effective tax rate of approximately 36.0%.

8.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.01% at March 31, 2011 and December 31, 2010. At March 31, 2011, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company is in compliance with all debt covenants at March 31, 2011 and December 31, 2010.

In 2010, the Company renewed a revolving note with a commercial bank in the amount of $700,000 collateralized by a second mortgage on the office building that matures in December 2011. There was a principal balance outstanding of $650,000 at March 31, 2011 and December 31, 2010. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.01% at March 31, 2011 and December 31, 2010. At March 31, 2011, the carrying value of the revolving note approximates fair value.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (amounts in thousands):

	March 31, 2011				December 31, 2010
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$706	$706			$608	$608
Short-term investments
Money market funds		$87		87		$556		556
Federally-Insured certificates of deposits			603	603			402	402
Deferred compensation investments (a)
Equity mutual fund investments		350		350		323		323
State guarantee fund deposits (b)
Government securities		226		226		228		228
Federally-Insured certificates of deposits			50	50			50	50

Total		663	1,359	2,022		1,107	1,060	2,167

Liabilities
Interest rate swap (c)			23	23			28	28

Total	$		$23	$23	$		$28	$28

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. For the three months ended March 31, 2011 and 2010, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Form 10-K for the fiscal year ended December 31, 2010. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of March 31, 2011, we had approximately 287,000 members in our dental and vision benefit programs with approximately 2,600 dentists participating in our networks of providers.

We manage our business with three reportable segments: fully-insured dental, self-insured dental, and corporate, all other. Corporate, all other primarily consists of revenue associated with our dental and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are primarily marketed to employer groups. The results of our fully-insured and self-insured dental segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

Many factors have an effect on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premiums, ASO fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many forces, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population, lifestyle choices, the tort system and government regulations.

Strategy

Our strategy focuses on providing solutions to employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. We expect our dental PPO products to be important components of growth in the years ahead.

In our original eight county service area, our non-exclusive dental HMO provider network includes over 95% of the dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

Highlights

–	We had a net loss of approximately $245,000 for the three months ended March 31, 2011 compared to a net loss of approximately $112,000 for the three months ended March 31, 2010. The increase in the net loss in the 2011 quarter is primarily due to higher than expected utilization of healthcare services by members in our fully insured products.

–	To date in 2011, our dental and vision product membership decreased by approximately 900 members to approximately 287,000 members at March 31, 2011. This membership decrease from December 31, 2010 is due to a decrease in fully-insured dental membership of approximately 5,600 members, offset by an increase in self-insured membership of approximately 3,000 members and an increase in corporate, all other membership of approximately 1,700 members. The decrease in fully-insured membership is primarily due to a few employer groups that were acquired and transitioned to their new parent company benefits and fully-insured dental HMO groups that did not renew with the Company or reduced their employee counts in the first three months of 2011.

–	Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 84.0% in the three months ended March 31, 2010 to 85.2% in the three months ended March 31, 2011. This loss ratio increase is due to an increase in fully-insured dental healthcare services expense on a per member per month basis in the three months of 2011 compared to the first three months of 2010. The fully-insured dental segment represents approximately 68% of our total dental business.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2011, or the 2011 quarter and the three months ended March 31, 2010, or the 2010 quarter.

The following table presents membership and financial data for our three reportable segments (dollar amounts in thousands):

	As of March 31, 2011	As of March 31, 2010	Change
Membership:
Fully-insured dental	183,700	186,700	(1.6%)
Self-insured dental	81,700	78,500	4.1%
Corporate, all other	21,600	20,700	4.3%

Total membership	287,000	285,900	0.4%

	Three months ended March 31, 2011	Three months ended March 31, 2010	Change
Premium revenue:
Fully-insured dental	$12,920	$12,708	1.7%
Self-insured dental	5,950	5,860	1.5%
Corporate, all other	122	115	6.1%

Total premium revenue	18,992	18,683	1.7%

Investment income	27	24	12.5%

Other income	15	16	(6.3%)

Total revenue	19,034	18,723	1.7%

Healthcare services expense:
Fully-insured dental	11,072	10,644	4.0%
Self-insured dental	5,118	5,045	1.4%
Corporate, all other			0.0%

Total healthcare service expense	16,190	15,689	3.2%

Insurance expense	3,230	3,209	0.7%

Income tax benefit	(141)	(63)	123.8%

Net Loss	$(245)	$(112)	(118.8%)

Summary

Loss per Redeemable Common Share was $28.96 in the 2011 quarter compared to loss per Redeemable Common Share of $13.15 in the 2010 quarter. The increase in the net loss for the 2011 quarter was primarily due to a decrease in total revenue less healthcare services expense of approximately $190,000. Fully insured premium on a per member per month basis (“PMPM”) increased by 2.6%, from $22.79 PMPM in the 2010 quarter to $23.39 PMPM in the 2011 quarter, while fully insured healthcare services expense on a PMPM basis increased by 5.0%, from $19.09 PMPM in the 2010 quarter to $20.04 in the 2011 quarter. Some of this increase is due to fully-insured dental PPO membership representing a greater portion of total fully insured membership in the 2011 quarter compared to the 2010 quarter. Fully-insured healthcare services expense increased by $427,000. The higher level of dental healthcare services expense on a per member per month basis for our fully-insured products resulted in an increase in healthcare services expense of $527,000, offset by a decrease in healthcare services expense of $100,000 due to a decrease in membership volume in the 2011 quarter compared to the 2010 quarter. Self-insured healthcare services expense also increased by $73,000. An increase in self-insured membership volume resulted in an increase of $191,000 in the 2011 quarter that was offset by a decrease in self-insured healthcare services expense due to a 2.2% decrease in self-insured claims on a PMPM basis. Insurance expense increased by $21,000 in the 2011 quarter compared to the 2010 quarter. This insurance expense increase is primarily attributable to higher employee benefit costs, higher education and training expense and higher industry conference expenses than in the 2010 quarter.

Membership

Our fully-insured dental membership decreased by approximately 3,000 members as of March 31, 2011 from March 31, 2010. This membership decrease is primarily attributable to a decrease of approximately 3,600 fully-insured dental HMO members, offset by an increase of approximately 300 fully-insured dental PPO members, and an increase of approximately 300 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The decrease in fully-insured dental HMO membership of 3,600 members is the result of the loss of approximately 12,900 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups, offset by new sales in the Cincinnati and Northern Kentucky markets of approximately 9,300 members. A significant portion of the fully insured dental HMO membership losses were the result of corporate acquisition where our employer group customers moved to the new parent company benefit plans. The increases in fully-insured dental PPO membership and fully-insured dental indemnity membership are the result of new sales net of membership losses due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 3,200 members as of March 31, 2011 from March 31, 2010. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 900 members as of March 31, 2011 from March 31, 2010. The increase is primarily due to an increase of approximately 2,800 members in our vision plan, offset by a decrease of approximately 1,800 dental PPO members that shifted into the fully-insured segment with the commencement of the Company’s reinsurance agreement with a third party insurance carrier effective July 1, 2010 and a decrease of approximately 100 dental PPO members related to employer groups that did not renew their dental benefit contracts.

Revenue

Fully-insured dental premium revenue for the 2011 quarter increased by approximately $212,000 compared to the 2010 quarter. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $331,000 in fully-insured dental premium revenue. A decrease in fully-insured membership in the 2010 quarter resulted in a decrease in fully-insured dental premiums of approximately $119,000. This decrease is primarily due to the decrease in fully insured dental HMO membership that has slightly higher premium rates than the fully-insured dental PPO product.

Total self-insured dental revenue for the 2011 quarter increased approximately $90,000 compared to the 2010 quarter. Self-insured dental revenue increased by $222,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $132,000 due to run-out claims in the 2010 quarter for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in the 2011 quarter.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2011 quarter increased approximately $78,000, or 1.4%, to approximately $5,647,000 in the 2011 quarter from approximately $5,569,000 in the 2010 quarter. Self-insured claim revenue increased by approximately $211,000 due to new self insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $133,000 primarily due to run-out claims in the 2010 quarter for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in the 2011 quarter.

Self-Insured ASO Fees - Self-insured ASO fees for the 2011 quarter increased approximately $12,000, or 4.1%, to approximately $303,000 in the 2011 quarter from approximately $291,000 in the 2010 quarter. Approximately $11,000 of this increase is attributable to the new self-insured product sales, and approximately $1,000 of this increase was due to a small increase in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $7,000 in the 2011 quarter compared to the 2010 quarter. This revenue increase was primarily due to the new sales of the vision product discussed above, offset by a revenue decrease related to the shift of approximately 1,800 fully-insured dental PPO members from the corporate, all other segment to the fully-insured segment when the Company assumed the risk on this membership through a reinsurance agreement with a third-party insurance carrier that became effective July 1, 2010.

Investment Income

Investment income for the 2011 quarter increased approximately $3,000 compared to the 2010 quarter. This increase is primarily attributable to a higher level of investment in investment grade corporate bonds in the 2011 quarter than in the 2010 quarter. Also our corporate bond investments were held for a greater number of days in the 2011 quarter than they were in the 2010 quarter.

Healthcare Services Expense

Fully-insured dental healthcare services expense for the 2011 quarter increased approximately $428,000 compared to the 2010 quarter. An increase in fully-insured dental healthcare services expense on a per member per month basis that is attributable to higher utilization of dental healthcare services resulted in an increase in fully-insured dental healthcare services expense of approximately $528,000. A decrease in fully-insured membership in the 2011 quarter compared to the 2010 quarter resulted in a decrease in fully-insured dental healthcare services expense of approximately $100,000. The fully-insured segment represents approximately 68% of our total dental business.

Self-insured dental healthcare services expense for the 2011 quarter increased approximately $73,000 compared to the 2010 quarter. The self-insured sales resulted in an increase in self-insured dental healthcare services expense of approximately $191,000. Offsetting this increase was a decrease of approximately $118,000 primarily due to run-out claims in the 2010 quarter for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in the 2011 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2011 quarter increased approximately $21,000 compared to the 2010 quarter. The higher consolidated insurance expense for the 2011 quarter was primarily due to higher employee benefits expense, education and training expense and industry conference expense. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.0% for the 2011 quarter compared to 17.1% for the 2010 quarter.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. Our estimated income tax benefit for the three months ended March 31, 2011 was approximately $141,000 with an effective tax rate of 36.4%. Our estimated income tax benefit for the three months ended March 31, 2010 was approximately $63,000 with an effective tax rate of approximately 36.0%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Cash decreased approximately $445,000, or 7.3%, during the 2011 quarter to approximately $5,616,000 as of March 31, 2011 from approximately $6,061,000 as of December 31, 2010. The change in cash for the 2011 and 2010 quarters is summarized as follows (in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net cash (used in) provided by operating activities	$(261)	$67
Net cash used in investing activities	(52)	(2,035)
Net cash used in financing activities	(132)	(39)

Decrease in cash and cash equivalents	$(445)	$(2,007)

Cash Flow from Operating Activities

In the 2011 quarter, approximately $261,000 was used in operating activities. We had a net loss of approximately $245,000. Non-cash depreciation and amortization expense was approximately $68,000 in the 2011 quarter compared to approximately $125,000 in the 2010 quarter. In addition, no cash was paid related to income taxes in the 2011 quarter or the 2010 quarter.

In the 2011 quarter, our claims payable liability decreased by approximately $14,000 to approximately $2,762,000 at March 31, 2011 from approximately $2,776,000 at December 31, 2010. This decrease is primarily the result of a decrease in the number of fully-insured dental members. The increase in our unearned premium revenue liability of approximately $9.1 million, to approximately $38.6 million at March 31, 2011 from approximately $29.5 million at December 31, 2010 and the increase in unbilled accounts receivable of approximately $8.9 million to approximately $37.0 million at March 31, 2011 from $28.1 million December 31, 2010 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2011 that are non-cancelable by DCP. Deferred acquisition costs increased by approximately $669,000 and other payables and accruals expenses increased by approximately $375,000 in the 2011 quarter primarily due to the contract renewals discussed above. Other assets increased by approximately $133,000 primarily due to an increase in the federal income tax receivable of approximately $63,000, an increase in deferred compensation investments of approximately $27,000 and a net increase of other assets of approximately $43,000 at March 31, 2011. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not significant and are consistent with the 2010 quarter.

Cash Flow from Investing Activities

In the 2011 quarter, we invested approximately $9,000 in building improvements, furniture and fixtures and computer equipment. During the 2011 quarter, we made purchases totaling approximately $558,000 of investment grade corporate bonds, certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2011 quarter, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $515,000.

Cash Flow from Financing Activities

In the 2011 quarter, we made the scheduled principal payments of approximately $30,000 related to our office building mortgage. During the 2011 quarter, we repurchased Redeemable Common Shares with a value of approximately $60,000 and issued no Redeemable Common or Preferred Shares. We also paid dividends to holders of our Redeemable Provider Preferred and Institutional Preferred Shares of approximately $16,577 in the 2011 quarter.

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

In the 2011 quarter, we paid no withhold return to participating providers because a withhold return was not authorized by the Board in December of 2010. In the 2010 quarter, we paid no withhold return to participating providers because a withhold return was not authorized by the Board in December of 2009.

Contractual Obligations, other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2010 Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in the 2010 quarter.

Financial Condition

Our consolidated cash and short-term investments were approximately $6.3 million as of March 31, 2011 and approximately $7.0 million as of December 31, 2010. Based on total expenses for the three months ended March 31, 2011, we estimate that we had approximately 29 days of cash and short-term investments on hand at March 31, 2011. In addition, the Company has access to approximately $706,000 of fixed maturity certificates of deposits that are classified as available-for-sale investments.

Our cash and short-term investments totaled approximately $6.3 million at March 31, 2011 due to the decrease in cash of approximately $445,000 during the 2011 quarter and the decrease in short-term investments of approximately $270,000 during the 2011 quarter. The decrease in cash was primarily due to the net loss of approximately $245,000 for the quarter along with cash used in investing and financing activities. The decrease in short-term investments was primarily due to the increase in longer term fixed maturities investments of $298,000 in the 2011 quarter. We expect to generate positive cash flow from operations during the balance of 2011.

In July 2010, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.76% at March 31, 2011. The Company did not have any interest expense for the line of credit in the 2011 quarter or the 2010 quarter. As of March 31, 2011 and December 31, 2010, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit renewal expires in July 2011.

In August 2010, we renewed a second working capital line of credit for $915,000, which was amended to $960,000 in the first quarter of 2011, with interest payable at a variable rate of LIBOR plus 2.50%. The $960,000 working capital line of credit renewal expires in August 2011. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.76% at March 31, 2011. The Company did not have any interest expense for the line of credit in the 2011 quarter or the 2010 quarter. As of March 31, 2011 and December 31, 2010, there was no amount outstanding on this line of credit. In addition, we obtained an irrevocable letter of credit for $85,000, which was amended to $40,000 in the first quarter of 2011, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit will also have an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2011.

On December 30, 2010, we renewed our revolving note with a commercial bank in the amount of $700,000 collateralized by a second mortgage on our office building. As of March 31, 2011, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2011, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, or 2.01% at March 31, 2011. As of March 31, 2011, we expect to renew the revolving note in December 2011.

We believe our premium revenues, cash, short-term investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our operating leases and other commitments, including future payment of key employee and director deferred compensation obligations. In the long-term, we will continue to be obligated to make payments related to our other contractual obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and Redeemable Provider Preferred Shares of our provider shareholders who die, become permanently disabled or retire. We will also be obligated in certain circumstances to repurchase the Redeemable Institutional Preferred Shares upon a redemption request. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, Redeemable Provider Preferred Shares and Redeemable Institutional Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and a money market fund, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of March 31, 2011, we had approximately $1,914,000 or 75% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $649,000 with a Standard & Poor’s rating of BBB+ or better. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 5.38% at March 31, 2011. The weighted average maturity of our investment grade corporate bonds was 2.35 years at March 31, 2011.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality. When developing our estimate for claims payable liability as of December 31, 2010, we considered actual paid claim data from January 2011. As a result, we were able to use the completion factors approach for all historical months at December 31, 2010.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2011 quarter for the claims trend factor used to estimate incurred claims for March 31, 2011 are consistent with the higher dental services utilization we experienced in 2009, 2010 and first quarter of 2011 and our expectation that this higher level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of March 31, 2011 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase In Factor		Estimated claims payable liability as of 3/31/2011	(Decrease) Increase In Factor		Estimated claims payable liability as of 3/31/2011
(0.5)%		2,982,765	(5)%		2,546,397
0%	(estimate used)	2,761,819	0%	(estimate used)	2,761,819
0.5%		2,618,204	5%		2,977,241

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

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

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2010, our quarterly healthcare services expense was slightly below average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. In 2011, our first quarter healthcare services expense was higher than the first quarter of 2010. This increase was primarily due to the higher level of fully-insured dental healthcare services expense on a per member per month basis. In general, claims are high in the first and second quarter because almost all of our employer-sponsored benefits reset on January 1. The third quarter claim level is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense
	2011		2010
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	16,190	20.31	15,542	19.58
Second Quarter			16,239	20.25
Third Quarter			16,751	20.81
Fourth Quarter			14,610	18.19

Risk-Based Capital

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2010, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

At March 31, 2011 and December 31, 2010, respectively, our investment portfolio consisted of approximately $87,000 and $556,000 of an institutional money market fund. Our portfolio also included approximately $2,563,000 and $2,360,000 of investment grade corporate bonds and approximately $1,309,000 and $1,010,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2011 and December 31, 2010, respectively. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $63,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $45,000 increase in fair value. The investment grade corporate bonds with an amortized cost of $2,516,000 and $2,316,000 at March 31, 2011 and December 31, 2010, respectively, are all classified as held to maturity. The certificates of deposit with a cost of $1,300,000 at March 31, 2011 and $1,000,000 at December 31, 2010 are all classified as available-for-sale.

At March 31, 2010 and December 31, 2010, we had a mortgage note with a bank with an outstanding principal balance of $870,000 and $900,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At March 31, 2011 and December 31, 2011, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011. Based on the evaluation the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2010 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2010 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 34 Class B Redeemable Common Shares during the three months ended March 31, 2011 as follows:

Period	Total Class A shares purchased	Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2011	0	34	(a)	$632.94	0	N/A
February 1 – February 28, 2011	0	0		$0.00	0	N/A
March 1 – March 31, 2011	0	0		$0.00	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

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

DCP HOLDING COMPANY

May 12, 2011	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

May 12, 2011	By:	/s/ Robert C. Hodgkins, Jr.
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