Form 10-Q
period 2011-06-30
DCP Holding CO
filed 2011-08-15
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, there were 600 and 7,378 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, cost of $800,000 and $600,000 at June 30, 2011 and December 31, 2010, respectively	$803,186	$607,959
Fixed maturities, held-to-maturity at amortized cost, fair value of $2,771,558 and $2,359,612 at June 30, 2011 and December 31, 2010, respectively	2,714,805	2,316,092
Short-term investments, available for sale at fair value, cost of $446,000 and $956,000 at June 30, 2011 and December 31, 2010, respectively	447,792	958,343

Total investments	3,965,783	3,882,394
CASH AND CASH EQUIVALENTS	5,277,259	6,061,069
ACCRUED INVESTMENT INCOME	48,888	42,397
ACCOUNTS RECEIVABLE, net of allowance of $19,024 and $8,116 at June 30, 2011 and December 31, 2010, respectively	407,150	506,597
UNBILLED ACCOUNTS RECEIVABLE	30,991,490	28,061,168
DEFERRED ACQUISITION COSTS	2,338,720	2,117,664
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,307,714 and $2,201,929 at June 30, 2011 and December 31, 2010, respectively	2,298,386	2,327,885
OTHER ASSETS	1,619,032	1,646,799

TOTAL ASSETS	$46,946,708	$44,645,973

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,716,746	$2,776,328
UNEARNED PREMIUM REVENUE	32,502,715	29,531,077
OTHER PAYABLES AND ACCRUALS	3,428,021	3,744,901
REVOLVING NOTE	650,000	650,000
MORTGAGE LOAN PAYABLE	840,000	900,000
CAPITAL LEASE OBLIGATION	271,562	323,365
DEFERRED COMPENSATION	1,085,245	1,091,745

TOTAL LIABILITIES	41,494,289	39,017,416

COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300; issued and outstanding, 300 shares at June 30, 2011 and December 31, 2010, respectively	323,344	326,458
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, 330 shares at June 30, 2011 and December 31, 2010, respectively	181,649	185,447
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 600 and 608 shares at June 30, 2011 and December 31, 2010, respectively	372,080	384,825
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,378 and 7,476 shares at June 30, 2011 and December 31, 2010, respectively	4,575,346	4,731,827

Total redeemable preferred and common shares	5,452,419	5,628,557

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$46,946,708	$44,645,973

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

REVENUES
Premium revenue	$18,632,766	$18,760,406	$37,624,484	$37,443,782
Investment income	26,539	32,668	53,840	56,456
Other income	15,686	16,370	30,276	32,807

Total revenues	18,674,991	18,809,444	37,708,600	37,533,045

EXPENSES
Healthcare services expense	15,184,169	16,243,636	31,374,147	31,933,049

Insurance expense:
Salaries and benefits expense	1,241,426	1,282,058	2,553,135	2,670,215
Commission expenses and other acquisition costs	1,000,178	977,916	1,784,160	1,548,147
Other insurance expense	1,021,973	1,055,075	2,155,685	2,305,809

Total insurance expense	3,263,577	3,315,049	6,492,980	6,524,171

Total expenses	18,447,746	19,558,685	37,867,127	38,457,220

INCOME (LOSS) BEFORE INCOME TAX	227,245	(749,241)	(158,527)	(924,175)

INCOME TAX EXPENSE (BENEFIT)	82,808	(269,503)	(57,767)	(332,426)

NET INCOME (LOSS) ON REDEEMABLE SHARES	$144,437	$(479,738)	$(100,760)	$(591,749)

BASIC EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$16.39	$(56.50)	$(12.72)	$(69.60)

DILUTED EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE	$16.04	$(56.50)	$(12.72)	$(69.60)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Redeemable Common Shares				Redeemable Preferred Shares				Shareholders’ Equity
	Class A		Class B		Institutional Preferred		Provider Preferred			Other Accumulated
	Number of		Number of		Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)

BALANCE—DECEMBER 31, 2010	608	$384,825	7,476	$4,731,827	300	$326,458	330	$185,447
Net loss									$(100,760)			$(100,760)	$(100,760)
Change in fair value of interest rate swap (net of income tax benefit of $1,615)										$3,133		3,133	3,133
Change in unrealized gain on investments (net of income tax benefit of $2,775)										(5,386)		(5,386)	(5,386)

Total comprehensive loss													$(103,013)

Dividend payable									(8,161)			(8,161)

Class A Common Shares exchanged for Class B Common Shares	(2)	(1,232)	2	1,232
Redeemable Shares repurchased	(6)	(3,620)	(100)	(61,344)
Dilution of shares to redemption value		(7,893)		(96,369)		(3,114)		(3,798)	108,921	2,253		111,174

BALANCE—JUNE 30, 2011	600	$372,080	7,378	$4,575,346	300	$323,344	330	$181,649	$	$	$

	Redeemable Common Shares				Redeemable Preferred Shares				Shareholders’ Equity
	Class A		Class B		Institutional Preferred		Provider Preferred			Other Accumulated
	Number of		Number of		Number of		Number of		Retained	Comprehensive			Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total		Income (Loss)

BALANCE—DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398			$330	$196,095
Net loss									$(591,749)			$(591,749)	$(591,749)
Change in fair value of interest rate swap (net of income tax benefit of $2,708)										$(5,260)		(5,260)	(5,260)
Change in unrealized gain on investments (net of income tax benefit of $2,808)										(5,451)		(5,451)	(5,451)

Total comprehensive loss													$(602,460)

Redeemable Shares issued			28	17,753
Class A Common Shares exchanged for Class B Commons Shares	(1)	(622)	1	622
Redeemable Shares repurchased	(8)	(4,760)	(100)	(60,085)
Dilution of shares to redemption value		(43,684)		(536,945)				(21,831)	591,749	10,711		602,460

BALANCE—JUNE 30, 2010	612	$345,747	7,533	$4,255,743		$	330	$174,264	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss on redeemable shares	$(100,760)	$(591,749)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	137,836	262,676
Deferred compensation	(6,500)	47,371
Effects of changes in operating assets and liabilities:
Accrued investment income	(6,491)	(35,747)
Accounts receivable	99,447	44,389
Unbilled accounts receivable	(2,930,322)	(18,685,713)
Deferred acquisition costs	(221,056)	(1,201,842)
Other assets	22,283	(397,244)
Claims payable	(59,582)	215,761
Unearned premium revenue	2,971,638	19,190,523
Other payables and accruals	(267,746)	546,378

Net cash used in operating activities	(361,253)	(605,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,901,367)	(6,836,788)
Sales and maturities of investments	1,784,411	5,000,417
Acquisition of property and equipment	(76,286)	(75,176)

Net cash used in investing activities	(193,242)	(1,911,547)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(60,000)	(60,000)
Payments on capital lease	(51,803)
Repurchase of redeemable shares	(100,935)	(47,572)
Redeemable shares issued		17,753
Dividends paid	(16,577)	(10,519)

Net cash used in financing activities	(229,315)	(100,338)

DECREASE IN CASH AND CASH EQUIVALENTS	(783,810)	(2,617,082)

CASH AND CASH EQUIVALENTS—Beginning of period	6,061,069	6,769,186

CASH AND CASH EQUIVALENTS—End of period	$5,277,259	$4,152,104

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$28,600	$26,400

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$63,471	$79,443
See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2010 financial statements and notes thereto as included in the DCP Holding Company Form 10-K for the year ended December 31, 2010 filed with the Commission on March 16, 2011. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $32,503,000 and $29,531,000 at June 30, 2011 and December 31, 2010, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $30,991,000 and $28,061,000 at June 30, 2011 and December 31, 2010, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,511,000 and $1,470,000 at June 30, 2011 and December 31, 2010, respectively. Management has determined that as of June 30, 2011 and December 31, 2010, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Healthcare Services Expense— The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product and, effective April 1, 2011, the in-network portion of the dental PPO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of operations. Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld unless the Company’s Board authorizes any amount to be paid to the providers.

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

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and a money market fund. The Company classifies all certificates of deposit investments and the money market fund as available-for-sale. Such certificates of deposit and money market fund investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company classifies all investment grade corporate bonds as held-to-maturity based on the Company’s positive intent and ability to hold the securities to maturity. Held-to-maturity investments are recorded at amortized cost. The amortized cost of held-to-maturity investments is adjusted for amortization of premiums and accretion of discounts to maturity using the effective-yield method of amortization. Such amortization is included in investment income. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method. There have been no material changes in exposures to market risk for the three and six months ended June 30, 2011.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $280,000 and $278,000 at June 30, 2011 and December 31, 2010, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $522,000 and $406,000 and amortized approximately $970,000 and $822,000 of these capitalized costs for the three months ended June 30, 2011 and 2010, respectively. The Company capitalized deferred acquisition costs of approximately $2,164,000 and $2,822,000 and amortized approximately $1,943,000 and $1,621,000 of these capitalized costs for the six months ended June 30, 2011 and 2010, respectively. These amounts are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of operations.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $64,000 and $129,000 for the three and six months ended June 30, 2011, respectively. The healthcare services expense assumed was approximately $53,000 and $118,000 for the three and six months ended June 30, 2011, respectively. The Company did not have any assumed dental insurance premium or healthcare services expense for the three and six months ended June 30, 2010. The Company had approximately $7,000 and $9,000 of reinsurance premium receivable and claims payable of approximately $28,000 and $29,000 at June 30, 2011 and December 31, 2010, respectively.

New Accounting Standards—In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The new guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company is evaluating the impact on the Company’s consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financials statements and related disclosures.

In May 2011, the FASB issued guidance related to amendments to certain measurement principles and disclosures regarding fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financials statements and related disclosures.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with a cost of $1,200,000 and $1,000,000 as of June 30, 2011 and December 31, 2010, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value, which is based on broker-quoted market prices. The unrealized gains and losses on available-for-sale investment activity are due to a change in the quoted market prices for these investments caused by any changes in prevailing interest rates since they were purchased. The Company also invests in a money market fund with a cost and fair value of $45,942 and $556,341 as of June 30, 2011 and December 31, 2010, respectively. In addition, the Company invests in investment grade corporate bonds, which are classified as held-to-maturity and are recorded at amortized cost. The Company owned approximately $2,715,000 and $2,316,000 of investment grade corporate bonds at amortized cost as of June 30, 2011 and December 31, 2010, respectively. The investment grade corporate bonds consisted of ten different securities each with a credit rating of A- or better at June 30, 2011. The remaining three securities had a credit rating of BBB+ at June 30, 2011. There was no decrease in the credit rating of any investment grade corporate bond during 2011. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 5.25% at June 30, 2011. The weighted average maturity of our investment grade corporate bonds was 2.21 years at June 30, 2011. There were no realized gains or losses for the three and six months ended June 30, 2011 and 2010.

At June 30, 2011 and December 31, 2010, maturity dates for fixed maturities and short-term investments (excluding the money market fund) were:

	Available-for-Sale			Held-to-Maturity
	Cost	Fair Value	% of Total Value	Amortized Cost	Fair Value	% of Total Value
June 30, 2011
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$400,000	$401,850	33.3%
Years 1-3 (Six certificates of deposit and thirteen corporate bonds)	800,000	803,186	66.7%	$2,714,805	$2,771,558	100.0%

Total investments	$1,200,000	$1,205,036	100.0%	$2,714,805	$2,771,558	100.0%

	Available-for-Sale			Held-to-Maturity
	Cost	Fair Value	% of Total Value	Amortized Cost	Fair Value	% of Total Value
December 31, 2010
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$400,000	$402,002	39.8%
Years 1-3 (Four certificates of deposit and eleven corporate bonds)	600,000	607,959	60.2%	$2,316,092	$2,359,612	100.0%

Total investments	$1,000,000	$1,009,961	100.0%	$2,316,092	$2,359,612	100.0%

Investments classified at June 30, 2011 and December 31, 2010, as fixed maturities and short-term investments were as follows:

	Available-for-Sale				Held-to-Maturity
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
June 30, 2011
Money market fund	$45,942			$45,942
Certificates of deposit, short term	400,000	$1,850		401,850
Certificates of deposit, fixed maturities	800,000	3,186		803,186
Corporate Bonds, fixed maturities			$		$2,714,805	$56,753	$	$2,771,558

Total investments	$1,245,942	$5,036	$	$1,250,978	$2,714,805	$56,753	$	$2,771,558

	Available-for-Sale				Held-to-Maturity
		Gross	Gross			Gross	Gross
		Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value	Cost	Gain	Loss	Value
December 31, 2010
Money market fund	$556,341			$556,341
Certificates of deposit, short term	400,000	$2,002		402,002
Certificates of deposit, fixed maturities	600,000	7,959		607,959
Corporate Bonds, fixed maturities			$		$2,316,092	$43,520	$	$2,359,612

Total investments	$1,556,341	$9,961	$	$1,566,302	$2,316,092	$43,520	$	$2,359,612

Unrealized losses on investments, when they occur, are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three and six months ended June 30, 2011 and 2010. The Company had no investments in a continuous unrealized loss position for greater than one year as of June 30, 2011 and 2010.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $15,000 and $19,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2011 and 2010, respectively. The Company recorded expense of approximately $30,000 and $39,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2011 and 2010, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation benefit of approximately $7,000 and $41,000 related to deferred share awards and the change in the value of phantom shares for the three months ended June 30, 2011 and 2010, respectively. The Company recorded deferred compensation expense of approximately $65,000 and $20,000 related to deferred share awards and the change in the value of phantom shares for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there is approximately $188,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.94 years.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the six months ended June 30, 2011 and 2010 were $638 and $713, respectively. At June 30, 2011 and December 31, 2010, the deferred compensation liability was approximately $1,085,000 and $1,092,000, respectively.

The following is a summary of activity of nonvested awards for the six months ended June 30, 2011:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2011			176.4	$877
Granted	168.0	$630	80.0	658
Forfeited			(31.8)	791

Non-vested awards at June 30, 2011	168.0	$630	224.6	$816

There were no shares that vested during the three and six months ended June 30, 2011.

5.	EARNING (LOSS) PER REDEEMABLE COMMON SHARE

The earning (loss) per redeemable common share is calculated as follows for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss) on redeemable shares	$144,437	$(479,738)	$(100,760)	$(591,749)
Less dividend payable to redeemable preferred shareholders	4,079		8,161
(Less accretion) plus dilution allocated to redeemable preferred shareholders	(9,118)	17,670	6,767	21,831

Net income (loss) accretive (dilutive) to redeemable common shareholders	$131,240	$(462,068)	$(102,154)	$(569,918)

Weighted average outstanding redeemable common shares used to compute basic income (loss) per redeemable common share	8,007	8,178	8,033	8,189

Weighted average outstanding redeemable common shares used to compute diluted income (loss) per redeemable common share	8,184	8,178	8,033	8,189

Basic earnings (loss) per redeemable common share	$16.39	$(56.50)	$(12.72)	$(69.60)

Diluted earnings (loss) per redeemable common share	$16.04	$(56.50)	$(12.72)	$(69.60)

The Company Directors who were eligible to receive stock-based compensation for 2011 and 2010 elected to receive Class B Redeemable Common Shares in lieu of deferring this compensation. In addition, one key employee also elected to receive Class B Redeemable Common Shares in lieu of deferring this compensation. The outstanding share awards, consisting of 177 shares and 226 shares at June 30, 2011 and 2010, respectively, are anti-dilutive for the six months ended June 30, 2011 and the three and six months ended June 30, 2010 due to the net loss for those periods and are not included in the diluted loss per redeemable common share calculation.

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

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $3,449,000 and $2,517,000 for the three months ended June 30, 2011 and 2010, respectively. The Company’s gross profit was approximately $6,250,000 and $5,511,000 for the six months ended June 30, 2011 and 2010, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2011 and 2010 (amounts in thousands):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$12,884	$10,355	$2,529	$12,973	$11,362	$1,611
Self-insured dental	5,627	4,829	798	5,666	4,882	784
Corporate, all other	122		122	122		122

Total	$18,633	$15,184	3,449	$18,761	$16,244	2,517

Investment income			27			33
Other income			15			16

Insurance expense			3,264			3,315

Income (loss) before income tax			$227			$(749)

Total assets-corporate			$46,947			$53,842

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$25,803	$21,427	$4,376	$25,681	$22,006	$3,675
Self-insured dental	11,577	9,947	1,630	11,526	9,927	1,599
Corporate, all other	244		244	237		237

Total	$37,624	$31,374	6,250	$37,444	$31,933	5,511

Investment income			54			56
Other income			30			33

Insurance expense			6,493			6,524

Loss before income tax			$(159)			$(924)

Total assets-corporate			$46,947			$53,842

Inter-segment revenues were not significant for the three and six months ended June 30, 2011 and 2010.

7.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. The Company’s income tax expense (benefit) for the three and six months ended June 30, 2011 was approximately $83,000 and ($58,000), respectively, with an effective tax rate of 36.4%. The Company’s income tax benefit for the three and six months ended June 30, 2010 was approximately $270,000 and $332,000, respectively, with an effective tax rate of approximately 36.0%. Tax years subsequent to 2007 remain open to examination by the Internal Revenue Service (“IRS”), and 2006 remains open to other state and local tax authorities. As of June 30, 2011, the Company is under an examination with the IRS for the 2009 U.S. federal income tax return. The Company has no uncertain tax positions in the tax years that are subject to examination.

8.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.94% and 2.01% at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the

Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company is in compliance with all debt covenants at June 30, 2011 and December 31, 2010.

In 2010, the Company renewed a revolving note with a commercial bank in the amount of $700,000 collateralized by a second mortgage on the office building that matures in December 2011. There was a principal balance outstanding of $650,000 at June 30, 2011 and December 31, 2010. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.94% and 2.01% at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, the carrying value of the revolving note approximates fair value.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2011 and December 31, 2010, respectively. The Company did not have any interest expense for the line of credit for the three and six months ended June 30, 2011 or 2010. As of June 30, 2011 and December 31, 2010, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2012.

The Company has an additional annually renewable working capital line of credit for $915,000, which was amended to $960,000 in the first quarter of 2011. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2011 and December 31, 2010, respectively. The Company did not have any interest expense for the line of credit in the three and six months ended June 30, 2011 and 2010. At June 30, 2011 and December 31, 2010, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2012. In addition, the Company obtained an irrevocable letter of credit for $85,000, which was amended to $40,000 in the first quarter of 2011, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit will also have an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2011. At June 30, 2011 and December 2010, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (amounts in thousands):

	June 30, 2011				December 31, 2010
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$803	$803			$608	$608
Short-term investments
Money market funds		$46		46		$556		556
Federally-Insured certificates of deposits			402	402			402	402
Deferred compensation investments (a)
Equity mutual fund investments		258		258		323		323
State guarantee fund deposits (b)
Government securities		230		230		228		228
Federally-Insured certificates of deposits			50	50			50	50

Total		$534	$1,255	$1,789		$1,107	$1,060	$2,167

Liabilities
Interest rate swap (c)			$23	$23	$		28	$28

Total	$		$23	$23	$		$28	$28

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

Certain assets and liabilities are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. For the three and six months ended June 30, 2011 and 2010, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of June 30, 2011, we had approximately 287,000 members in our dental and vision benefit programs with approximately 2,700 dentists participating in our networks of providers. Effective June 1, 2011, the Company entered in a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,000 additional dentists in Ohio, Kentucky and Indiana and approximately 33,800 additional dentists throughout the United States.

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

Highlights

•

We had net income of approximately $144,000 for the three months ended June 30, 2011 compared to a net loss of approximately $480,000 for the three months ended June 30, 2010, and we had a net loss of approximately $101,000 for the six months ended June 30, 2011 compared to a net loss of approximately $592,000 for the six months ended June 30, 2010. The profitability in the 2011 quarter and the reduced loss in the 2011 period are primarily due to rate increases for fully-insured groups negotiated at renewal in the latter part of 2010 and the first half of 2011 and lower healthcare services expense on a per member per month basis for our fully-insured segment primarily due to the introduction of a 10% provider withhold on the in-network portion of dental PPO product effective April 1, 2011.

•

To date in 2011, our dental and vision product membership decreased by approximately 1,100 members to approximately 287,000 members at June 30, 2011. This membership decrease from December 31, 2010 is due to a decrease in fully-insured dental membership of approximately 7,100 members, offset by an increase in self-insured membership of approximately 3,400 members and an increase in corporate, all other membership of approximately 2,600 members. The decrease in fully-insured membership is primarily due to a few employer groups that were acquired and transitioned to their new parent company benefits and fully-insured dental HMO groups that did not renew with the Company or reduced their employee counts in the first six months of 2011.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 85.3% in the six months ended June 30, 2010 to 83.4% in the six months ended June 30, 2011. This loss ratio decrease is due to premium rate increases negotiated with fully-insured employer groups at renewal and a decrease in fully-insured dental healthcare services expense on a per member per month basis in the six months of 2011 compared to the first six months of 2010. The fully-insured dental segment represents approximately 68.6% of our total dental business.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended June 30, 2011, or the 2011 quarter and the three months ended June 30, 2010, or the 2010 quarter, the six months ended June 30, 2011 or the 2011 period, and the six months ended June 30, 2010, or the 2010 period.

The following table presents membership and financial data for our three reportable segments (dollar amounts in thousands):

	As of June 30, 2011	As of June 30, 2010	Change
Membership:
Fully-insured dental	182,200	189,600	(3.9%)
Self-insured dental	82,100	78,400	4.7%
Corporate, all other	22,500	20,700	8.7%

Total membership	286,800	288,700	(0.7%)

	Three months ended June 30, 2011	Three months ended June 30, 2010	Change
Premium revenue:
Fully-insured dental	$12,884	$12,973	(0.7%)
Self-insured dental	5,627	5,666	(0.7%)
Corporate, all other	122	122	0.0%

Total premium revenue	18,633	18,761	(0.7%)

Investment income	27	33	(18.2%)

Other income	15	16	(6.3%)

Total revenue	18,675	18,810	(0.7%)

Healthcare services expense:
Fully-insured dental	10,355	11,362	(8.9%)
Self-insured dental	4,829	4,882	(1.1%)
Corporate, all other			0.0%

Total healthcare service expense	15,184	16,244	(6.5%)

Insurance expense	3,264	3,315	(1.5%)

Income tax expense (benefit)	83	(269)	(130.9%)

Net Income (Loss)	$144	$(480)	130.0%

	Six months ended June 30, 2011	Six months ended June 30, 2010	Change
Premium revenue:
Fully-insured dental	$25,803	$25,681	0.5%
Self-insured dental	11,577	11,526	0.4%
Corporate, all other	244	237	3.0%

Total premium revenue	37,624	37,444	0.5%

Investment income	54	56	(3.6%)

Other income	30	33	(9.1%)

Total revenue	37,708	37,533	0.5%

Healthcare services expense:
Fully-insured dental	21,427	22,006	(2.6%)
Self-insured dental	9,947	9,927	0.2%
Corporate, all other			0.0%

Total healthcare service expense	31,374	31,933	(1.8%)

Insurance expense	6,493	6,524	(0.5%)

Income tax benefit	(58)	(332)	(82.5%)

Net Loss	$(101)	$(592)	82.9%

Summary

On a fully diluted basis, earnings per Redeemable Common Share were $16.04 in the 2011 quarter compared to loss per Redeemable Common Share of $56.50 in the 2010 quarter. Loss per Redeemable Common Share was $12.72 in the 2011 period compared to loss per Redeemable Common Share of $69.60 in the 2010 period. The decrease in the net loss for the 2011 period was primarily due to an increase in total revenue less healthcare services expense of approximately $734,000. Fully-insured premium on a per member per month basis (“PMPM”) increased by 2.5%, from $22.85 PMPM in the 2010 period to $23.43 PMPM in the 2011 period, while fully-insured healthcare services expense on a PMPM basis decreased by 0.7%, from $19.58 PMPM in the 2010 period to $19.45 in the 2011 period. Fully-insured healthcare services expense decreased by $579,000 in the 2011 period from the 2010 period. The lower level of dental healthcare services expense on a per member per month basis for our fully-insured products resulted in a decrease in healthcare services expense of $137,000, and decrease in healthcare services expense of $442,000 was due to a decrease in membership volume in the 2011 period compared to the 2010 period. Self-insured healthcare services expense increased by $20,000 in the 2011 period from the 2010 period. An increase in self-insured membership volume resulted in an increase of $395,000 in the 2011 period that was offset by a decrease in self-insured healthcare services expense of approximately $375,000 due to a 3.7% decrease in self-insured claims on a PMPM basis. Insurance expense decreased by $31,000 in the 2011 period compared to the 2010 period. This insurance expense decrease is primarily attributable to lower salaries and wages and lower promotional event, printing and postage expense, offset by higher employee benefits expenses and advertising expense in the 2011 period compared to the 2010 period.

Membership

Our fully-insured dental membership decreased by approximately 7,400 members as of June 30, 2011 from June 30, 2010. This membership decrease is primarily attributable to a decrease of approximately 5,800 fully-insured dental HMO members and a decrease of approximately 1,900 fully-insured dental PPO members, and an increase of approximately 300 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The decrease in fully-insured dental HMO membership of 5,800 members is the result of the loss of approximately 10,700 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups, offset by new sales in the Cincinnati and Northern Kentucky markets of approximately 4,900 members. A significant portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans. The changes in fully-insured dental PPO membership and fully-insured dental indemnity membership are the result of new sales net of membership losses due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 3,700 members as of June 30, 2011 from June 30, 2010. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 1,800 members as of June 30, 2011 from June 30, 2010. The increase is primarily due to an increase of approximately 3,500 members in our vision plan, offset by a decrease of approximately 1,500 dental PPO members that shifted into the fully-insured segment with the commencement of the Company’s reinsurance agreement with a third party insurance carrier effective July 1, 2010 and a decrease of approximately 200 dental PPO members related to employer groups that did not renew their dental benefit contracts.

Revenue

Fully-insured dental premium revenue for the 2011 quarter decreased by approximately $90,000 compared to the 2010 quarter. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $307,000 in fully-insured dental premium revenue. A decrease in fully-insured membership in the 2010 quarter resulted in a decrease in fully-insured dental premiums of approximately $397,000. This decrease is primarily due to the decrease in fully-insured dental HMO membership that has slightly higher premium rates than the fully-insured dental PPO product.

Fully-insured dental premium revenue for the 2011 period increased by approximately $122,000 compared to the 2010 period. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $638,000 in fully-insured dental premium revenue. A decrease in fully-insured membership in the 2010 period resulted in a decrease in fully-insured dental premiums of approximately $515,000. This decrease is primarily due to the decrease in fully-insured dental HMO membership that has slightly higher premium rates than the fully-insured dental PPO product.

Total self-insured dental revenue for the 2011 quarter decreased approximately $39,000 compared to the 2010 quarter. Self-insured dental revenue increased by $237,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $276,000 due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization.

Total self-insured dental revenue for the 2011 period increased approximately $51,000 compared to the 2010 period. Self-insured dental revenue increased by $459,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $408,000 due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization. Approximately $147,000 of this decrease was the result of run-out claims in the 2010 period for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in the 2011 period.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2011 quarter decreased approximately $57,000, or 1.1%, to approximately $5,322,000 in the 2011 quarter from approximately $5,379,000 in the 2010 quarter. Self-insured claim revenue increased by approximately $225,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $282,000 primarily due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization.

Self-insured claim revenue for the 2011 period increased approximately $21,000, or 0.2%, to approximately $10,969,000 in the 2011 period from approximately $10,948,000 in the 2010 period. Self-insured claim revenue increased by approximately $436,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $415,000 primarily due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization. Approximately $147,000 of this decrease was the result of run-out claims in the 2010 period for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in the 2011 period.

Self-Insured ASO Fees - Self-insured ASO fees for the 2011 quarter increased approximately $19,000, or 6.6%, to approximately $305,000 in the 2011 quarter from approximately $286,000 in the 2010 quarter. Approximately $12,000 of this increase is attributable to the new self-insured product sales, and approximately $7,000 of this increase was due to a small increase in average self-insured ASO fee rates.

Self-insured ASO fees for the 2011 period increased approximately $31,000, or 5.3%, to approximately $608,000 in the 2011 period from approximately $577,000 in the 2010 period. Approximately $23,000 of this increase is attributable to the new self-insured product sales, and approximately $8,000 of this increase was due to a small increase in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue was approximately $122,000 in both the 2011 quarter and the 2010 quarter. Corporate, all other revenue increased due to the new sales of the vision product discussed above, offset by a revenue decrease related to the shift of approximately 1,500 fully-insured dental PPO members from the corporate, all other segment to the fully-insured segment when the Company assumed the risk on this membership through a reinsurance agreement with a third-party insurance carrier that became effective July 1, 2010. In aggregate, corporate, all other premium revenue increased by approximately $7,000 in the 2011 period compared to the 2010 period. This revenue increase was primarily due to the new sales of the vision product discussed above, offset by a revenue decrease related to the shift of approximately 1,500 fully-insured dental PPO members from the corporate, all other segment to the fully-insured segment when the Company assumed the risk on this membership through a reinsurance agreement with a third-party insurance carrier that became effective July 1, 2010.

Investment Income

Investment income for the 2011 quarter decreased approximately $6,000 compared to the 2010 quarter. This decrease is primarily attributable to a decrease in the amount of funds invested in the 2011 quarter compared to the 2010 quarter. Investment income for the 2011 period decreased approximately $3,000 compared to the 2010 period. This decrease is primarily attributable to a decrease in the amount of funds invested in the 2011 period compared to the 2010 period, offset by a higher level of investment in investment grade corporate bonds in the 2011 period than in the 2010 period.

Healthcare Services Expense

Fully-insured dental healthcare services expense for the 2011 quarter decreased approximately $1,006,000 compared to the 2010 quarter. A decrease in fully-insured dental healthcare services expense on a per member per month basis that is in part attributable to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product resulted in a decrease in fully-insured dental healthcare services expense of approximately $659,000. A decrease in fully-insured membership in the 2011 quarter compared to the 2010 quarter resulted in a decrease in fully-insured dental healthcare services expense of approximately $347,000.

Fully-insured dental healthcare services expense for the 2011 period decreased approximately $579,000 compared to the 2010 period. A decrease in fully-insured dental healthcare services expense on a per member per month basis that is in part attributable to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product resulted in a decrease in fully-insured dental healthcare services expense of approximately $137,000. A decrease in fully-insured membership in the 2011 period compared to the 2010 period resulted in a decrease in fully-insured dental healthcare services expense of approximately $441,000. The fully-insured segment represents approximately 68.6% of our total dental business.

Self-insured dental healthcare services expense for the 2011 quarter decreased approximately $53,000 compared to the 2010 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $204,000. Offsetting this increase was a decrease of approximately $258,000 primarily due to a decrease in the self-insured healthcare services expense on a per member per month basis as a result of lower dental service utilization.

Self-insured dental healthcare services expense for the 2011 period increased approximately $20,000 compared to the 2010 period. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $395,000. Offsetting this increase was a decrease of approximately $375,000 primarily due to a decrease in the self-insured healthcare services expense on a per member per month basis as a result of lower dental service utilization. Approximately $147,000 of this decrease is attributable to run-out claims in the 2010 period for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in the 2011 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2011 quarter decreased approximately $51,000 compared to the 2010 quarter. Consolidated insurance expense for the 2011 period decreased approximately $31,000 compared to the 2010 period. The lower consolidated insurance expense for both the 2011 quarter and the 2011 period was primarily due to lower salaries and wages and lower promotional event, printing and postage expense, offset by higher employee benefits expenses and advertising expense. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.5% for the 2011 quarter compared to 17.6% for the 2010 quarter. The insurance expense ratio was 17.2% for the 2011 period compared to 17.4% for the 2010 period.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. Our income tax expense for the three months ended June 30, 2011 was approximately $83,000 with an effective tax rate of 36.4%. Our income tax benefit for the three months ended June 30, 2010 was approximately $270,000 with an effective tax rate of approximately 36.0%. Our income tax benefit for the six months ended June 30, 2011 was approximately $58,000 with an effective tax rate of 36.4%. Our income tax benefit for the six months ended June 30, 2010 was approximately $332,000 with an effective tax rate of approximately 36.0%. Tax years subsequent to 2007 remain open to examination by the Internal Revenue Service (“IRS”), and 2006 remains open to other state and local tax authorities. As of June 30, 2010, we are under an examination with the IRS for our 2009 U.S. federal income tax return. We have no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, taxes, purchases of investment securities, capital expenditures, and payments on borrowings. Cash decreased approximately $784,000, or 12.9%, during the 2011 period to approximately $5,277,000 as of June 30, 2011 from approximately $6,061,000 as of December 31, 2010. The change in cash for the 2011 and 2010 periods is summarized as follows (in thousands):

	Six months ended June 30, 2011	Six months ended June 30, 2010
Net cash used in operating activities	$(361)	$(605)
Net cash used in investing activities	(193)	(1,912)
Net cash used in financing activities	(230)	(100)

Decrease in cash and cash equivalents	$(784)	$(2,617)

Cash Flows from Operating Activities

In the 2011 period, approximately $361,000 was used in operating activities. We had a net loss of approximately $101,000. Non-cash depreciation and amortization expense was approximately $138,000 in the 2011 period compared to approximately $263,000 in the 2010 period. In addition, no cash was paid related to income taxes in the 2011 period or the 2010 period.

In the 2011 period, our claims payable liability decreased by approximately $60,000 to approximately $2,716,000 at June 30, 2011 from approximately $2,776,000 at December 31, 2010. This decrease is primarily the result of a decrease in the number of fully-insured dental members. The increase in our unearned premium revenue liability of approximately $3.0 million, to approximately $32.5 million at June 30, 2011 from approximately $29.5 million at December 31, 2010 and the increase in unbilled accounts receivable of approximately $2.9 million to approximately $31.0 million at June 30,

2011 from $28.1 million at December 31, 2010 are primarily attributable to the renewal of a large portion of our fully-insured dental HMO, PPO and indemnity employer groups on January 1, 2011 that are non-cancelable by DCP. Deferred acquisition costs increased by approximately $221,000 in the 2011 period primarily due to the contract renewals discussed above. Other payables and accruals expenses decreased by approximately $268,000 primarily due to the payment of our annual premium tax payment in the 2011 quarter. Other assets decreased by approximately $22,000 primarily due to a decrease in deferred compensation investments of approximately $6,500 and a net decrease in other assets of approximately $15,000, offset by an increase in the federal income tax receivable of approximately $58,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not significant and are consistent with the 2010 period.

Cash Flows from Investing Activities

In the 2011 period, we invested approximately $76,000 in building improvements, furniture and fixtures and computer equipment. During the 2011 period, we made purchases totaling approximately $1,901,000 of investment grade corporate bonds, certificates of deposit and an institutional money market fund in order to improve investment income. Also during the 2011 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $1,784,000.

Cash Flows from Financing Activities

In the 2011 period, we made the scheduled principal payments of approximately $60,000 related to our office building mortgage and scheduled payments of approximately $52,000 related to our capital lease. During the 2011 period, we repurchased Redeemable Common Shares with a value of approximately $101,000 and issued no Redeemable Common or Preferred Shares. We also paid dividends to holders of our Redeemable Provider Preferred and Institutional Preferred Shares of approximately $16,577 in the 2011 period.

Provider Withhold Funds

In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and the dental PPO are generally subject to a 10% withhold by us. The 10% withhold related to the dental PPO product was effective April 1, 2011. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes that any amounts withheld shall be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid by the Board. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In the 2011 and 2010 period, we paid no withhold return to participating providers because a withhold return was not authorized by the Board of Directors.

Contractual Obligations, other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2010 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in the 2011 period.

Financial Condition

Our consolidated cash and short-term investments were approximately $5.7 million as of June 30, 2011 and approximately $7.0 million as of December 31, 2010. Based on total expenses for the six months ended June 30, 2011, we estimate that we had approximately 27 days of cash and short-term investments on hand at June 30, 2011. In addition, the Company has access to approximately $803,000 of fixed maturity certificates of deposits that are classified as available-for-sale investments.

Our cash and short-term investments totaled approximately $5.7 million at June 30, 2011 due to the decrease in cash of approximately $784,000 during the 2011 period and the decrease in short-term investments of approximately $511,000 during the 2011 period. The decrease in cash was primarily due to the net loss of approximately $101,000 for the period along with approximately $423,000 in cash used in investing and financing activities. The decrease in short-term investments was primarily due to the increase in longer term fixed maturities investments of $594,000 in the 2011 period. We expect to generate positive cash flow from operations during the balance of 2011.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2011 and December 31, 2010, respectively. We did not have any interest expense for the line of credit in the 2011 period or the 2010 period. As of June 30, 2011 and December 31, 2010, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2012.

In August 2010, we renewed a second working capital line of credit for $915,000, which was amended to $960,000 in the first quarter of 2011. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2011 and December 31, 2010, respectively. The Company did not have any interest expense for the line of credit in the 2011 period or the 2010 period. At June 30, 2011 and December 31, 2010, there was no amount outstanding on this line of credit. The $960,000 working line of credit expires in August 2012. In addition, we obtained an irrevocable letter of credit for $85,000, which was amended to $40,000 in the first quarter of 2011, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit will also have an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2011. At June 30, 2011 and December 2010, there was no amount outstanding on the irrevocable letter of credit obligation.

On December 30, 2010, we renewed our revolving note with a commercial bank in the amount of $700,000 collateralized by a second mortgage on our office building. As of June 30, 2011, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2011, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, or 1.94% at June 30, 2011. As of June 30, 2011, we expect to renew the revolving note in December 2011.

We believe our premium revenues, cash, short-term investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our operating leases and other commitments, including future payment of key employee and director deferred compensation obligations. In the long-term, we will continue to be obligated to make payments related to our other contractual obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and Redeemable Provider Preferred Shares of our provider shareholders who die, become permanently disabled or retire. We will also be obligated in certain circumstances to repurchase the Redeemable Institutional Preferred Shares upon redemption request. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, Redeemable Provider Preferred Shares and Redeemable Institutional Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

Our largest subsidiary, DCP, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. There were no dividends declared or paid in the 2011 or 2010 period.

A.M. Best Company assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B- (Fair) rating was affirmed in April 2010 and May 2011. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and a money market fund, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of June 30, 2011, we had approximately $2,126,000 or 77% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $646,000 with a Standard & Poor’s rating of BBB+ or better. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 5.25% at June 30, 2011. The weighted average maturity of our investment grade corporate bonds was 2.21 years at June 30, 2011.

Critical Accounting Policies

Claims Payable Liability

We estimate liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates. Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the condensed consolidated statements of operations for the period in which the differences are identified. The amounts have not been material.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2011 period for the claims trend factor used to estimate incurred claims for June 30, 2011 are consistent with the higher dental services utilization we experienced in 2009, 2010 and first two quarters of 2011 and our expectation that this higher level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of June 30, 2011 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase		Estimated claims payable liability as of	(Decrease) Increase		Estimated claims payable liability as of
In Factor		6/30/2011	In Factor		6/30/2011
(0.5)%		2,975,845	(5)%		2,516,412
0%	(estimate used)	2,716,746	0%	(estimate used)	2,716,746
0.5%		2,575,177	5%		2,917,080

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

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

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2010, our quarterly healthcare services expense was slightly below average in the first quarter, above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. In 2011, our first quarter healthcare services expense was higher than the first quarter of 2010. This increase was primarily due to the higher level of fully-insured dental healthcare services expense on a per member per month basis. Our healthcare services expense for the second quarter of 2011 was lower than the second quarter of 2010 primarily due to the introduction of a provider withhold to the dental PPO product effective April 1, 2011. In general, claims are high in the first quarter because almost all of our employer-sponsored benefits reset on January 1. The third quarter claim level generally higher than average is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense
	2011		2010
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,190	$20.31	$15,542	$19.58
Second Quarter	15,184	19.11	16,239	20.25
Third Quarter			16,751	20.81
Fourth Quarter			14,610	18.19

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

At June 30, 2011 and December 31, 2010, respectively, our investment portfolio consisted of approximately $46,000 and $556,000 of an institutional money market fund. Our portfolio also included approximately $2,772,000 and $2,360,000 of investment grade corporate bonds and approximately $1,205,000 and $1,010,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2011 and December 31, 2010, respectively. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $72,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $46,000 increase in fair value. The investment grade corporate bonds with an amortized cost of $2,715,000 and $2,316,000 at June 30, 2011 and December 31, 2010, respectively, are all classified as held to maturity. The certificates of deposit with a cost of $1,200,000 at June 30, 2011 and $1,000,000 at December 31, 2010 are all classified as available-for-sale.

At June 30, 2011 and December 31, 2010, we had a mortgage note with a bank with an outstanding principal balance of $840,000 and $900,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June of 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At June 30, 2011 and December 31, 2010, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 66 Class B Redeemable Common Shares during the three months ended June 30, 2011 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2011	3	(a)	33	(a)	$604.06	0	N/A
May 1 – May 31, 2011	2	(a)	22	(a)	$599.40	0	N/A
June 1 – June 30, 2011	1	(a)	11	(a)	$609.45	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of DCP Holding Company and Subsidiaries for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Redeemable Shares and Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

August 15, 2011	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 15, 2011	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the quarterly report on Form 10-Q of DCP Holding Company and Subsidiaries for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Redeemable Shares and Shareholder’s Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.