Form 10-K
period 2011-12-31
DCP Holding CO
filed 2012-03-19
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2011

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

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting Company    ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2011, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $4.9 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2011, the number of Class A and Class B Redeemable Common Shares outstanding was 600 and 7,378, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 2, 2012 was 594 and 7,829, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2012, into Part III, Items 10, 11, 12, 13 and 14

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2011, we had approximately 268,600 members in our dental benefits plans and approximately 22,100 members in our vision benefit plans. We market our products through a network of independent brokers.

We have 2,518 dentists participating in our dental HMO network and 2,763 dentists participating in our dental PPO network. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in our operating territories and approximately 37,200 additional dentists throughout the United States.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by 596 dentists who participate in our Dental Care Plus plans.

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

Managed Dental Benefits Market

The following table shows the estimated 2010 and 2009 dental enrollment statistics for the United States:

	Estimated 2010 Enrollment	% of Total	Estimated 2009 Enrollment	% of Total	% Change 2009 to 2010
Dental HMO	11,875,554	8.3%	10,762,619	7.6%	10.3%
Dental PPO	105,479,072	73.6%	97,076,621	68.7%	8.7%
Dental Indemnity	15,430,624	10.8%	18,816,608	13.3%	-18.0%
Discount Dental	8,958,075	6.3%	13,306,070	9.4%	-32.7%
Direct Reimbursement	1,439,857	1.0%	1,439,742	1.0%	0.0%

Total Commercial Dental	143,183,182	100.0%	141,401,660	100.0%	1.3%
Publicly Funded	32,443,586		25,052,804		29.5%

Estimated Total Dental	175,626,768		166,454,464		5.5%

Source:	NADP & Delta Dental Association Joint Dental Benefits Report, November 2011

According to the National Association of Dental Plans (“NADP”), in 2010 approximately 175.6 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 57% of the U.S. population. This enrollment level represents an increase of approximately 5.5% from the estimated 2009 enrollment level of 166.5 million persons. This enrollment increase is primarily due to a 29.5% increase in publicly funded dental enrollment in 2010 and in part due to a 1.3% increase in total commercial dental enrollment in 2010. The trend toward dental PPO products is continuing; dental PPO enrollment increased to 73.6% of total commercial enrollment in 2010 from 68.7% in 2009.

The following table shows the estimated 2010 and 2009 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we have group dental business:

	Ohio
	Estimated 2010 Enrollment	% of Total	Estimated 2009 Enrollment	% of Total	% Change 2009 to 2010
Dental HMO	146,878	3%	149,252	3%	-2%
Dental PPO	4,128,697	72%	3,303,330	66%	25%
Dental Indemnity	137,803	2%	303,306	6%	-55%
Discount Dental	98,809	1%	113,054	1%	-13%
Direct Reimbursement	33,552	1%	33,545	1%	0%
Publicly Funded	1,190,845	21%	1,134,154	23%	5%

Total Dental	5,736,584	100%	5,036,641	100%	14%

	Kentucky
	Estimated 2010 Enrollment	% of Total	Estimated 2009 Enrollment	% of Total	% Change 2009 to 2010
Dental HMO	46,238	3%	40,854	3%	13%
Dental PPO	1,299,326	76%	1,078,005	69%	21%
Dental Indemnity	129,805	8%	213,030	14%	-39%
Discount Dental	26,842	1%	30,712	2%	-13%
Direct Reimbursement	16,134	1%	16,134	1%	0%
Publicly Funded	191,031	11%	187,626	11%	2%

Total Dental	1,709,376	100%	1,566,361	100%	9%

Source:	NADP & Delta Dental Association Joint Dental Benefits Reports dated October 2010 and November 2011

According to the NADP, total dental HMO enrollment in Ohio decreased 2% in 2010 compared to 2009, whereas dental HMO enrollment in the United States increased by approximately 10.3%. Total dental PPO enrollment in Ohio increased by 25% in 2010 compared to 2009, which represents a much larger percentage increase than the national dental PPO increase of 8.7%. In Ohio, total dental indemnity enrollment decreased by 55%, a much more pronounced decrease than the national dental indemnity decrease of 18%. Total discount dental enrollment in Ohio decreased by 13%, whereas total discount dental enrollment in the United States decreased more, by 32.7%. Total direct reimbursement dental enrollment remained essentially constant in Ohio and nationally between 2009 and 2010. Publicly funded dental enrollment in Ohio increased only 5% in 2010 compared to 2009, a much less pronounced increase compared to the national publicly funded dental enrollment increase of 29.5%.

Total dental HMO enrollment in Kentucky increased 13% in 2010 compared to 2009, while dental HMO enrollment in the United States increased by approximately 10.3%. Total dental PPO enrollment in Kentucky increased by 21% in 2010 compared to 2009, which represents a much larger percentage increase than the national dental PPO increase of 8.7%. In Kentucky, total dental indemnity enrollment decreased by 39%, a more pronounced decrease than the national dental indemnity decrease of 18%. Total discount dental enrollment in Kentucky decreased by 13%, whereas total discount dental enrollment in the United States decreased more, by 32.7%. Total direct reimbursement dental enrollment remained essentially constant in Kentucky and nationally between 2009 and 2010. Publicly funded dental enrollment in Kentucky increased only 2% in 2010 compared to 2009, again a much less pronounced increase compared to the national publicly funded dental enrollment increase of 29.5%.

Our dental enrollment increased 3% in 2010 compared to 2009 and remained constant in 2011 compared to 2010.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2011	Membership	Premiums (000's)		ASO Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental	185,000	$52,084				$52,084	68.4%
Self-Insured Dental	82,900	22,442	(1)	$1,208	(2)	23,650	31.0%
Other Products	22,800	—		493		493	0.6%

Total	290,700	$74,526		$1,701		$76,227	100.00%

2010	Membership	Premiums (000's)		ASO Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental	189,300	$52,030				$52,030	68.9%
Self-Insured Dental	78,700	21,849	(1)	$1,173	(2)	23,022	30.5%
Other Products	19,900	—		463		463	0.6%

Total	287,900	$73,879		$1,636		$75,515	100.00%

2009	Membership	Premiums (000's)		ASO Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental	171,100	$45,355				$45,355	64.4%
Self-Insured Dental	87,600	23,451	(1)	$1,252	(2)	24,703	35.0%
Other Products	18,500	—		417		417	0.6%

Total	277,200	$68,806		$1,669		$70,475	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.

(2)

Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and to process and pay claims. ASO fees are recognized as revenue when they are earned.

Our products primarily consist of dental HMO, dental PPO and dental indemnity plans, with fully-insured products constituting 68.4% of our total revenues for 2011. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth. Our objective is to offer our dental HMO products in all markets we serve, in both fully-insured and self-insured forms. Similar to our competitors’ dental PPO products, our dental HMO products provide members with access to a broad provider network.

We currently market our dental products to employers in Ohio and Kentucky. In general, our other, non-HMO products are offered in all counties in Ohio, Kentucky and Indiana. We have not, however, offered our PPO product in the eight county area Dental Care Plus has been serving since 1986. This area, which we refer to as our original eight county service area, includes Butler, Clermont, Hamilton and Warren counties in Ohio, and Boone, Campbell, Kenton and Pendleton counties in Kentucky. Our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

Individuals become subscribers of our dental plans through their employers. Qualified family members of these subscribers become members through such individuals. Employers may pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Fully-Insured Dental

Our fully-insured dental products segment includes our Dental Care Plus dental HMO, our DentaSelect dental PPO and our DentaPremier dental indemnity products.

Dental Care Plus- Under our dental HMO, premiums are paid to Dental Care Plus by the employer, and members receive access to our dentist network in their region. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO, however it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. For the year ended December 31, 2011, fully-insured dental HMO premiums totaled approximately $41.0 million, or 55.0% of our total premiums and ASO fees.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten by Dental Care Plus and has been administered by Dental Care Plus and by an independent third party administrator (“TPA”). DentaSelect members have access to our proprietary dentist network and the national dentist network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments, annual deductibles and balance billings. Employers and their participating employees typically share the cost of premiums in various contribution proportions. For the year ended December 31, 2011, fully-insured dental PPO premiums totaled approximately $9.6 million, or 12.5% of our total premiums and ASO fees.

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Members are responsible for paying standard deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2011, approximately 88% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2011, fully-insured dental indemnity premiums totaled approximately $1.5 million, or 1.9% of our total premiums and ASO fees. Approximately 12% of our dental indemnity members are still underwritten by a third-party insurance carrier.

Self-insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO products and dental indemnity, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO product, employers pay claims from non-network dentists based on a maximum allowed fee schedule. The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. This product is offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2011, self-insured revenue totaled approximately $23.7 million, or 31.0% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers collectively aggregated $493,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2011.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2009, our quarterly healthcare services expense was above average in the first quarter, slightly above average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. In 2010, our quarterly healthcare services expense was slightly below average in the first quarter, significantly higher than average in the second and third quarters and lowest in the fourth quarter. In 2011, our quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	Healthcare Service Expense
	2011		2010		2009
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM
First Quarter	16,190	20.31	15,542	19.58	14,326	19.43
Second Quarter	15,184	19.11	16,239	20.25	14,437	19.54
Third Quarter	15,999	19.98	16,751	20.81	15,557	20.69
Fourth Quarter	14,978	18.65	14,610	18.19	13,985	17.77

Calendar Year	62,351	19.51	63,142	19.66	58,305	19.35

Claims are generally higher in the first quarter because almost all of our employer-sponsored benefits reset on January 1. The third quarter claim level is generally higher primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is typically lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year.

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

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a fully-insured retention rate of approximately 94.2% in 2011, compared to retention rates of 92.9% and 91.7% in 2010 and 2009, respectively.

Group Billing and Collection- We dedicate significant resources to achieving prompt and accurate billing for premiums, reimbursement for self-insured claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service- We provide customer service to employer group administrators, members, and dentists. Customer service representatives respond promptly to employer, member and provider staff inquiries regarding member identification cards, benefit determinations, eligibility, benefit verification and claims payments. We strive to answer questions in one phone call. We monitor key customer service statistics in order to maintain positive customer relationships with all constituencies.

Information Technology- Our dental plan administration system allows us to easily adapt to benefit changes sought by employer groups. Our system also allows for increased efficiencies and costs savings in the functional areas of group marketing, enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, group billing, payment and automated cash application. With this system, we have experienced an increase in the percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, security, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

Dentist Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain dental networks comprised of dentists who have contracted with our subsidiaries. As of December 31, 2011, we had provider contracts with 2,518 dentists operating out of 4,559 dentist office locations in our dental HMO network. Of these participating dentist office locations, there are 2,648 in Ohio, 1,304 in Kentucky, 372 in Indiana, and 235 in other states. Of the 2,518 participating dentists, 596 are shareholders who each own one Class A voting redeemable common share. As of December 31, 2011, we had provider contracts with 2,763 dentists operating out of 5,300 dentist office locations in our dental PPO network. Of these participating dentist office locations, there are 3,309 in Ohio, 1,316 in Kentucky, 394 in Indiana, and 281 in other states. We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific dentists to which their employees desire access.

Before a dentist can become a participating provider, we engage in extensive due diligence on the dentist’s professional licenses, training and experience, and malpractice history. The dentist must also be recommended by our Clinical Affairs Committee consisting of experienced dentists who represent various dental specialties and some of who are also members of our Board of Directors (the “Board”).

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

Participating dentists are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on a maximum allowable fee schedule we have developed or the actual fee charged by the dentist, whichever is less. In the case of our dental HMO and dental PPO, reimbursements to our directly contracted network dentists are subject to a percentage withhold of the amount payable to the dentist. At the end of each fiscal year, our Board evaluates the performance of our dental HMO and dental PPO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance (the “Department”), factors impacting our financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines the amount of the withhold to be returned to dentists, if any. If we have met our capital and surplus requirements as prescribed by the Ohio

Department of Insurance (see “State Regulations” and “Federal Regulations” below) and have the necessary funding to support our strategic objectives, the Board may authorize a provider withhold payment, although there is no requirement to authorize such withhold return.

Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists operating out of dentist office locations in operating territories and approximately 37,200 additional dentists throughout the United States.

Employees

At December 31, 2011 we had 59 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Sales and Account Management

Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products.

Utilization Control and Quality Assurance Policies

Utilization control and quality assurance policies are essential to our success. Our benefits structure limits the frequency of various procedures in order to control utilization of dental care by members of our fully-insured and self-insured dental plans.

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

Our Board appoints a committee of dentists to determine that the utilization review program is being adhered to and updated as appropriate. The Clinical Affairs Committee is charged with reviewing service patterns of providers and requests for pretreatment estimates that do not clearly meet Company standards.

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

Credentialing

We have a dedicated provider relations department that communicates with network dentists and performs credentialing and re-credentialing of each participating dentist. The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state dental board or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board for consideration and appropriate action.

The national dental network management company with which we entered into a network leasing agreement in June 2011 performs credentialing and re-credentialing of each of their participating dentists according to accepted industry standards.

Risk Management

We assess risks that may affect the Company’s financial results, operational capability, delivery of service and products to employer groups and plan members, and other significant risks. We evaluate industry trends, information technology changes and our operating efficiencies and results. We perform ongoing risk assessments and implement various measures to manage and mitigate identified risks. The Board has delegated responsibility for risk oversight to the Audit Committee. Periodically, the Audit Committee reviews the Company’s risk assessment and discusses with Company management, significant financial and non-financial risks (See Item 1A-Risk Factors) and the steps management has taken to monitor and mitigate such risks.

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

In 2011, our dental membership in Southwestern Ohio increased from approximately 200,400 members as of December 31, 2010 to approximately 202,200 members as of December 31, 2011. Dental membership in Northern Kentucky decreased from approximately 21,800 members at December 31, 2010 to approximately 20,500 at December 31, 2011. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2011, we had over 1,000 dentists in our provider networks which represent over 95% of the licensed dentists in Southwestern Ohio and Northern Kentucky.

We have approximately 28,700 total members in the Dayton and Springfield, Ohio market. We have developed provider networks in Dayton, Ohio that includes approximately 84% of the licensed dentists in the area. As of December 31, 2011, we had approximately 20,400 dental PPO members and approximately 8,300 dental HMO and indemnity members in the Dayton and Springfield market. As of December 31, 2010, we had approximately 20,600 dental PPO members and approximately 8,200 dental HMO and indemnity members in the Dayton and Springfield market.

As of December 31, 2011, we have approximately 600 dentists in our provider networks which represent approximately 48% of the licensed dentists in Central Kentucky. As of December 31, 2011, we had approximately 800 dental HMO members and approximately 15,200 dental PPO members in our Central Kentucky market whereas, as of December 31, 2010, we had approximately 1,900 dental HMO members and approximately 16,200 dental PPO members in our Central Kentucky market. This decrease is primarily the result of not renewing certain unprofitable groups in 2011. However, we continue building insurance broker relationships in Central Kentucky and have been quoting on new employer groups in this market.

Customers

During 2011, approximately 10% of our total revenue was generated by four fully-insured employer groups. Also during 2011, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our customers signs a standard form contract, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form contracts for fully-insured customers – one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form contracts are for one year terms and automatically renew for additional one-year terms. Certain contracts extend for a two-year term. The employer group customers may terminate our fully-insured customer contracts by giving 30-days’ prior written notice, yet the fully-insured customer contracts are non-cancelable by the Company during the one-year or two-year contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving 60-days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each one year term, and may only be increased at renewal.

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

DCP Holding Company is a licensed third party administrator (“TPA”) in Ohio, Kentucky and Indiana. Insurance Associates Plus is licensed in Ohio, Kentucky, and Indiana as an insurance agency. As such, it is required to have at least one insurance agent licensed in each of those states. If Insurance Associates Plus fails to meet this requirement in Ohio, Kentucky, or Indiana, its license could be revoked by the state. Adenta is licensed as a life and health insurance agency in Kentucky and Indiana.

NAIC Accounting Principles- In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification” or “SAP”) that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. SAP differs in some respects from accounting principles generally accepted in the United States (“GAAP”). For public reporting, we prepare consolidated financial statements in accordance with GAAP. However, certain data must also be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. For example, select significant differences for the Company are:

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

•

For GAAP, capital leases are recorded on the balance sheet as property and equipment with a corresponding capital lease obligation. Subsequently, depreciation expense and interest expense are recorded in current operations. SAP requires that all leases are classified as operating leases and expensed over the lease term. Accordingly, all capital lease agreements, for GAAP purposes, are recorded and expensed as an operating lease, for SAP purposes.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2011 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Government Regulations

Our management proactively monitors compliance with governmental laws and regulations affecting our Company. We are unable to predict how existing federal or state laws and regulations may be changed, what additional laws or regulations affecting our business may be enacted or proposed, when and which of the proposed laws will be adopted or the effect of any such new laws and regulations will have on our results of operations, financial position, or cash flows. For a description of material current activities in the federal and state legislative areas, see the “Item 1A – Risk Factors” in this report.

Executive Officers and Key Employees

Each of our executive officers is appointed to serve a one-year term. Anthony A. Cook is the only executive officer that has an employment agreement with the Company.

The name and age of each of the present officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 61, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer since February 2001 of Dental Care Plus and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., CPA, MBA, 52, Vice President—Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Laura S. Hemmer, MBA, 48, Chief Information and Technology Officer, joined the Dental Care Plus Group in 2002. With over 20 years in Information Technology roles and management, Ms. Hemmer has worked in non-profits, large manufacturing, consulting and service-oriented companies. Prior to joining Dental Care Plus, Ms. Hemmer, worked as a Senior Consultant for PCMS-Datafit and led Information Technology integration projects for a global manufacturing company. As director of Information Technology at Lanvision (now Streamline Health), she led all IT and logistical functions within the company. Prior to these positions, Ms. Hemmer worked as a Senior Systems Administrator for Marion Merrell Dow. She is active in the Chief Information Officer community in Cincinnati and Dayton and holds memberships in national CIO circles.

Jodi M. Fronczek, 40, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the company since February 2010. Prior to that she was Director of Group Benefits and Product Development (2006—2010), Director of Claims/Member Services (1997—2006), and Claims Manager (1991—1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associates degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

AVAILABLE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, and other filings with the Securities and Exchange Commission (“SEC”) are available on the SEC’s website (www.sec.gov). Copies of these documents will be available without charge to any shareholder upon request. Requests should be directed in writing to the Company at 100 Crowne Point Place, Sharonville, Ohio 45241. In addition, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, DC 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets.

We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, and service our debt obligations. Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, market events leading to credit constriction, and other unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income and on our shareholders’ equity. For example, a significant increase in the general level of interest rates could lead to falling bond values. For more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk.

Our business is highly concentrated in a limited geographic area and adverse economic conditions within the markets in which we do business could impair or reverse our growth trends and have a negative affect on our premium revenue and net income.

The operations of our subsidiaries have concentrated premium revenue in the Southwestern Ohio, Northern Kentucky and Central Kentucky markets, although our primary operations are in Southwestern Ohio. A prolonged regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental coverage on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

Our business is dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2011, approximately 10% of our total revenue was generated by four fully-insured employer groups and approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2011, approximately 56% of our business was generated by five independent brokers, one of which was responsible for generating approximately 25% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant loss of premium revenues.

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

In recent years, a number of fully-insured dental members shifted to our self-insured dental products. Additionally, a number of self-insured members shifted to our fully-insured dental products. If our customers continue to shift from a fully-insured dental product to a self-insured dental product, our dental gross margin may decrease. If our customers shift from a self-insured dental product to a fully-insured dental product, our capital and surplus requirements will increase. In both instances, we may incur significant transitioning costs.

The financial strength rating assigned to Dental Care Plus may be downgraded, which could result in a loss of employer groups and insurance brokers, which may, in turn, cause our premium revenue to decline.

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. Our B- (Fair) rating was annually affirmed in each year from 2006 through the most recent affirmation in 2011. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

We operate in a highly competitive environment. We compete for employer groups principally on the basis of the size, location and quality of our provider network, premium rates, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a dental plan. Many other organizations with which we compete have substantially greater financial, and other, resources than we do. For example, our competitors include Delta Dental of Ohio, which has an A.M. Best rating of A- (Excellent) and Delta Dental of Kentucky, which has an A.M. Best rating of NR-5 (Not Formally Followed). In addition, we compete with national insurance carriers such as Metropolitan Life and Guardian of America, which have A.M. Best ratings of A+ (Superior) and A++ (Superior), respectively. Given the higher ratings and financial strength of many of our competitors, we may encounter difficulty in increasing or maintaining our dental membership in the future.

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

ARRA—The American Recovery and Reinvestment Act of 2009 (“ARRA”) contained several changes to the privacy and security rules under HIPAA. These changes are contained in the Health Information Technology for Economic and Clinical Health Act (the “HITECH” Act) provisions of the ARRA, and apply to all entities subject to the HIPAA privacy rules, including group health plans sponsored by employers. First, the HITECH Act makes several provisions of the HIPAA privacy and security rules directly applicable to the business associates of a group health plan. In addition, the HITECH Act contains notification rules that apply when there is a breach of the privacy rules due to an improper disclosure of unsecured protected health information (“PHI”). Generally, if a covered entity such as a group health plan discovers that an improper disclosure of unsecured PHI has occurred, the covered entity must notify the affected individuals whose PHI was breached. Covered entities must also notify the Department of Health and Human Services (“HHS”) of breaches and, if a breach affects more than 500 residents of a state or jurisdiction, the covered entity must provide notice of the breach to a prominent media outlet serving the state or jurisdiction. In addition, a business associate must notify a covered entity when it discovers a breach of unsecured PHI. Failing to comply with the breach notification rules could result in significant civil penalties.

GLBA- The Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act,” or “GLBA”) contains privacy provisions and introduced new controls over the use of an individual’s nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA that became effective in July 2001 require a financial institution to provide written notice of its privacy practices to all of its customers. In addition, a financial institution is required to provide its customers with an opportunity to opt out of certain uses of their non-public personal information. Failing to comply with GLBA Regulations could result in significant civil penalties.

If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to address emerging security threats or detect and prevent privacy and security incidents, our business, reputation, financial position and cash flows could be materially and adversely affected.

Our business is heavily regulated by the states in which we do business, and our failure to comply with regulatory requirements could lead to a loss of our authority to do business in such states.

Our business is subject to substantial government regulation, principally under the insurance laws of Ohio, Kentucky and Indiana. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance department. With respect to our fully-insured dental products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million according to the regulations for the state of Ohio. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. Dental Care Plus operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the Ohio, Kentucky and Indiana insurance regulatory agencies, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in Ohio, Kentucky and Indiana, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus.

Due to the restrictions on the eligible owners of our common shares, we are limited in how we can raise capital to support the continued growth of our business.

At the present time, the only eligible owners of our Class A common shares and Class B common shares are network dentists, employees and members of the Board of Directors. We are able to offer non-voting preferred shares to institutional investors, but there are a limited number of institutional investors that will invest their capital with the Company without voting shares or some other means to have formal influence over the direction of the Company. Due to this limitation on raising new capital, the Company will need to retain its earnings and may not be able to continue its pattern of constant premium growth.

A decrease in the working capital and liquidity of our business may have an adverse affect on our ability to meet debt service requirements.

If the working capital of our business were to decrease significantly due to an increase in accounts receivable, the loss of a significant number of employer groups or a period of continuing operating losses, we may be forced to liquidate portfolio investments in order to meet debt service requirements resulting in a reduction of our investment income and could result in a material reduction in our capital and surplus balance. If the accounts receivable balances from certain employer groups are greater than 90 days past due, these accounts receivable become non-admitted assets for statutory accounting purposes, leading to a decrease in our capital and surplus balance. If our capital and surplus is lowered materially, the Ohio Department of Insurance may commence adverse regulatory action against us, ranging from requesting corrective action to assuming control of Dental Care Plus, and A.M. Best may consider lowering our financial strength rating.

Managing technology initiatives and meeting data security requirements are significant challenges.

We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. Threats to data security, including unauthorized access and cyber attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements.

While we take all reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate.

We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems may become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Redeemable Common Shares

There is no established public trading market for the Class A Redeemable Common Shares or Class B Redeemable Common Shares. In addition, there are significant restrictions contained in the Company’s Code of Regulations on the ability to transfer the Class A and Class B Redeemable Common Shares.

Holders

As of December 31, 2011, there were 596 holders of Class A Redeemable Common Shares and 619 holders of Class B Redeemable Common Shares.

Dividend Policy

Historically we have not declared or paid cash dividends relative to our Class A Redeemable Common Shares or our Class B Redeemable Common Shares. On March 14, 2012, our Board of Directors declared a $21.00 per share dividend for all Class A and Class B redeemable common shareholders of record on March 14, 2012, payable on March 21, 2012. With the dividend, the holders of restricted share units will receive and equivalent share based dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

None. See “Purchases of Equity Securities,” below.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of a Company redeemable common share was $702, $633, $636, $672, and $601 at December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

Purchases of Equity Securities

We repurchased and retired 1 Class A Redeemable Common Share and 18 Class B Redeemable Common Shares during the three months ended December 31, as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2011	1	(a)	11	(a)	$652.90	0	N/A
November 1—November 30, 2011	0		0		$699.99	0	N/A
December 1—December 31, 2011	0		7	(a)	$711.25	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

We exchanged 330 Provider Preferred Shares for 330 Class B Common Shares during the three months ended December 31, 2011 as follows:

Period	Total Provider Preferred Shares exchanged	Average price per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2011	85	$579.53	0	N/A
November 1—November 30, 2011	245	$636.35	0	N/A
December 1—December 31, 2011	0	N/A	0	N/A

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	(All amounts in thousands, except earnings per Redeemable Common Share.)
	2011	2010	2009	2008		2007
Premium revenue	$76,227	$75,515	$70,475	$66,207		$59,950
Investment income	111	115	99	223		269
Other income and realized gains, net	78	65	72	80		94
Net income (loss) on redeemable shares	552	12	(289)	615		604
Total assets	38,402	44,646	34,537	35,521	(1)	12,285
Mortgage loan payable and capital lease obligations	999	1,223	1,020	1,159		1,576
Redeemable provider preferred shares	—	185	196	—		—
Redeemable institutional preferred shares	345	326	—	—		—
Cash dividends declared, common	—	—	—	—		—
Basic earnings (loss) per redeemable common share	$61.82	$(3.74)	$(37.27)	$72.71		$72.88
Diluted earnings (loss) per redeemable common share	$61.77	$(3.74)	$(37.27)	$72.71		$72.50

(1)	Total assets increased to $35,521 in 2008 from $12,285 in 2007, which is the result of the amendment of fully-insured customer contracts to be non-cancelable by the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2011, we had approximately 290,700 members in our dental and vision benefit programs with approximately 2,518 dentists participating in our dental HMO provider network and approximately 2,763 dentists participating in our dental PPO provider network.

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

The results of our fully-insured and self-insured dental segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, interest expense or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets.

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

Profitability Strategy

Our strategy focuses on providing solutions for employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic areas. We expect our dental PPO product to be an important driver of growth in the years ahead.

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

We have experienced steady growth in membership and revenue in our dental products during the last five years. We attribute this growth to our broad provider networks, competitive premium rates for our fully-insured business and ASO fees for our self-insured business, and our commitment to providing outstanding customer service to all of our constituencies (employer groups, members, insurance brokers, and dentists). The DentaSelect dental PPO product has been instrumental to our new sales in our operating territories.

Historically, healthcare services expense has generally increased for both the fully-insured dental segment and the self-insured dental segment. We have and continue to review and adjust our provider fee schedules where appropriate. Insurance expenses increased significantly in 2009 in connection with our expansion into Dayton, Ohio and Central Kentucky. In 2010, insurance expenses were lower than 2009 as a result of a variety of expense reduction initiatives. In 2011, insurance expenses increased by approximately 5.3% compared to 2010. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for more closely managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings principally through technology improvements.

Highlights

•	We had a net income of approximately $552,000 for the year ended December 31, 2011 compared to a net income of approximately $12,000 for the year ended December 31, 2010. This increase in net income is primarily the result of an increase in premium revenue of approximately $712,000, to $76,227,000 in 2011 from $75,515,000 in 2010 and a decrease in healthcare services expense of approximately $791,000, to $62,351,000 in 2011 from $63,142,000 in 2010. This increase in gross margin of approximately $1,503,000 was offset by an increase in insurance expenses of $659,000, to $13,177,000 in 2011 from $12,518,000 in 2010. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 17.3% in 2011 from 16.6% in 2010.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by 1.8%, to 81.8% in 2011 from 83.6% in 2010. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2011 compared to 2010, improved underwriting practices and a decrease in fully-insured healthcare services expense on a per member per month basis as a result of implementing a provider withhold on the dental PPO product effective April 1, 2011. The fully-insured dental segment represents approximately 68.4% of our total dental business.

•

Our dental and vision products grew by approximately 2,800 members, or 1.0%, from 287,900 members at December 31, 2010 to 290,700 members at December 31, 2011. This membership increase from December 31, 2010 is due to an increase in self-insured dental membership of approximately 4,200 members and an increase in corporate, all other membership of approximately 2,900 members, offset by a decrease in fully-insured membership of approximately 4,300 members. The decrease in fully-insured membership is primarily due to fully-insured dental HMO groups and fully-insured dental PPO groups that did not renew with the Company in 2011. Many of these groups changed their dental benefits as a result of corporate consolidations.

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

Comparison of Results of Operations for 2011 and 2010

The following table shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010	Change
Membership:
Fully-insured dental	185,000	189,300	(2.3)%
Self-insured dental	82,900	78,700	5.3%
Corporate, all other	22,800	19,900	14.6%

Total membership	290,700	287,900	1.0%

Premium revenue:
Fully-insured dental	$52,084	$52,030	0.1%
Self-insured dental	23,650	23,022	2.7%
Corporate, all other	493	463	6.5%

Total premium revenue	76,227	75,515	0.9%

Investment income:
Corporate, All Other	111	115	(3.5)%

Other income:
Corporate, All Other	78	64	21.9%

Total revenue	76,416	75,694	1.0%

Healthcare services expense:
Fully-insured dental	42,006	43,316	(3.0)%
Self-insured dental	20,345	19,826	2.6%

Total healthcare services expense	62,351	63,142	(1.3)%

Insurance expense
Corporate, All Other	13,177	12,518	5.3%

Income tax expense
Corporate, All Other	336	22	*

*	Not meaningful

Summary

Basic income (loss) per redeemable common share was $61.82 and $(3.74) at December 31, 2011 and 2010, respectively. The increase in net income per redeemable common share primarily resulted from an increase in premium revenue of approximately $712,000, to $76,227,000 in 2011 from $75,515,000 in 2010 and a decrease in healthcare services expense of $791,000, to $62,351,000 in 2011 from $63,142,000 in 2010. This increase in gross margin of approximately $1,503,000 was offset by an increase in insurance expenses of $659,000 to $13,177,000 in 2011 from $12,518,000 in 2010. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 17.3% in 2011 from 16.6% in 2010.

Membership

Our fully-insured membership decreased approximately 4,300 in 2011. This membership decrease is primarily attributable to a decrease of approximately 2,900 fully-insured dental HMO members, a decrease of approximately 900 fully-insured dental PPO members, and a decrease of approximately 500 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP"). The decrease in fully-insured dental HMO membership of 2,900 members is due the loss of approximately 12,400 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups, offset by new sales in the

Cincinnati and Northern Kentucky markets of approximately 9,500 members during 2011. A significant portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans. The decrease in fully-insured dental PPO membership of 900 members is due the loss of approximately 5,100 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups, offset by new sales in the Dayton and Columbus, Ohio markets and the Central Kentucky market of approximately 4,200 members in 2011.

Our self-insured dental membership increased by approximately 4,200 members in 2011. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the Southwest Ohio and Northern Kentucky markets, as well as an increase in membership of existing employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 2,900 members in 2011. The increase is primarily due to an increase of approximately 3,400 members in our vision plan, offset by a decrease of approximately 500 dental indemnity members that shifted into the fully-insured segment at renewal.

Revenue

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Volume Change	Rate Change
Total Fully-Insured Premium	$52,084	$52,030	$54	$(1,396)	$1,450

Fully-insured dental premium increased approximately $54,000 in 2011 compared to 2010. Fully-insured dental premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $1,450,000 in fully-insured dental premium revenue. A decrease in fully-insured membership in 2011 resulted in a decrease in fully-insured dental premiums of approximately $1,396,000. This decrease is also due to the decrease in fully-insured dental HMO membership that has slightly higher premium rates than the fully-insured dental PPO product.

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Volume Change	Rate Change
Self-Insured Claim Revenue	$22,443	$21,850	$593	$1,024	$(431)
Self-Insured ASO Fees	1,207	1,172	$35	55	(20)

Total Self-Insured Revenue	$23,650	$23,022	$628	$1,079	$(451)

Total self-insured revenue increased approximately $628,000 in 2011 compared to 2010. Self-insured dental revenue increased by approximately $1,079,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $451,000 due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization. Approximately $147,000 of this decrease was the result of run-out claims in 2010 for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in 2011. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue increased approximately $593,000, or 2.7%, to $22,443,000 in 2011 from $21,850,000 in 2010. Self-insured claim revenue increased by approximately $1,024,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $431,000 primarily due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization.

Self-Insured ASO Fees—Self-insured ASO fees increased approximately $35,000, or 3.0%, to $1,208,000 in 2011 from $1,173,000 in 2010. Approximately $55,000 of this increase is attributable to the self-insured product sales. This increase was offset by a decrease of approximately $20,000 due to a small decrease in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, Corporate, all other premium revenue increased by approximately $30,000, or 6.5%, to $493,000 in 2011 from $463,000 in 2010.

Investment Income and Realized Gains (Losses) On Investments, net

Investment income and realized gains (losses) on investments decreased approximately $4,000, or 3.5%, to $111,000 in 2011 from $115,000 in 2010. This decrease is the result of funds that were invested in low yield money market investments during the transition from short duration to medium duration corporate bond investments in 2011. In 2010, we invested in short duration investment grade corporate bonds, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit and money market funds. In 2011, we invested in medium duration investment grade corporate bonds, FDIC insured certificates of deposit and money market funds.

Healthcare Services Expense

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Volume Change	Utilization Change
Total Fully-Insured Healthcare Services Expense	$42,006	$43,316	$(1,310)	$(1,162)	$(148)

Fully-insured healthcare services expense decreased approximately $1,310,000 in 2011 compared to 2010. The introduction of the 10% provider withhold on the in-network portion of the dental PPO was the primary factor that resulted in a decrease in fully-insured dental healthcare services expense of approximately $148,000. A decrease in fully-insured membership in 2011 compared to 2010 resulted in a decrease in fully-insured dental healthcare services expense of approximately $1,162,000. The fully-insured segment represents approximately 68.4% of our total dental premium.

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$20,345	$19,826	$519	$929	$(410)

Self-insured healthcare services expense increased by approximately $519,000 in 2011. An increase of 4.7% in self-insured member month volume in 2011 compared to 2010 resulted in an increase in self-insured healthcare services expense of approximately $929,000. Self-insured dental healthcare services expense decreased by approximately $410,000 due to a decrease in dental service utilization level by our self-insured members in 2011 compared to 2010.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $659,000 in 2011. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 17.2% for 2011, increasing 0.6% from the 2010 ratio of 16.6%. Board of Director expense increased by approximately $300,000, or 100%, primarily due to a 50% increase in total director compensation including cash and deferred share awards compensation. There was a 50% reduction to director compensation, approved by the Board, in 2010. In addition, advertising expense in 2011 increased by approximately $57,000, or 52.0%, as advertising programs were reinitiated in 2011 after having been forgone in 2010 as part of an initiative to reduce discretionary expenses. Professional consulting expense increased by approximately $156,000, or 75.1%, as a result of proceeding with discretionary projects in 2011 that were delayed in 2010. Salaries and benefits increased by approximately $80,000, primarily as a result of higher management bonuses in 2011 compared to 2010. Commissions expense increased approximately $51,000, or 1.6%, due to the increase in total premium revenue in 2011 compared to 2010.

Income Taxes

Our effective tax rate for 2011 was 37.9% compared to the 65.2% effective tax rate in 2010. Our 2011 effective tax rate was higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment and legal fees. Our 2010 effective tax rate was much higher than the federal statutory rate primarily due to the low amount of our pre-tax income relative to the impact of permanent tax differences. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Comparison of Results of Operations for 2010 and 2009

The following table shows membership totals and revenues and expenses for our three business segments for the years ended December 31, 2010 and 2009 (dollars in thousands):

	2010	2009	Change
Membership:
Fully-insured dental	189,300	171,100	10.6%
Self-insured dental	78,700	87,600	(10.2)%
Corporate, all other	19,900	18,500	7.6%

Total membership	287,900	277,200	3.9%

Premium revenue:
Fully-insured dental	$52,030	$45,355	14.7%
Self-insured dental	23,022	24,703	(6.8)%
Corporate, all other	463	417	11.0%

Total premium revenue	75,515	70,475	7.2%

Investment income:
Corporate, All Other	115	99	16.2%

Other income:
Corporate, All Other	64	72	(11.1)%

Total revenue	75,694	70,646	7.1%

Healthcare services expense:
Fully-insured dental	43,316	37,018	17.0%
Self-insured dental	19,826	21,288	(6.9)%

Total healthcare services expense	63,142	58,306	8.3%

Insurance expense
Corporate, All Other	12,518	12,735	(1.7)%

Income tax expense (benefit)
Corporate, All Other	22	(106)	*

*	Not meaningful

Summary

Basic loss per redeemable common share was $(3.74) and $(37.27) at December 31, 2010 and 2009, respectively. The increase in net income on redeemable common shares primarily resulted from a decrease in total insurance expense as a percentage of total premium revenue to 16.6% in 2010 from 18.1% in 2009 that was offset in part by an increase in healthcare services expense as a percentage of total premium revenue to 83.6% in 2010 from 82.7% in 2009.

Membership

Our fully-insured membership increased approximately 18,200 in 2010. This membership increase is primarily attributable to an increase of approximately 9,600 fully-insured dental HMO members, an increase of approximately 8,700 fully-insured dental PPO members, and a decrease of approximately 100 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP"). The increase in fully-insured dental HMO membership of 9,600 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 9,900 members and the conversion of one large employer group with approximately 7,500 members from the self-insured DHMO to the fully insured DHMO effective January 1, 2010. These membership increases were offset by the loss of approximately 7,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. The increase in fully-insured dental PPO membership is primarily due to new sales in the new geographic areas in Ohio and Kentucky.

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

Revenue

	(Amounts in thousands)
	2010	2009	Total Dollar Change	Volume Change (Conversion of Large Group from Self-Insured)	Other Volume Change	Rate Change
Total Fully-Insured Premium	$52,030	$45,355	$6,675	$2,083	$4,535	$57

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

	(Amounts in thousands)
	2010	2009	Total Dollar Change	Volume Change (Conversion of Large Group to Fully-Insured)	Other Volume Change	Rate Change
Self-Insured Claim Revenue	$21,850	$23,451	$(1,601)	$(2,087)	$326	$160
Self-Insured ASO Fees	1,173	1,252	$(79)	(111)	17	15

Total Self-Insured Revenue	$23,023	$24,703	$(1,680)	$(2,198)	$343	$175

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

Healthcare Services Expenses

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

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the maturity or sale of our investment securities, from the sale of redeemable common and preferred shares, and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common shares redemptions, dividends, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive operating cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash increased $915,000, or 15.1%, for the year ended December 31, 2011 to approximately $7.0 million at December 31, 2011 from approximately $6.1 million at December 31, 2010. This cash increase is primarily the result of a lower fully-insured loss ratio and lower insurance expense as a percentage of premium in 2011. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2011 compared to 2010, improved underwriting practices, and a decrease in fully-insured healthcare services expense on a per member per month basis as a result of implementing a provider withhold on the dental PPO product effective April 1, 2011. Cash decreased approximately $708,000, or 10.5%, for the year ended December 31, 2010 to approximately $6.1 million at December 31, 2010 from approximately $6.8 million at December 31, 2009. This cash decrease is primarily due to an increase in our investments in investment grade corporate bonds. The change in cash for the years ended December 31, 2011, 2010 and 2009 is summarized as follows (in thousands):

	2011	2010	2009
Net cash provided by operating activities	$1,571	$876	$37
Net cash (used in) provided by investing activities	(309)	(1,730)	4,294
Net cash (used in) provided by financing activities	(347)	146	(90)

Increase (decrease) in cash	$915	$(708)	$4,241

Cash flows from Operating Activities

In 2011, we generated approximately $1,571,000 of cash from operating activities. This level of cash flow from operating activities is higher than the cash flow generated from operating activities in 2010. We had a net income of approximately $552,000 in 2011 compared to a net income of $12,000 in 2010. In addition to our 2011 net income, we had non-cash depreciation and amortization expense of approximately $264,000, an increase in deferred compensation liabilities of $226,000, and an increase in claims payable of $25,000 and an increase in other payables and accruals of $276,000. The increase in deferred compensation liabilities is primarily due to the 11% increase in the book value of the common shares during 2011, while the increase in other payables and accruals is primarily the result of a higher management bonus liability for 2011. These sources of cash were offset by cash uses such as an increase in accounts receivable of approximately $61,000. A decrease in unbilled accounts receivable of approximately $6,842,000 was offset by a decrease in unearned premium revenue of $7,074,000, resulting in a net cash decrease of $232,000. This cash decrease is attributable to a decrease in unearned premium revenue received in advance. Unbilled accounts receivable and unearned premium revenue are recorded primarily as the result of capitalizing non-cancelable contracts. Most of our contracts are one year in duration; however we enter into multi-year contracts that tend to be for larger groups. As a result, depending on the timing of large group renewals, the unbilled accounts receivable and unearned premium revenue can experience large fluctuations from period to period.

In 2010, we generated approximately $876,000 of cash from operating activities. This level of cash flow from operating activities is higher than the cash flow generated from operating activities in 2009. We had a net income of approximately $12,000 in 2010 compared to a net loss of $(289,000) in 2009. In addition to our 2010 net income, other sources of cash include: non-cash depreciation and amortization expense of approximately $505,000, an increase in deferred compensation liabilities of $132,000, an increase in claims payable of $460,000, and an increase in unearned premium of $8,572,000 that was offset by an increase in unbilled accounts receivable of $8,076,000. Both unbilled accounts receivable and unearned premium increased as a result of the conversion of a large employer group from the self-insured segment to the fully-insured segment and the renewal of a large employer group on a multi-year contract, both effective January 1, 2010. The increase in our claims payable is primarily due to the fact that there was a significant increase in fully-insured membership at December 31, 2010 compared to December 31, 2009. These sources of cash were offset by cash uses such as an increase in accounts receivable of approximately $95,000, an increase in deferred policy acquisition costs of $877,000 and an increase in other assets of $99,000. Also, we had a non-cash tax benefit related to deferred income taxes of approximately $93,000.

In 2009, we generated approximately $37,000 of cash from operating activities. This level of cash flow from operating activities is lower than the cash flow generated from operating activities in 2008. We had a net loss of approximately $(289,000) in 2009, primarily due to a 2.5% increase in fully-insured healthcare services utilization. In addition to our 2009 net loss, other uses of cash include: a decrease in claims payable of approximately $315,000, and a decrease in unearned premium of $647,000 that was offset by a decrease in unbilled accounts receivable of $860,000. The decrease in our claims payable is primarily due to the fact that there was a provider withhold return liability of approximately $464,000 at December 31, 2008 and no provider withhold return liability at December 31, 2009. The decrease in unbilled accounts receivable and a corresponding decrease in unearned premium revenue of approximately $860,000 are the result of some large two-year fully insured dental contracts that expired December 31, 2009. The unearned premium decrease was offset by an increase in unearned premiums received in advance of approximately $213,000. Additional uses of cash included an increase in deferred acquisition costs and an increase in other assets totaling $180,000. Also, we had a non-cash tax benefit related to deferred income taxes of approximately $292,000. These uses of operating cash were offset by non-cash depreciation and amortization expense of approximately $468,000, an increase in deferred compensation liabilities of $275,000, along with a decrease in accrued investment income, a decrease in accounts receivable and an increase in other payables and accruals totaling $156,000.

Cash flows from Investing Activities

In 2011, we invested approximately $124,000 in building improvements, office equipment and computer equipment and software. Also in 2011, approximately $7.3 million of our investments in FDIC insured certificates of deposit, investment grade corporate bonds and money market funds either matured or were liquidated. We also invested approximately $7.5 million in additional FDIC insured certificates of deposit, investment grade corporate bonds and money market funds. Collectively, this resulted in a decrease in cash from investment activities of approximately $309,000.

In 2010, we invested approximately $151,000 in building improvements, office equipment and computer equipment and software. In December of 2010, we entered into a sale-leaseback transaction with a leasing company where we received approximately $323,000 in cash in exchange for certain fixed assets on our balance sheet and subsequently entered into a capital lease agreement whereby we are obligated to pay lease payments totaling $339,000 related to these assets over a three year period. Also in 2010, approximately $5.4 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $7.3 million in additional FDIC insured certificates of deposit, investment grade corporate bonds and money market funds. Collectively, this resulted in a decrease in cash from investment activities of approximately $1.7 million.

In 2009, we invested approximately $245,000 in building improvements, office equipment and computer equipment and software. Also in 2009, approximately $19.2 million of our investments in FDIC insured certificates of deposit and money market funds either matured or were liquidated to fund operations. We also invested approximately $14.6 million in additional FDIC insured certificates of deposit and money market funds. Collectively, this resulted in an increase in cash from investment activities of approximately $4.3 million. Approximately $4.5 million of the increase in cash flows from investing activities was the result of our decision in the fourth quarter to move funds out of money market mutual funds yielding less than 0.1% interest to our checking account where the earnings credit of approximately 0.4% was used to minimize bank service fees.

Cash flows from Financing Activities

In 2011, we paid approximately $120,000 of our outstanding mortgage balance and repaid approximately $104,000 related to the capital lease that we executed in December 2010. During 2011, we repurchased redeemable common shares of $128,000 from provider shareholders. In the fourth quarter of 2011, we exchanged the 330 outstanding Provider Preferred Shares with a book value of approximately $205,000 and received $22,000 in cash for 330 Class B Common Shares with a book value of $227,000.

In 2010, we paid approximately $120,000 of our outstanding mortgage balance and borrowed $20,000 on our revolving note collateralized by our office building. During 2010, we repurchased redeemable common shares of $61,000, which was offset by the issuance of redeemable common shares and provider preferred shares related to our 2010 share offerings of $18,000 and the issuance of institutional preferred shares of $300,000.

In 2009, we paid approximately $120,000 of our outstanding mortgage balance and $19,000 in capital lease payments for our dental administration software. During 2009, we repurchased redeemable common shares of $172,000, which was offset by the issuance of redeemable common shares and provider preferred shares related to our 2009 share offerings of $222,000.

Our mortgage note matures in June 2013. The note requires us to make principal payments of $10,000 per month, and bears interest at a variable rate of 30-day LIBOR plus 1.75%. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note of $600,000 must be repaid or refinanced. Our revolving note matures on December 15, 2012 and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%.

Provider Withhold Payments

In most cases, our reimbursement to our directly contracted participating providers for covered dental services under the dental HMO, and also the dental PPO effective April 1, 2011, are subject to a 10% withhold. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes any amounts withheld to be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In December of each year our Board evaluates the projected pre-tax income of our dental HMO and dental PPO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the improvements to the dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims paid to such participating dental provider in relation to the total claims paid to all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board are accrued in the fourth quarter of the fiscal year. The Board did not authorize any return of withhold for the years ended December 31, 2011, 2010 or 2009. The Board authorized the return of withhold amounting to $464,000 for the year ended December 31, 2008 that was paid in 2009.

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

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2011 is as follows:

Contractual Obligations	Less than 1 year	1-2 years	3-5 years	Total
Long-term debt and interest(1)	$156,000	$675,000	—	$831,000
Revolving note and interest	663,000	—	—	663,000
Capital lease and interest	113,000	113,000	—	226,000
Operating leases	113,000	142,000	$52,000	307,000
Claims payable	2,801,000	—	—	2,801,000

Total	$3,846,000	$930,000	$52,000	$4,828,000

(1)	Includes swap interest payments based on a fixed rate of 4.95%. We estimate that we will incur swap interest payments totaling $12,000 based on a variable rate of LIBOR plus 1.75% or 2.03%.

A mortgage note, secured by the land and the office building, bears interest based on the 30-day LIBOR rate plus 1.75% and was 2.03% and 2.01% at December 31, 2011 and 2010, respectively. At the maturity date of the mortgage note in 2013, the expected outstanding balance of the note of $600,000 must be repaid or refinanced.

We also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. Our effective interest expense on the mortgage note was 3.83%, 3.97%, and 4.08% at December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the carrying value of the mortgage note approximates fair value.

As of December 31, 2011, we believe our most significant other commitments are:

Deferred Compensation—We expect to pay our deferred compensation liability to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years.

Commissions—We expect commission payments to generally correspond to earned premium volume.

Off-balance sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $7.3 million at December 31, 2011. Our consolidated cash and short term investments increased by approximately $300,000 from approximately $7.0 million as of December 31, 2010.

This increase in cash and short term investments from December 31, 2010 to December 31, 2011 is primarily due to the net cash provided by operating activities of approximately $1,571,000, offset by the cash used in investing activities of $309,000 and the cash used in financing activities of $347,000. In addition, there was a reinvestment of approximately $650,000 from short term investments to long term investments during this period.

In July 2011, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2011. The Company did not have any interest expense for the line of credit in 2011 or 2010. As of December 31, 2011 and 2010, there was no amount outstanding on this line of credit.

In August 2011, we renewed an annually renewable agreement with a commercial bank for a $960,000 working capital line of credit, and the commercial bank also issued an irrevocable letter of credit in the amount of $40,000. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2011. The Company did not have any interest expense for the line of credit in 2011 or 2010. As of December 31, 2011 and 2010 there was no amount outstanding on this line of credit.

On December 16, 2011, we renewed our revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on our office building. As of December 31, 2011, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2012, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%. Under this revolving note, we are required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and we were in compliance with this covenant at December 31, 2011. We intend to renew this revolving note in December 2012.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $128,000, $61,000, and $172,000 of redeemable common shares in the years ended December 31, 2011, 2010, and 2009, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 99% of our management fees from our subsidiary Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. There were no dividends declared or paid by Dental Care Plus during 2011, 2010 or 2009. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2011.

We maintained aggregate statutory capital and surplus of approximately $6.1 million as of December 31, 2011 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2012 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2011 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2011, 2010, and 2009, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2011	2010	2009
Changes in:
Change in fair value of investments, net of tax	$10,800	$(9,359)	$(10,088)
Reclassification adjustment for gains included in net income, net of tax	(11,511)
Conversion of investments from held-to-maturity to available for sale, net of tax	41,987
Increase (decrease) in fair value of interest rate swap, net of tax	7,448	(2,644)	9,462

Total	$48,724	$(12,003)	$(626)

The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $7,448 at December 31, 2011 due to an increase in prevailing interest rates during 2011 as compared to 2010. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $2,644 at December 31, 2010 due to a slight decrease in prevailing interest rates during 2010. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $9,462 at December 31, 2009 due to an increase in prevailing interest rates during 2009. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $16,354 and $27,639 and is included in other payables and accruals at December 31, 2011 and 2010, respectively.

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

Liability for Claims Payable

Our estimated liability for claims payable and corresponding healthcare services expense includes claims incurred but not reported (“IBNR”), claims reported but not yet processed and paid and other healthcare services expenses incurred, including estimated costs of processing outstanding claims and actual amounts of accrued but unpaid payments in respect of our Dental Care Plus provider withhold, if any, which is authorized by our Board of Directors. Our estimated liability for claims payable is based primarily on the average historical lag time between the date of service and the date the related claim is paid, taking into account recent trends in payment rates and the average number of incurred claims per covered individual over a rolling 12 month period.

The following table shows our total claims payable liability as of December 31, and its three components. IBNR represents a substantial portion of our claims payable liability.

	2011		2010
IBNR	$1,796,298	64.1%	$1,730,325	62.3%
Reported claims in process	954,111	34.1%	996,888	35.9%
Other healthcare services expenses payable	51,059	1.8%	49,115	1.8%

Total claims payable liability	$2,801,468	100%	$2,776,328	100%

Between December 31, 2010 and December 31, 2011, our IBNR estimate increased by approximately $66,000 or 3.8%, primarily due to a 1.3% increase in fully-insured dental HMO claims on a per member per month basis in 2011 compared to 2010. Also our IBNR estimate at December 31, 2011 has increased due to an increase in fully-insured dental HMO utilization in December 2011 compared to December 2010.

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

We develop our estimate for claims payable liability using actuarial methodologies primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. Throughout the year, we use both the “completion factors” and the “claims trend factor” to estimate our claims payable liability. On a quarterly basis, for periods prior to the most recent month, we calculate “completion factors” which indicate the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factors to determine historical patterns over a rolling 12-month period, made consistent period over period with making adjustments for known changes in claim inventory levels and known changes in claim payment processes. Then, for the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality. We have consistently applied the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability.

When developing our estimate for claims payable liability as of December 31, 2011, we considered actual paid claim data from January 2012. As a result, we are able to use the completion factors approach for all historical months in 2011, including December 2011. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2011 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors(a)
(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2011
(0.50%)		3,038,009
0%	(estimate used)	2,801,468
0.50%		2,666,703

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2011.

Recognition of Premium Revenue

Fully-Insured premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage, as well as unbilled accounts receivable, are reflected on the accompanying consolidated balance sheets as unearned premium revenue. The Company’s unearned premium revenue was approximately $22,381,000 and $29,531,000 at December 31, 2011 and 2010, respectively, for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data and are reflected in revenue in the current period. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with contracts with self-insured employers. We provide administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups.

Healthcare Services Expense

Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using the actuarial estimates discussed above. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO are subject to a 10% withhold. Our reimbursement to our participating providers for in-network covered dental services under the dental PPO also became subject to a 10% withhold effective April 1, 2011. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. At the end of each year, our Board of Directors determines, in its sole discretion, how much if any of the provider withhold is to be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense.

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

New Accounting Standards

In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company plans to apply the retrospective method when adopting the guidance on January 1, 2012. The

Company estimates that the adoption of the guidance will result in a decrease in the deferred acquisition cost asset and total redeemable preferred and common shares of approximately $125,000, net of tax, at adoption on January 1, 2012.

In December 2011, the FASB issued guidance on the deferred presentation of comprehensive income that was issued by the FASB in June 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The guidance has not yet been adopted and will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued guidance related to amendments to certain measurement principles and disclosures regarding fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance will have no significant effect on the consolidated financial statements and related disclosures.

In September 2011, the FASB issued guidance relating to goodwill and intangibles. This guidance amends procedures to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance applies to all companies that have goodwill reported in their financial statements. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. The adoption of the guidance will not have a material impact on the consolidated financial statements.

Impact of Inflation

We do not consider the impact of changes in prices due to inflation to be material in the analysis of our overall operations.

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

At December 31, 2011, our investment portfolio consisted of approximately $108,000 of an institutional money market fund. Our portfolio also included approximately $2,791,000 of investment grade corporate bonds and $1,206,000 of investments in FDIC-insured bank certificates of deposits at December 31, 2011. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $213,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $222,000 increase in fair value. At December 31, 2011, the investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $2,727,000 and $1,200,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2011 that the Company did not have in 2010.

At December 31, 2011, we had a mortgage note with a bank with an outstanding principal balance of $780,000 with a variable rate based on LIBOR plus 1.75%. However, in June 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At December 31, 2011, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, redeemable shares and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/    Deloitte & Touche LLP

Cincinnati, OH

March 19, 2012

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 and 2010

	2011	2010
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, cost of $3,727,000 and $600,000 at December 31, 2011 and 2010, respectively	$3,797,511	$607,959
Fixed maturities, held-to-maturity at amortized cost, fair value of zero and approximately $2,360,000 at December 31, 2011 and 2010, respectively		2,316,092
Short-term investments, available for sale at fair value, cost of approximately $308,000 and $956,000 at December 31, 2011 and 2010, respectively	307,853	958,343

Total investments	4,105,364	3,882,394
CASH AND CASH EQUIVALENTS	6,976,358	6,061,069
ACCRUED INVESTMENT INCOME	39,664	42,397
ACCOUNTS RECEIVABLE, net of allowance of $15,293 and $8,116 at December 31, 2011 and 2010, respectively	567,200	506,597
UNBILLED ACCOUNTS RECEIVABLE	21,219,366	28,061,168
DEFERRED ACQUISITION COSTS	1,598,323	2,117,664
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,365,446 and $2,201,929 at December 31, 2011 and 2010, respectively	2,300,308	2,327,885
OTHER ASSETS	1,595,418	1,646,799

TOTAL ASSETS	$38,402,001	$44,645,973

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,801,468	$2,776,328
UNEARNED PREMIUM REVENUE	22,456,802	29,531,077
OTHER PAYABLES AND ACCRUALS	4,042,879	3,744,901
REVOLVING NOTE	650,000	650,000
MORTGAGE LOAN PAYABLE	780,000	900,000
CAPITAL LEASE OBLIGATION	218,939	323,365
DEFERRED COMPENSATION	1,196,383	1,091,745

TOTAL LIABILITIES	32,146,471	39,017,416

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 at December 31, 2011 and 2010, respectively	344,402	326,458
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, zero and 330 at December 31, 2011 and 2010, respectively		185,447
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 596 and 608 at December 31, 2011 and 2010, respectively	418,263	384,825
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,827 and 7,476 at December 31, 2011 and 2010, respectively	5,492,865	4,731,827

Total redeemable preferred and common shares	6,255,530	5,628,557

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$38,402,001	$44,645,973

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

	2011	2010	2009
REVENUES
Premium revenue	$76,226,609	$75,515,242	$70,474,510
Investment income	110,433	114,668	98,951
Realized gains on investments, net	17,441
Other income	60,906	64,610	71,613

Total revenues	76,415,389	75,694,520	70,645,074

EXPENSES
Healthcare services expense	62,350,905	63,141,942	58,305,401

Insurance expense:
Salaries and benefits expense	4,920,743	4,856,560	4,607,185
Commission expenses and other acquisition costs	3,793,162	3,358,111	3,198,130
Other insurance expense	4,462,713	4,303,498	4,929,325

Total insurance expense	13,176,618	12,518,169	12,734,640

Total expenses	75,527,523	75,660,111	71,040,041

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	887,866	34,409	(394,967)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	353,831	115,408	186,293
Deferred	(17,818)	(92,961)	(291,997)

INCOME TAX EXPENSE (BENEFIT)	336,013	22,447	(105,704)

NET INCOME (LOSS) ON REDEEMABLE SHARES	$551,853	$11,962	$(289,263)

BASIC EARNINGS (LOSSES) PER REDEEMABLE COMMON SHARE	$61.82	$(3.74)	$(37.27)

DILUTED EARNINGS (LOSSES) PER REDEEMABLE COMMON SHARE	$61.77	$(3.74)	$(37.27)

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY, REDEEMABLE SHARES AND COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

	Redeemable Common Shares				Redeemable Preferred Shares					Shareholders' Equity
	Class A		Class B		Institutional Preferred		Provider Preferred			Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total		Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
BALANCE—DECEMBER 31, 2008	630	$423,241	7,775	$5,223,333
Net loss											$(289,263)				$(289,263)	$(289,263)
Change in fair value of interest rate swap (net of income tax expense of $4,874)													$9,462		9,462	9,462
Change in fair value of investments (net of income tax expense of $4,874)													(10,088)		(10,088)	(10,088)

Total comprehensive loss																$(289,889)

Redeemable Preferred dividend payable liability											(10,519)				(10,519)
Redeemable Shares issued			40	24,398			330		$197,136
Class A Common Shares exchanged for Class B Common Shares	(3)	(2,012)	3	2,012
Class B Common Shares exchanged for Class A Common Shares	1	590	(1)	(590)
Redeemable Shares repurchased	(7)	(4,579)	(213)	(137,815)
Dilution of shares to redemption value		(22,427)		(276,940)					(1,041)		299,782		626		300,408

BALANCE—DECEMBER 31, 2009	621	$394,813	7,604	$4,834,398			330		$196,095
Net income											$11,962				$11,962	$11,962
Change in fair value of interest rate swap (net of income tax benefit of $1,362)													$(2,644)		(2,644)	(2,644)
Change in fair value of investments (net of income tax benefit of $4,817)													(9,359)		(9,359)	(9,359)

Total comprehensive loss																$(41)

Redeemable Preferred dividend payable liability											(16,577)				(16,577)
Redeemable Shares issued			29	18,374	300	$300,000
Class A Common Shares exchanged for Class B Common Shares	(4)	(2,279)	4	2,279
Redeemable Shares repurchased	(9)	(5,297)	(161)	(93,208)
Accretion (dilution) of shares to redemption value		(2,412)		(30,016)		26,458			(10,648)		4,615		12,003		16,618

BALANCE—DECEMBER 31, 2010	608	$384,825	7,476	$4,731,827	300	$326,458	330		$185,447
Net income											$551,853				$551,853	$551,853
Change in fair value of interest rate swap (net of income tax expense of $3,837)													$7,448		7,448	7,448
Change in fair value of investments (net of income tax expense of $5,563)													10,800		10,800	10,800
Reclassification adjustment for gains included in net income (net of income tax benefit of $5,930)													(11,511)		(11,511)	(11,511)
Conversion of investments from Held-to-Maturity to Available for Sale (net of income tax expense of $21,630)													41,987		41,987	41,987

Total comprehensive income																$600,577

Redeemable Preferred dividend payable liability											(16,323)				(16,323)
Redeemable Shares issued			170	120,913
Class A Common Shares exchanged for Class B Common Shares	(2)	(1,232)	2	1,232
Provider Preferred Shares exchanged for Class B Common Shares			330	226,994			(330)		(205,166)
Redeemable Shares repurchased	(10)	(6,127)	(151)	(93,895)
Accretion of shares to redemption value		40,797		505,794		17,944			19,719		(535,530)		(48,724)		(584,254)

BALANCE—DECEMBER 31, 2011	596	$418,263	7,827	$5,492,865	300	$344,402		$		$		$		$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable shares	$551,853	$11,962	$(289,263)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	264,361	505,113	467,650
Realized gains on investments, net	(17,441)
Deferred income benefit	(17,818)	(92,961)	(291,997)
Deferred compensation	225,551	132,646	275,357
Effects of changes in operating assets and liabilities:
Accrued investment income	2,733	(37,417)	16,404
Accounts receivable	(60,603)	(94,921)	43,950
Unbilled accounts receivable	6,841,802	(8,075,901)	860,367
Deferred acquisition costs	519,341	(876,523)	(45,081)
Other assets	34,774	(99,209)	(134,665)
Claims payable	25,140	459,813	(314,555)
Unearned premium revenue	(7,074,275)	8,571,963	(646,533)
Other payables and accruals	275,653	471,314	95,774

Net cash provided by operating activities	1,571,071	875,879	37,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(7,471,121)	(7,311,718)	(14,613,318)
Sales and maturities of investments	7,287,013	5,409,435	19,152,207
Acquisition of property and equipment	(124,346)	(151,076)	(244,850)
Proceeds from the sale of property and equipment		323,365

Net cash (used in) provided by investing activities	(308,454)	(1,729,994)	4,294,039

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(120,000)	(120,000)	(120,000)
Repayment of capital lease	(104,426)		(19,253)
Repurchase of redeemable shares	(128,153)	(61,236)	(172,488)
Redeemable shares issued		317,753	221,534
Additional contribution with share exchange	21,828
Dividends paid	(16,577)	(10,519)
Borrowing of revolving note		20,000

Net cash (used in) provided by financing activities	(347,328)	145,998	(90,207)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	915,289	(708,117)	4,241,240
CASH AND CASH EQUIVALENTS—Beginning of period	6,061,069	6,769,186	2,527,946

CASH AND CASH EQUIVALENTS—End of period	$6,976,358	$6,061,069	$6,769,186

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$56,000	$52,000	$61,000
Cash paid for income taxes	95,000		391,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$71,310	$99,439	$62,170
Dividends payable (in other payables and accruals)	16,323	16,577	10,519
Capital lease obligation		323,365
Redeemable common shares issued in lieu of cash payment of deferred compensation	120,913	621
Class A redeemable common shares exchanged for Class B redeemable common shares	1,232	2,279	2,012
Class B redeemable common shares exchanged for Class A redeemable common shares			590
Redeemable provider preferred shares exchanged for Class B redeemable common shares	205,166
Purchased property and equipment (included in other payables and accruals)	61,994

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011 AND 2010 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2011

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by 596 dentists who participate in our Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members and employees who hold non-voting redeemable common shares and by an institutional investor that holds non-voting redeemable preferred shares. The Company offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans and vision benefit plans. As of December 31, 2011, we had approximately 268,600 members in our dental benefits plans with 2,518 dentists participating in our dental HMO network and 2,763 dentists participating in our dental PPO network. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in the Company’s operating territory and approximately 37,200 additional dentists throughout the United States. In addition, we had approximately 22,100 members in our vision benefit plans.

The Company’s products consist primarily of dental HMO, PPO and indemnity plans, with fully-insured products constituting 68.4% of its total revenues. Substantially all of the Company’s products are marketed to employer groups. The Company’s business model allows it to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of the Company’s participating dentists. The dental benefit products the Company offers currently vary depending on geographic market.

As an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, Dental Care Plus Inc. is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products.

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accompanying consolidated financial statements include estimates for items such as claims payable, deferred acquisition costs, income taxes and various other liability accounts. Actual results could differ from those estimates. Policies that affect the more significant elements of the consolidated financial statements are summarized below.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and money market funds. The Company classifies all certificates of deposit investments and the money market funds as available-for-sale. In August 2011, the Company engaged a fixed income portfolio manager to manage the Company’s investment grade corporate bonds, under the Company’s direction, in order to maximize investment returns. With a revised investment strategy, the Company considered the available-for-sale classification to be more appropriate and began classifying all investment grade corporate bonds as available-for-sale. Such certificates of deposit, investment grade corporate bonds and money market funds investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income (loss.) Prior to August 2011, the Company classified all investment grade corporate bonds as held-to-maturity. Held-to-maturity investments were recorded at amortized cost. The amortized cost of held-to-maturity investments was adjusted for amortization of premiums and accretion of discounts to maturity using the effective-yield method of amortization. Such amortization was included in investment income. As of the date the investments were transferred, the investments had a carrying value of $2,710,273 and a net unrealized gain of $41,987. The Company recognizes gains and losses when these securities mature or are sold using the specific identification method.

Management follows a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to record an impairment for a security incorporates both quantitative criteria and qualitative information. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company’s impairment policy for fixed-maturity securities states that other-than-temporary impairment is considered to have occurred (1) if the Company intends to sell the impaired fixed maturity security; (2) if it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $285,000 and $278,000 at December 31, 2011 and 2010, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

Goodwill and Intangible Assets—Goodwill arises in business combinations when the purchase price of net assets less liabilities assumed acquired exceeds the fair value. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Management uses judgment in assessing goodwill for impairment. Management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Professional judgment is exercised in determining future cash flows, timing and business valuation comparables or selecting discount rates to be used in any valuation assessments.

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

Deferred Acquisition Costs— Deferred acquisition costs are those costs that vary with and are primarily related to the acquisition of new and renewal business. Such costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated lives of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $3,401,000, $4,363,000 and $2,787,000 and amortized approximately $3,921,000, $3,487,000 and $2,742,000 of these capitalized costs for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are recorded in commission expense and other acquisition costs included in the consolidated statements of operations.

Redeemable Provider Preferred Shares—The Board of Directors (“Board”) authorized and approved for issuance Provider Preferred Shares-2009 Series (“Provider Preferred Shares”) that includes 5,000 preferred shares of the 100,000 preferred shares authorized. These Provider Preferred Shares may only be purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 redeemable Common Shares (Class A and/or B). The Provider Preferred Shares are considered to be redeemable preferred shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records the Provider Preferred Shares as redeemable Provider Preferred Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the preferred shares. Accordingly, Provider Preferred Shares are participating securities that share in the net income (loss) or other comprehensive income (loss) as a change to the redemption value of the redeemable Provider Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares. At December 31, 2011, there were no outstanding shares.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $22,457,000 and $29,531,000 at December 31, 2011 and 2010, respectively, and relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $21,219,000 and $28,061,000 at December 31, 2011 and 2010, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,237,000 and $1,470,000 at December 31, 2011 and 2010, respectively. Management has determined that as of December 31, 2011 and 2010, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Investment Income and Realized Gains On Investments, Net—Investment income is comprised of interest income primarily earned from the Company’s certificates of deposit, investment grade corporate bonds and money market investments.

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

The Company incurred claim costs related to dental care providers amounting to approximately $62,351,000, $63,142,000, and $58,305,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These costs include approximately $40,218,000 $41,207,000 and $42,152,000 of claims incurred by participating providers who are also holders of redeemable common shares in 2011, 2010 and 2009, respectively.

Each year the Board evaluates the performance of the Company’s dental plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors affecting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. There was no withhold return authorized by the Board for 2011, 2010 or 2009.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $259,000 and $148,000 for the years ended December 31, 2011 and 2010, respectively. The healthcare services expense assumed was approximately $220,000 and $135,000 for the years ended December 31, 2011 and 2010, respectively. The Company did not have any assumed dental insurance premium or healthcare services expense for the year ended December 31, 2009. As of December 31, 2011 and 2010, the Company had approximately $12,000 and $9,000 of reinsurance premium receivable, respectively, and claims payable of approximately $20,000 and $29,000, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Derivative Instruments—All derivative financial instruments are recorded on the consolidated balance sheet at fair value. The changes in fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income, with subsequent reclassification to earnings when the hedged transaction asset or liability impacts earnings. Any ineffectiveness is recognized in earnings immediately. The Company’s risk management policy is to not enter into derivatives for speculative purposes.

Federal Income Tax—Deferred federal income tax is provided in the accompanying consolidated financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as discounting on claims payable, accrued commissions, deferred compensation, unearned premiums, depreciation and deferred acquisition costs.

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

During 2011, 2010 and 2009, four fully-insured customers accounted for approximately 10%, 10% and 9%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 11% of the Company’s total revenue during each of the years 2011, 2010 and 2009.

At December 31, 2011, premium receivables did not have any balance greater than 10% of the total balance from any one customer. At December 31, 2010, premiums receivable from one customer totaled approximately 21% of the premiums receivable balance.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments—Certain financial instruments are required to be recorded at fair value. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits and investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs, including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Changes in assumptions or estimation methods could affect the fair value estimates.

New Accounting Standards—In October 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that amends Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The guidance modifies the definitions of the type of costs incurred by insurance entities that can be capitalized in the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

successful acquisition of new and renewal contracts. The guidance requires incremental direct costs of successful contract acquisition as well as certain costs related to underwriting, policy issuance and processing, medical and inspection and sales force contract selling for successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. The effective date is for reporting periods beginning after December 15, 2011. The Company plans to apply the retrospective method when adopting the guidance on January 1, 2012. The Company estimates that the adoption of the guidance will result in a decrease in the deferred acquisition cost asset and total redeemable preferred and common shares of approximately $125,000, net of tax, at adoption on January 1, 2012.

In December 2011, the FASB issued guidance on the deferred presentation of comprehensive income that was issued by the FASB in June 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The Company will continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before the new guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The guidance has not yet been adopted and will not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued guidance related to amendments to certain measurement principles and disclosures regarding fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance will not have a material impact on the consolidated financial statements and related disclosures.

In September 2011, the FASB issued guidance relating to goodwill and intangibles. This guidance amends procedures to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance applies to all companies that have goodwill reported in their financial statements. This guidance is effective for fiscal and interim periods beginning after December 15, 2011. The adoption of the guidance will not have a material impact on the consolidated financial statements.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2011 and 2010. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $127,000 net of approximately $113,000 of accumulated amortization at December 31, 2011 and to approximately $142,000 net of approximately $98,000 of accumulated amortization at December 31, 2010. Amortization expense was approximately $15,000 for each of the three years ended December 2011, 2010, and 2009. The provider network intangible asset of approximately $74,000 at December 31, 2011 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

individual memberships written-off in the year of acquisition) of approximately $53,000 at December 31, 2011 is being amortized over its 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 10 years. Amortization expense for 2012 through 2016 is expected to be approximately $15,000 each year. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2011 and 2010.

3. INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,200,000 and $1,000,000 as of December 31, 2011 and December 31, 2010, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds with a cost and fair value of $107,699 and $556,341 as of December 31, 2011 and December 31, 2010, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $2,727,000 and $2,316,000 as of December 31, 2011 and 2010, respectively. Effective August 2011, the investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value. Prior to August 2011, the investment grade corporate bonds were classified as held-to-maturity and were recorded at amortized cost. At the transfer date to available-for-sale, the Company recorded approximately $42,000 of net unrealized gains, net of tax, in other accumulated comprehensive income.

The investment grade corporate bonds consisted of seventeen different securities each with a credit rating of A- or better at December 31, 2011. The remaining six securities had a credit rating of between BB+ and BBB+ at December 31, 2011. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.38% at December 31, 2011. The weighted average maturity of our investment grade corporate bonds was 9.36 years at December 31, 2011. The unrealized gains and losses on available-for-sale investment activity are due to a change in the market prices for these investments caused by any changes in prevailing interest rates since they were purchased. The Company realized approximately $17,000 of net investment gains for the year ended December 31, 2011. There were no realized gains or losses for the years ended December 31, 2010 and 2009.

At December 31, 2011 and 2010, maturity dates for fixed maturity and short-term investments (excluding the money market fund) were:

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	% of Total Value	Amortized Cost	Fair Value	% of Total Value
December 31, 2011
Maturity dates occurring:
Less than 1 year (One certificate of deposit)	$200,000	$200,154	5.0%
Greater than 1 year (Seven certificates of deposit and twenty-three corporate bonds)	3,727,359	3,797,511	95.0%	$	$	0.0%

Total investments	$3,927,359	$3,997,665	100.0%	$	$	0.0%

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Available-for-Sale			Held-to-Maturity
	Amortized Cost	Fair Value	% of Total Value	Amortized Cost	Fair Value	% of Total Value
December 31, 2010
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$400,000	$402,002	39.8%
Greater than 1 year (Four certificates of deposit and eleven corporate bonds)	600,000	607,959	60.2%	$2,316,092	$2,359,612	100.0%

Total investments	$1,000,000	$1,009,961	100.0%	$2,316,092	$2,359,612	100.0%

Investments classified at December 31, 2011 and 2010, as fixed maturities and short-term investments were as follows:

	Available-for-Sale				Held-to-Maturity
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
December 31, 2011
Money market fund	$107,699			$107,699
Certificates of deposit, short term	200,000	$154		200,154
Certificates of deposit, fixed maturities	1,000,000	6,140		1,006,140
Corporate Bonds, fixed maturities	2,727,359	79,255	$(15,243)	2,791,371	$		$		$	$

Total investments	$4,035,058	$85,549	$(15,243)	$4,105,364	$		$		$	$

	Available-for-Sale				Held-to-Maturity
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value	Amortized Cost		Gross Unrealized Gain		Gross Unrealized Loss	Fair Value
December 31, 2010
Money market fund	$556,341			$556,341
Certificates of deposit, short term	400,000	$2,002		402,002
Certificates of deposit, fixed maturities	600,000	7,959		607,959
Corporate Bonds, fixed maturities			$			$2,316,092		$43,520	$		$2,359,612

Total investments	$1,556,341	$9,961	$	$1,566,302		$2,316,092		$43,520	$		$2,359,612

Unrealized losses on investments are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the year ended December 31, 2011 and 2010. The Company had no investments in a continuous unrealized loss position for greater than one year as of December 31, 2011 and 2010.

4. LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2011	2010	2009
Balance—January 1	$2,776,328	$2,316,515	$2,631,070

Net incurred related to:
Current year	41,977,663	43,147,578	37,041,939
Prior years	28,160	168,453	(24,879)

Net incurred claims	42,005,823	43,316,031	37,017,060

Net paid related to:
Current year	39,177,488	40,374,497	34,725,933
Prior years	2,803,195	2,481,721	2,605,682

Net paid claims	41,980,683	42,856,218	37,331,615

Balance—December 31	$2,801,468	$2,776,328	$2,316,515

5. FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows as of December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009
Current tax expense:
Federal	$335,214	$108,365	$180,765
State and local	18,617	7,043	5,528

Total current tax expense	353,831	115,408	186,293

Deferred tax expense (benefit):
Federal	(18,181)	(91,602)	(288,039)
State and local	363	(1,359)	(3,958)

Total deferred tax benefit	(17,818)	(92,961)	(291,997)

Total provision (benefit) for income taxes	$336,013	$22,447	$(105,704)

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred tax assets and liabilities are comprised of the following:

	2011	2010
Deferred tax assets:
Unearned premiums	$84,146	$99,954
Net operating loss	41,666	45,752
Discounting on claims payable	16,063	17,484
Accrued vacation	54,672	52,272
Accrued commissions	131,597	141,134
Deferred compensation	406,770	371,193
Accrued professional fees	28,540	34,697
Property and equipment		29,586
Other, net	25,001	27,637

Gross deferred tax assets	788,455	819,709

Deferred tax liabilities:
Unrealized gain on investments	19,897
Deferred policy acquisition costs	137,263	179,995
Prepaid insurance	47,054	54,305
Property and equipment	11,247
Identifiable intangible assets	43,227	48,360

Gross deferred tax liabilities	258,688	282,660

Net deferred tax asset	$529,767	$537,049

Management believes it is more likely than not that deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $122,547, $134,565, and $146,582 of net operating loss carry forwards to utilize in future years at December 31, 2011, 2010, and 2009, respectively. These losses will expire between 2012 and 2024. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2011 and 2010.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

	2011	2010	2009	2011 Effective Tax Rate	2010 Effective Tax Rate	2009 Effective Tax Rate
Provision computed at statutory rate	$301,874	$11,699	$(134,289)	34.0%	34.0%	(34.0)%
State and local taxes	12,606	4,294	3,941	1.4	12.5	1.0
Nondeductible meals, entertainment and legal expense	19,858	14,645	14,681	2.3	42.5	3.7
Other—net	1,675	(8,191)	9,963	0.2	(23.8)	2.5

Provision for income taxes	$336,013	$22,447	$(105,704)	37.9%	65.2%	(26.8)%

6. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2011, 2010 and 2009, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2007 remain open to examination by the Internal Revenue Service (“IRS”),

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

and tax years subsequent to 2006 remain open to other state and local tax authorities. As of December 31, 2011, the Company is under an examination with the IRS for the 2009 U.S. federal income tax return. The Company believes no uncertain tax positions exist for the tax years that are subject to examination.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2011	2010
Land	$364,000	$364,000
Building and building improvements	2,303,390	2,299,338
Furniture and equipment	1,998,364	1,866,476

Total property and equipment	4,665,754	4,529,814
Less accumulated depreciation	$(2,365,446)	$(2,201,929)

Total property and equipment—net	$2,300,308	$2,327,885

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $60,000, $59,000 and $93,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2011, 2010 and 2009, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares. Key employees may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. Effective with share based awards granted after January 1, 2010, directors may not defer their share based awards and may only receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $288,000, $27,000, and $186,000 related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011 there is approximately $102,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.7 years.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The expected fair value of the nonvested and partially vested awards are calculated by applying the three year historical average growth rate of the book value per redeemable common share over the respective vesting period. The fair value of awards that are fully vested are based on the book value of redeemable common shares included in the consolidated financial statements as of each reporting period. The weighted average grant date fair value of the awards granted in the three years ended December 31, 2011, 2010 and 2009 were $639, $715 and $801, respectively. In 2011, there was one award payment of approximately $16,000. There were no award payments in 2010 or 2009. The total fair value of the awards that vested during the three years ended December 31, 2011, 2010 and 2009 were approximately $174,000, $85,000 and $232,000, respectively. At December 31, 2011 and 2010, the deferred compensation liability was approximately $1,196,000 and $1,092,000.

The maximum aggregate number share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In January 2011, the non-employee members of the Board were granted a total of 168 share based awards. In 2011, key employees were granted 80 share awards. As of December 31, 2011, the Company granted a total of 1,590 share awards, net of forfeitures and rescinded share awards.

The following is a summary of activity of nonvested awards for the year ended December 31, 2011:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value		Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2011				176.4	$877
Granted	168.0		$630	80.0	658
Vested	(168.0)		630	(76.2)	856
Forfeited				(31.8)	791

Non-vested awards at December 31, 2011		$		148.4	$788

The following is a summary of activity of vested awards for the year ended December 31, 2011:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2011	908.0	$633	209.6	$634
Vested during the year	168.0	711	76.2	720
Redeemed vested awards			(27.2)	599
Converted to Redeemable Common Shares	(168.0)	711	(2.0)	711

Vested awards at December 31, 2011	908.0	$702	256.6	$710

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. EARNINGS (LOSS) PER REDEEMABLE COMMON SHARE

Detail supporting the computation of earnings (loss) per redeemable common share was as follows for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Net income (loss) on redeemable shares	$551,853	$11,962	$(289,263)
Less dividend payable to redeemable preferred shareholders	(16,323)	(16,577)	(10,519)
Less accretion to redeemable preferred shareholders	(38,962)	(25,852)	(9,478)

Net income (loss) accretive (dilutive) to redeemable common shareholders	$496,568	$(30,467)	$(309,260)

Weighted average outstanding redeemable common shares used to compute basic income (loss) per redeemable common share	8,032	8,142	8,297

Basic earnings (loss) per redeemable common share	$61.82	$(3.74)	$(37.27)

Weighted average outstanding redeemable common shares used to compute diluted income (loss) per redeemable common share	8,039	8,142	8,297

Diluted earnings (loss) per redeemable common share	$61.77	$(3.74)	$(37.27)

There is one key employee who elected to receive seven Class B Redeemable Common Shares in lieu of deferring their stock-based compensation restricted share awards granted, which has a dilutive effect on the Company’s basic earnings per share for the year ended December 31, 2011. There were no share awards granted that have a dilutive effect on the Company’s basic earnings per share for the years ended December 31, 2010 and 2009.

10. REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

When Redeemable Common shares are offered by the Company, providers in the Company’s service area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. The area we refer to as our service area includes all counties located in Ohio and Kentucky. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of the Company, when offered. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was approximately $702 and $633 at December 31, 2011 and 2010, respectively.

The Board authorized and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares of the 100,000 authorized. These Provider Preferred Shares were purchased by participating dentists in the Company’s dental plans or retired participating dentists that own at least 12 Redeemable Common Shares. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares. During 2011, the Company exchanged an aggregate of 330 Class B Redeemable Common Shares for all outstanding Provider Preferred Shares and additional cash consideration of approximately $22,000. There were zero and 330 shares issued and outstanding at December 31, 2011 and 2010, respectively. At December 31, 2010 a dividend payable liability of approximately $10,000 was established in accordance with the Company’s Amended and Restated Articles of Incorporation for shareholders of record as of December 31, 2010 and is included in other payables and accruals in the accompanying consolidated balance sheets. There were no dividends accrued at December 31, 2011.

The Board of Directors authorized and approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of 300 preferred shares issued of the 100,000 authorized. The Company entered into a

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Preferred Stock Purchase Agreement (the “Stock Purchase Agreement”) with an investor. Pursuant to the Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period. At December, 31, 2011 and 2010, this dividend payable liability of approximately $16,000 and $7,000 was established in accordance with the Stock Purchase Agreement and is included in other payables and accruals in the accompanying consolidated balance sheets.

The Company has 94,700 remaining preferred shares, without par value. As of December 31, 2011 and 2010, none of these preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. Under these restrictions, no dividends may be paid by Dental Care Plus in 2011 without prior regulatory approval. There were no dividends declared or paid by any subsidiaries during 2011, 2010 or 2009.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income (loss) for Dental Care Plus was approximately $703,000, $(94,000) and $(374,600) for the years ended December 31, 2011, 2010 and 2009, respectively. Statutory-basis net worth was approximately $6,101,000 and $5,515,000 at December 31, 2011 and 2010, respectively.

11. DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 2.03% and 2.01% at December 31, 2011 and 2010, respectively. At December 31, 2011, the carrying value of the mortgage note of $780,000 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013.

Required principal repayments under the mortgage loan payable are as follows:

2012	$120,000
2013	660,000

Total mortgage loan payable	$780,000

In 2011, the Company renewed its revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on the office building. Under this revolving note, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and the Company was in compliance with this covenant at December 31, 2011 and 2010. There was a principal balance outstanding of $650,000 related to this revolving note at December 31, 2011 and 2010, respectively. At

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

December 31, 2011, the carrying value of the revolving note approximates fair value. This revolving note matures in December 2012 and is annually renewable and requires monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, which was 2.03% and 2.01% at December 31, 2011 and 2010.

In 2010, the Company entered into a sale-leaseback transaction with a leasing company for the sale of certain fixed assets for approximately $323,000. There was no gain or loss on the sale. The Company did not retain the benefits and risk to the property sold and the risk of ownership was transferred to the leasing company. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments totaling approximately $339,000 related to these assets over a three year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and the Company was in compliance with this covenant at December 31, 2011 and 2010. The net book value of these certain fixed assets is approximately $216,000 and $323,000 at December 31, 2011 and 2010, respectively.

At December 31, 2011, future required payments under the capital lease are as follows:

2012	$113,086
2013	113,086

Total	226,172
Less imputed interest	(7,233)

Present value of minimum lease payments	$218,939

12. DERIVATIVE

In 2003, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with an original notional amount of $1,500,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases $10,000 per month in direct correlation to the principal reduction of the mortgage. The Company believes that the risk of nonperformance by the counter party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement at December 31, 2011 and 2010 was a liability of approximately $16,000 and $28,000, respectively. These amounts are included in other payables and accruals in the accompanying consolidated balance sheets. The amount included in other comprehensive income (loss) related to the interest rate swap was $7,448, $(2,644), and $9,462, net of income tax expense (benefit) of $3,837, $(1,362), and $4,874 during 2011, 2010 and 2009, respectively. The agreement will terminate upon maturity of the mortgage loan payable (Note 11).

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $231,000, $198,000 and $176,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2011, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2012	$113,000
2013	88,000
2014	54,000
2015	38,000
2016 and thereafter	14,000

Total	$307,000

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

14. LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $62,000, $62,000 and $66,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts are recorded as other income in the accompanying consolidated statements of operations. As of December 31, 2011, approximate future minimum annual lease income under non-cancelable leases are as follows:

Years Ending December 31
2012	$61,000
2013	51,000
2014	34,000

Total	$146,000

15. RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $52,000, $65,000, and $56,000 in 2011, 2010, and 2009, respectively.

16. LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2011 and 2010. The Company did not have any interest expense or significant fees for the line of credit for the three years ended December 31, 2011. As of December 31, 2011 and 2010, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2012.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company has an additional annually renewable working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.88% at December 31, 2011 and 2010. The Company did not have any interest expense or significant fees for the line of credit for the three years ended December 31, 2011. At December 31, 2011 and 2010, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2012. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit will also have an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2012. At December 31, 2011 and 2010, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The results of the fully-insured and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $13,876,000, $12,373,000, and $12,169,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2011, 2010 and 2009 (amounts in thousands):

	Fiscal Year Ended December 31, 2011			Fiscal Year Ended December 31, 2010
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$52,084	$42,006	$10,078	$52,030	$43,316	$8,714
Self-insured dental	23,650	20,345	3,305	23,022	19,826	3,196
Corporate, all other	493	—	493	463	—	463

Total	$76,227	$62,351	13,876	$75,515	$63,142	12,373

Investment income			111			115
Realized gains (losses) on investments, net			17
Other income			61			64
Insurance expense			13,177			12,518

Income before income tax			$888			$34

Total assets-corporate			$38,402			$44,646

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Fiscal Year Ended December 31, 2009
	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental	$45,355	$37,018	$8,337
Self-insured dental	24,703	21,288	3,415
Corporate, all other	417	—	417

Total	$70,475	$58,306	12,169

Investment income			99
Realized gains (losses) on investments, net
Other income			72

Insurance expense			12,735

Loss before income tax			$(395)

Inter-segment revenues were not significant for 2011, 2010, or 2009.

18. RELATED PARTIES

All of the Company’s Class A, Class B and Provider Preferred Redeemable Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $40,218,000, $41,207,000 and $42,152,000 in 2011, 2010 and 2009, respectively. The Company had claims payable liability to related party providers of approximately $1,815,000 and $1,834,000 at December 31, 2011 and 2010, respectively.

Seven of our Board members are also participating providers and as a group received approximately $159,000, $141,000 and $155,000 in directors’ fees for the years ended December 31, 2011, 2010, and 2009, respectively.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 (amounts in thousands):

	December 31, 2011				December 31, 2010
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$1,006	$1,006			$608	$608
Investment grade corporate bonds			2,791	2,791
Short-term investments
Money market funds		$108		108		$556		556
Federally-Insured certificates of deposits			200	200			402	402
Deferred compensation investments(a)
Equity mutual fund investments		258		258		323		323
State guarantee fund deposits(b)
Government securities		235		235		228		228
Federally-Insured certificates of deposits			50	50			50	50

Total		$601	$4,047	$4,648		$1,107	$1,060	$2,167

Liabilities
Interest rate swap(c)			$16	$16			$28	$28

Total	$		$16	$16	$		$28	$28

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and exchange-traded equity securities. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits and investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies global securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Such items are classified as Level 2 of the fair-value hierarchy. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

Certain assets and liabilities included in other assets are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. For the year ended December 31, 2011 and 2010, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

20. QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2011 and 2010 is as follows (amounts in thousands, except for per share results):

	2011
	March 31	June 30	September 30	December 31	Total
Premium revenue	$18,992	$18,633	$19,648	$18,954	$76,227
Gross profit	2,802	3,449	3,649	3,976	13,876
Income (loss) before income taxes	(386)	227	432	615	888
Net income (loss) on redeemable shares	(245)	144	275	378	552
Less declared dividend for preferred shares	(4)	(4)	(4)	(4)	(16)
(Less) accretion plus dilution allocated to redeemable preferred shares	(16)	9	18	28	39
Net income (loss) to redeemable common shares	$(233)	$131	$253	$346	$497
Basic earnings (loss) per redeemable common share(a)	$(28.96)	$16.39	$31.78	$42.67	$61.82
Dilutive earnings (loss) per redeemable common share(a)	$(28.96)	$16.04	$31.09	$42.63	$61.77

	2010
	March 31	June 30	September 30	December 31	Total
Premium revenue	$18,683	$18,760	$19,446	$18,626	$75,515
Gross profit	2,994	2,516	2,695	4,168	12,373
Income (loss) before income taxes	(175)	(749)	(318)	1,276	34
Net income (loss) on redeemable shares	(112)	(480)	(321)	925	12
Less declared dividend for preferred shares	—	—	(3)	(14)	(17)
(Less) accretion plus dilution allocated to redeemable preferred shares	(4)	(18)	(14)	62	26
Net income (loss) to redeemable common shares	$(108)	$(462)	$(310)	$849	$(31)
Basic and dilutive earnings (loss) per redeemable common share(a)	$(13.15)	$(56.50)	$(38.16)	$105.40	$(3.74)

(a)	The sum of quarterly earnings per redeemable common share may not equal the year end earnings per common share due to rounding.

21. SUBSEQUENT EVENTS

Subsequent to December 31, 2011, the Company entered into a Preferred Shares Purchase Agreement (the “Stock Purchase Agreement”) with an investor. Pursuant to the Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares (the “Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each Share shall be (i) in respect of the dividend payable in 2012, 5% of the per share issue price, prorated based on the number of days which the Share was outstanding in 2012; and (ii) in respect of the dividends payable in 2013 and all years thereafter, 5% of the book value of the Share on December 31 of the preceding year, prorated based on the number of days which the Share was outstanding in the preceding year. In the event of any liquidation, dissolution or winding up of the Company, any merger or consolidation resulting in a change of control of the Company, or any sale, lease, transfer or other disposition of substantially all of the assets of Company, the investor will have the right to receive a cash payment in an amount equivalent to the consideration the investor would have otherwise received if the investor had the ability to convert each Share to 1.2 Class B Common

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Shares, subject to adjustment. The proceeds of the sale of the Shares will be used to fund the expansion of current dental insurance products into new markets, to fund corporate infrastructure improvements and to increase the capital and surplus of Dental Care Plus, Inc. to support the growth of fully-insured dental insurance premium revenue. The sale of the Shares under the Stock Purchase Agreement closed on January 4, 2012, pursuant to a private sale exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On March 14, 2012 the Company’s Board of Directors declared a $21.00 per share dividend for all Class A and Class B redeemable common shareholders of record on March 14, 2012, totaling approximately $177,000 payable on March 21, 2012. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2011, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2012 in the sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2012.

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In January 2011, the non-employee members of the Board were granted a total of 168 RSUs. In 2011, Named Executive Officers and other key employees were granted 80 restricted share units. As of December 31, 2011, the Company granted a total of 1,590 RSUs, net of forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	13,410

TOTAL	—	—	13,410

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 25, 2012.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(3)	Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries

Schedule I—Summary of Investments—

Other than Investments in Related Parties

At December 31, 2011

(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities:
Bonds:
All other corporate bonds	$2,727	$2,791	$2,791
Certificates of deposit	1,200	1,206	1,206

Total Fixed Maturities	$3,927	$3,997	$3,997

Other short-term investments:
Money Market Fund	$108	$108	$108

Total Investments	$4,035	$4,105	$4,105

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2011 and 2010

	2011	2010
ASSETS
INVESTMENTS:
Short-term investments	$41,726	$41,721
CASH AND CASH EQUIVALENTS	524,732	197,612
INTERCOMPANY RECEIVABLES	4,758	14,542
INTERCOMPANY NOTE RECEIVABLE	230,000	230,000
INVESTMENT IN SUBSIDIARIES	6,743,866	6,100,346
DEFERRED INCOME TAX	468,695	433,202
OTHER ASSETS	499,758	523,945

TOTAL ASSETS	$8,513,535	$7,541,368

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$1,061,622	$821,066
DEFERRED COMPENSATION	1,196,383	1,091,745

TOTAL LIABILITIES	2,258,005	1,912,811

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Institutional Preferred Shares, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding at December 31, 2011 and 2010	344,402	326,458
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, zero and 330 at December 31, 2011 and 2010, respectively		185,447
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares;issued and outstanding, 596 and 608 at December 31, 2011 and 2010, respectively	418,263	384,825
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares;issued and outstanding, 7,827 and 7,476 at December 31, 2011 and 2010, respectively	5,492,865	4,731,827

Total redeemable shares	6,255,530	5,628,557

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 94,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$8,513,535	$7,541,368

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Operations

For each of the Three Years in the Period ended December 31, 2011

	2011	2010	2009
REVENUES
Management fees from Subsidiaries	$8,076,160	$7,646,001	$8,005,008
Investment income	7,480	7,541	9,284
Administrative fees	249,034	211,044	173,331

Total revenues	8,332,674	7,864,586	8,187,623

EXPENSES
Insurance expense:
Salaries and benefit expense	4,995,472	4,932,362	4,674,401
Other insurance expense	3,358,799	2,966,525	3,553,475

Total expenses	8,354,271	7,898,887	8,227,876

LOSS BEFORE INCOME TAX	(21,597)	(34,301)	(40,253)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	56,839	39,937	119,455
Deferred	(35,493)	(43,252)	(120,973)

Total	21,346	(3,315)	(1,518)

Loss before undistributed income of subsidiaries	(42,943)	(30,986)	(38,735)
Undistributed income (loss) of subsidiaries	594,796	42,948	(250,528)

NET INCOME (LOSS) ON REDEEMABLE SHARES	$551,853	$11,962	$(289,263)

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

For the Three Years in the Period ended December 31, 2011

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$551,853	$11,962	$(289,263)
Adjustments to reconcile net income (loss)to net cash (used in) provided by operating activities:
Undistributed (income) loss of subsidiaries	(594,796)	(42,948)	250,528
Deferred income taxes	(35,493)	(43,252)	(120,973)
Deferred compensation	225,551	132,646	275,357
Effects of changes in operating assets and liabilities:
Accrued investment incomes			1,199
Intercompany accounts receivables	9,784	9,051	2,578
Other assets	24,187	(109,296)	(115,189)
Other payables and accruals	268,936	(243,055)	55,264

Net cash provided by (used in) operating activities	450,022	(284,892)	59,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments			(4,744,541)
Sales of investments			5,195,000

Net cash provided by investing activities			450,459

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of intercompany note receivable			(80,000)
Investment in subsidiaries, net		(330,000)
Repurchase of redeemable shares	(128,153)	(61,236)	(172,488)
Issuance of redeemable shares		317,753	221,534
Additional contribution with share exchange	21,828
Dividends paid	(16,577)	(10,519)

Net cash used in financing activities	(122,902)	(84,002)	(30,954)

INCREASE (DECREASE) IN CASH	327,120	(368,894)	479,006
CASH AND CASH EQUIVALENTS—Beginning of period	197,612	566,506	87,500

CASH AND CASH EQUIVALENTS—End of period	$524,732	$197,612	$566,506

SUPPLEMENTAL CASH FLOW INFORMATION
Redeemed common shares (in other payables and accruals)	$71,310	$99,439	$62,170
Dividends payable (in other payables and accruals)	16,323	16,577	10,519
Redeemed common shares issued in lieu of cash payment of deferred compensation	120,913	621
Class A redeemable common shares exchanged for Class B redeemable common shares	1,232	2,279	2,012
Class B redeemable common shares exchanged for Class A redeemable common shares			590
Redeemable provider preferred shares exchanged for Class B redeemable common shares	205,166

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

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

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $75,000, $76,000 and $67,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2010, the parent company received a dividend from the Adenta Inc. subsidiary in the amount of $120,000 and the parent company invested an additional $450,000 in the Dental Care Plus Inc. subsidiary. There were no dividends declared or paid to the parent company in 2011 or 2009.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2011

(amounts in thousands)

	2011	2010	2009
Deferred policy acquisition cost(a)	$1,598	$2,118	$1,241

Claims payable(a)	$2,801	$2,776	$2,317

Unearned premium(a)	$22,457	$29,531	$20,959

Other policy claims and benefits payable(a)	$2,212	$2,571	$1,840

Premium revenues
Fully-insured dental	$52,084	$52,030	$45,355
Self-insured dental	23,650	23,022	24,703
Corporate, All Other	493	463	417

	$76,227	$75,515	$70,475

Investment income(a)	$111	$115	$99

Future policy benefits, losses, claims and expense losses
Fully-insured dental	$42,006	$43,316	$37,018
Self-insured dental	20,345	19,826	21,288

	$62,351	$63,142	$58,306

Amortization of deferred policy acquisition cost(a)	$3,921	$3,487	$2,742

Other operating expense(a)	$9,256	$9,031	$9,993

Premium written
Fully-insured dental	$45,242	$60,106	$44,494

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For each of the Three Years in the Period ended December 31, 2011

(amounts in thousands)

	2011		2010		2009
Gross earned premium amounts
Fully-insured dental		$51,864		$51,882		$45,355
Self-insured dental		23,650		23,022		24,703
Corporate, All Other		493		463		417

		$76,007		$75,367		$70,475

Ceded earned premium amounts to other companies
Fully-insured dental	$		$		$
Self-insured dental
Corporate, All Other

	$		$		$

Assumed amounts from other companies
Fully-insured dental		$220		$148	$
Self-insured dental
Corporate, All Other

		$220		$148	$

Net earned premium amounts
Fully-insured dental		$52,084		$52,030		$45,355
Self-insured dental		23,650		23,022		24,703
Corporate, All Other		493		463		417

		$76,227		$75,515		$70,475

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2011:
Allowance for Uncollectible Accounts Receivable	$8,116	31,203	24,026	$15,293
Year ended December 31, 2010:
Allowance for Uncollectible Accounts Receivable	$10,863	20,918	23,665	$8,116
Year ended December 31, 2009:
Allowance for Uncollectible Accounts Receivable	$17,172	4,724	11,033	$10,863

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 14, 2012	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 14, 2012	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 14, 2012	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 14, 2012	/s/ Roger M. Higley
Roger M. Higley
Vice Chairman of the Board of Directors

March 14, 2012	/s/ Fred H. Peck
Fred H. Peck
Treasurer

March 14, 2012	/s/ Michael Carl
Michael Carl
Director

March 14, 2012	/s/ Jack M. Cook
Jack M. Cook
Director

March 14, 2012	/s/ David A. Kreyling
David A. Kreyling
Director

March 14, 2012	/s/ James E. Kroeger
James E. Kroeger
Director

March 14, 2012	/s/ Donald J. Peak
Donald J. Peak
Director

March 14, 2012	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 14, 2012	/s/ Mark Zigoris
Mark Zigoris
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)

3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)

3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)

3.4	Amendment to Amended and Restated Articles of Incorporation of DCP Holding Company effective January 3, 2012 (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K current report filed on January 6, 2012)

10.1	Employment Agreement between DCP Holding Company and Anthony A. Cook effective January 1, 2011 (incorporated by reference to the Company’s Form 8-K current report filed on July 15, 2011)

10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.4	Open-End Mortgage and Security Agreement dated June 12, 2003 in favor of Fifth Third Bank (incorporated by reference to Exhibit 10.5 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.5	Assignment of Rents and Leases dated June 12, 2003 between Dental Care Plus, Inc. and Fifth Third Bank (incorporated by reference to Exhibit 10.6 to the Company’s Form 10 registration statement filed on May 1, 2006)

10.6	Revolving Note and Open-End Mortgage and Security Agreement dated December 16, 2011 between Dental Care Plus, Inc. and Fifth Third Bank, filed herewith

10.7	Sixth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2011 (incorporated by reference to the Company’s Form 8-K current report filed on July 15, 2011)*

10.8	Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K current report filed on July 21, 2010)

10.9	Preferred Shares Purchase Agreement between DCP Holding Company and Cincinnati Financial Corporation dated as of January 4, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K current report filed January 6, 2012)

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)

21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith

*	Reflects management contracts or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.