Form 10-Q
period 2012-03-31
DCP Holding CO
filed 2012-05-15
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of March 31, 2012, there were 587 and 7,812 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $3,625,000 and $3,727,000 at March 31, 2012 and December 31, 2011, respectively	$3,752,076	$3,797,511
Short-term investments, available for sale at fair value, amortized cost of $448,000 and $308,000 at March 31, 2012 and December 31, 2011, respectively	448,048	307,853

Total investments	4,200,124	4,105,364
CASH AND CASH EQUIVALENTS	7,431,918	6,976,358
ACCRUED INVESTMENT INCOME	28,041	39,664
ACCOUNTS RECEIVABLE, net of allowance of $14,268 and $15,293 at March 31, 2012 and December 31, 2011, respectively	430,669	567,200
UNBILLED ACCOUNTS RECEIVABLE	34,777,298	21,219,366
DEFERRED ACQUISITION COSTS	2,231,074	1,408,214
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,425,421 and $2,365,446 at March 31, 2012 and December 31, 2011, respectively	2,272,521	2,300,308
OTHER ASSETS	1,854,796	1,660,055

TOTAL ASSETS	$53,226,441	$38,276,529

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,697,756	$2,801,468
UNEARNED PREMIUM REVENUE	36,471,079	22,456,802
OTHER PAYABLES AND ACCRUALS	4,078,559	4,042,879
REVOLVING NOTE	650,000	650,000
MORTGAGE LOAN PAYABLE	750,000	780,000
CAPITAL LEASE OBLIGATION	192,317	218,939
DEFERRED COMPENSATION	1,335,101	1,196,383

TOTAL LIABILITIES	46,174,812	32,146,471

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at March 31, 2012 and December 31, 2011, respectively	341,265	342,464
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2012 and zero at December 31, 2011, respectively	985,040
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 587 and 596 shares at March 31, 2012 and December 31, 2011, respectively	400,139	409,211
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,812 and 7,827 shares at March 31, 2012 and December 31, 2011, respectively	5,325,185	5,378,383

Total redeemable preferred and common shares	7,051,629	6,130,058

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 93,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$53,226,441	$38,276,529

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011

REVENUES
Premium revenue	$19,799,996	$18,991,719
Investment income	31,553	27,301
Other income	11,627	14,589

Total revenues	19,843,176	19,033,609

EXPENSES
Healthcare services expense	16,240,430	16,189,978

Insurance expense:
Salaries and benefits expense	1,378,687	1,311,708
Commission expenses and other acquisition costs	859,827	863,442
Other insurance expense	1,223,861	1,133,714

Total insurance expense	3,462,375	3,308,864

Total expenses	19,702,805	19,498,842

INCOME (LOSS) BEFORE INCOME TAX	140,371	(465,233)

INCOME TAX EXPENSE (BENEFIT)	46,742	(167,592)

NET INCOME (LOSS) ON REDEEMABLE SHARES	$93,629	$(297,641)

OTHER COMPREHENSIVE INCOME, NET OF TAX

Change in the fair value of interest rate swap	1,631	2,823
Change in the fair value of investments	37,163	(1,840)

	38,794	983

TOTAL COMPREHENSIVE INCOME (LOSS)	$132,423	$(296,658)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series				Other Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings		Comprehensive Income (Loss)

Balance at December 31, 2011	596	$409,211	7,827	$5,378,383	300	$342,464

Net income												$93,629			$93,629
Change in fair value of interest rate swap (net of income tax expense of $841)													$1,631		1,631
Change in fair value of investments (net of income tax expense of $19,129)													37,163		37,163
Dividend declared												(193,688)			(193,688)
Redeemable Shares issued							1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(7)	(5,006)	7	5,006
Redeemable Shares repurchased	(2)	(1,430)	(22)	(15,734)
Dilution of shares to redemption value		(2,636)		(42,470)		(1,199)		(14,960)				100,059	(38,794)		61,265

Balance at March 31, 2012	587	$400,139	7,812	$5,325,185	300	$341,265	1,000	$985,040		$	$		$	$

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series				Other Accumulated	Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings		Comprehensive Income (Loss)

Balance as reported December 31, 2010	608	$384,825	7,476	$4,731,827	$300	$326,458			330	$185,447
Cumulative effect of a change in accounting for deferred policy acquistion costs, net of tax												$(164,533)			$(164,533)
Dilution of shares to redemption value		(11,731)		(144,017)		(3,064)				(5,721)		164,533			164,533

Balance as adjusted December 31, 2010	608	373,094	7,476	4,587,810	300	323,394			330	179,726
Net loss												(297,641)			(297,641)
Change in fair value of interest rate swap (net of income tax expense of $1,454)													$2,823		2,823
Change in fair value of investments (net of income tax benefit of $948)													(1,840)		(1,840)
Dividend declared												(4,082)			(4,082)
Class A Common Shares exchanged for Class B Commons Shares	(1)	(633)	1	633
Redeemable Shares repurchased			(34)	(21,520)
Dilution of shares to redemption value		(21,225)		(260,263)		(8,987)				(10,265)		301,723	(983)		300,740

Balance at March 31, 2011	607	$351,236	7,443	$4,306,660	300	$314,407		$	330	$169,461	$		$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable shares	$93,629	$(297,641)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	64,096	68,432
Deferred compensation	138,718	104,353
Effects of changes in operating assets and liabilities:
Accrued investment income	11,623	3,769
Accounts receivable	136,531	41,977
Unbilled accounts receivable	(13,557,932)	(8,907,210)
Deferred acquisition costs	(822,860)	(589,728)
Other assets	(194,721)	(160,133)
Claims payable	(103,712)	(14,509)
Unearned premium revenue	14,014,277	9,115,238
Other payables and accruals	37,312	374,685

Net cash used in operating activities	(183,039)	(260,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(244,375)	(557,618)
Sales and maturities of investments	206,795	514,698
Acquisition of property and equipment	(32,188)	(9,296)

Net cash used in investing activities	(69,768)	(52,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(30,000)	(30,000)
Payments on capital lease	(26,622)	(25,800)
Repurchase of redeemable shares		(59,611)
Redeemable shares issued	1,000,000
Dividends paid	(210,011)	(16,577)
Other financing activities	(25,000)

Net cash provided by (used in) financing activities	708,367	(131,988)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455,560	(444,971)

CASH AND CASH EQUIVALENTS—Beginning of period	6,976,358	6,061,069

CASH AND CASH EQUIVALENTS—End of period	$7,431,918	$5,616,098

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$11,400	$14,500
Cash paid for income taxes	515,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$88,474	$61,348
Class A redeemable common shares exchanged for Class B redeemable common shares	5,006	633
Dividends payable (in other payables and accruals)		4,081

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2011 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2011 filed with the Commission on March 19, 2012. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company changed its reportable segments in the first quarter of 2012 to reflect management’s revised view of the business and to align the external financial reporting with a new operating and internal reporting model. The Company has separated the fully-insured dental PPO product into its own segment as a result of recent revenue growth of the fully-insured dental PPO and the unique sales and operations management considerations for this product in the Company’s expanding markets. All respective amounts related to the segment change have been retrospectively adjusted throughout the financial statements.

Adopted Accounting Standards—Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition costs and requires that only incremental direct costs of successful contract acquisition be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact on redeemable commons shares totaled approximately $125,000, net of tax. The Company has applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

The following table illustrates the effect of the guidance change in the condensed consolidated balance sheets:

	March 31, 2012	December 31, 2011
		As Reported	As Restated	Difference
Deferred acquisition costs	$2,231,074	$1,598,323	$1,408,214	$(190,109)
Other assets	1,854,796	1,595,418	1,660,055	64,637
Total assets	53,226,441	38,402,001	38,276,529	(125,472)
Redeemable shareholders’ equity	7,051,629	6,255,530	6,130,058	(125,472)

The following table illustrates the effect of the guidance change in the condensed consolidated statements of comprehensive income (loss):

	Three months ended
	March 31, 2012	March 31, 2011
		As Reported	As Restated	Difference
Commission expenses and other acquisition costs	$859,827	$783,981	$863,442	$(79,461)
Net Income (Loss) on redeemable common shares	93,629	(245,197)	(297,641)	(52,444)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2011. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses, among others. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $36,471,000 and $22,457,000 at March 31, 2012 and December 31, 2011, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $34,777,000 and $21,219,000 at March 31, 2012 and December 31, 2011, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,694,000 and $1,237,000 at March 31, 2012 and December 31, 2011, respectively. Management has determined that as of March 31, 2012 and December 31, 2011, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. The Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income (loss).

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

Healthcare Services Expense— The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product and, effective April 1, 2011, the in-network portion of the dental PPO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of comprehensive income (loss). Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld, unless the Company’s Board authorizes an amount to be paid to the providers.

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

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and money market funds. The Company classifies all certificates of deposit investments and the money market funds as available-for-sale. The Company engages a fixed income portfolio manager to manage the Company’s investment grade corporate bonds, under the Company’s direction, in order to maximize investment returns. Such certificates of deposit, investment grade corporate bonds and money market funds investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income (loss.) The Company recognizes gains and losses when these securities mature or are sold using the specific identification method.

Management follows a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to record an impairment for a security incorporates both quantitative criteria and qualitative information. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company’s impairment policy for fixed-maturity securities states that other-than-temporary impairment is considered to have occurred if (1) the Company intends to sell the impaired fixed maturity security; (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $284,000 and $285,000 at March 31, 2012 and December 31, 2011, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $1,750,000 and $1,563,000 and amortized approximately $877,000 and $973,000 of these capitalized costs for the three months ended March 31, 2012 and 2011, respectively. These amounts are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income (loss).

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $61,000 and $65,000 for the three months ended March 31, 2012 and 2011, respectively. The healthcare services expense assumed was approximately $51,000 and $65,000 for the three months ended March 31, 2012 and 2011, respectively. The Company had approximately $13,000 and $12,000 of reinsurance premium receivable and claims payable of approximately $19,000 and $20,000 at March 31, 2012 and December 31, 2011, respectively.

New Accounting Standards— In December 2011, the FASB issued guidance on the deferred presentation of comprehensive income that was issued by the FASB in June 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of reclassification adjustments. The deferral of those changes allows the FASB time to further consider whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The Company has adopted the new guidance and has elected to present one continuous condensed consolidated statement of comprehensive income (loss). This did not have a material impact on the consolidated financial statements.

In May 2011, the FASB issued guidance related to amendments to certain measurement principles and disclosures regarding fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the consolidated financial statements and related disclosures.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,000,000 and $1,200,000 as of March 31, 2012 and December 31, 2011, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds with a cost and fair value of $347,693 and $107,699 as of March 31, 2012 and December 31, 2011, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $2,725,000 and $2,727,000 as of March 31, 2012 and December 31, 2011, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

The investment grade corporate bonds consisted of seventeen different securities each with a credit rating of A- or better at March 31, 2012. The remaining six securities had a credit rating of between BB+ and BBB+ at March 31, 2012. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.38% at March 31, 2012. The weighted average maturity of our investment grade corporate bonds was 9.11 years at March 31, 2012. The unrealized gains and losses on available-for-sale investment activity are due to a change in market prices for these investments caused by any changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the three months ended March 31, 2012 and 2011.

At March 31, 2012 and December 31, 2011, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized Cost	Fair Value	% of Total Value
March 31, 2012
Maturity dates occurring:
Less than 1 year (One certificate of deposit)	$100,000	$100,355	2.6%
Greater than 1 year (Six certificates of deposit and twenty-three corporate bonds)	3,624,660	3,752,076	97.4%

Total investments	$3,724,660	$3,852,431	100.0%

	Available-for-Sale
	Amortized Cost	Fair Value	% of Total Value
December 31, 2011
Maturity dates occurring:
Less than 1 year (One certificates of deposit)	$200,000	$200,154	5.0%
Greater than 1 year (Seven certificates of deposit and twenty-three corporate bonds)	3,727,359	3,797,511	95.0%

Total investments	$3,927,359	$3,997,665	100.0%

Investments classified at March 31, 2012 and December 31, 2011 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
March 31, 2012
Money market fund	$347,693			$347,693
Certificates of deposit, short term	100,000	$355		100,355
Certificates of deposit, fixed maturities	900,000	14,290		914,290
Corporate Bonds, fixed maturities	2,724,660	114,298	$(1,172)	2,837,786

Total investments	$4,072,353	$128,943	$(1,172)	$4,200,124

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2011
Money market fund	$107,699			$107,699
Certificates of deposit, short term	200,000	$154		200,154
Certificates of deposit, fixed maturities	1,000,000	6,140		1,006,140
Corporate Bonds, fixed maturities	2,727,359	79,255	$(15,243)	2,791,371

Total investments	$4,035,058	$85,549	$(15,243)	$4,105,364

Unrealized losses on investments are generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a write-down to fair market value. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three months ended March 31, 2012 and 2011. The Company had no investments in a continuous unrealized loss position for greater than one year as of March 31, 2012 and December 31, 2011.

4.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods and is included in other insurance expense in the condensed consolidated statements of comprehensive income (loss). The fair value of the liability awards are remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $25,000 and $15,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2012 and 2011, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. In 2012, the Company established a long-term incentive compensation program for named executive officers up to 45% of their base salaries in the form of share awards contingent on the performance of the company over a three year period.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $84,000 and $72,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there is approximately $339,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.81 years.

In March 2012, the Board declared a $21.00 per share dividend for all Class A and Class B redeemable common shareholders. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $28,000.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three months ended March 31, 2012 and 2011 were $741 and $639, respectively. At March 31, 2012 and December 31, 2011, the deferred compensation liability was approximately $1,335,000 and $1,196,000, respectively.

The following is a summary of activity of non-vested awards for the three months ended March 31, 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2012			148.4	$788
Granted	156.0	$723	220.0	753

Non-vested awards at March 31, 2012	156.0	$723	368.4	$767

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2012	908.0	$702	256.6	$710
Share based dividend	26.7	715	7.5	715

Vested awards at March 31, 2012	934.7	$702	264.1	$710

There were no share awards that vested during the three months ended March 31, 2012.

5.	SEGMENT INFORMATION

The Company manages its business with four segments: fully-insured dental HMO and indemnity, fully-insured dental PPO, self-insured dental and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other consists of revenue associated with the Company’s dental indemnity, dental PPO, and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups, pricing, benefits and underwriting requirements. The Company changed the composition of its reportable segments in the first quarter of 2012, and the amounts in the prior period financial statements relating to reportable segments have been modified to conform to the current composition of reportable segments. The Company changed the reportable segments to reflect managements’ view of the dental PPO products in the Company’s expanding markets. Prior to 2012, the Company managed its business with three segments: dental fully-insured, dental self-insured and corporate, all other.

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to the segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $3,560,000 and $2,802,000 for the three months ended March 31, 2012 and 2011, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2012 and 2011 (amounts in thousands):

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$10,914	$8,698	$2,216	$10,530	$8,720	$1,810
Fully-insured dental PPO	2,735	2,353	382	2,390	2,352	38
Self-insured dental	6,026	5,189	837	5,950	5,118	832
Corporate, all other	125		125	122		122

Total	$19,800	$16,240	3,560	$18,992	$16,190	2,802

Investment income			31			27
Other income			12			15

Insurance expense			3,462			3,309

Income (loss) before income tax			$141			$(465)

Total assets-corporate			$53,226			$53,628

Inter-segment revenues were not significant for the three months ended March 31, 2012 and 2011.

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. Our income tax expense for the three months ended March 31, 2012 was approximately $47,000 with an effective tax rate of 33.3%. Our income tax benefit for the three months ended March 31, 2011 was approximately $168,000 with an effective tax rate of 36.0%. Tax years subsequent to 2008 remain open to examination by the Internal Revenue Service (“IRS”), and 2007 remains open to other state and local tax authorities. As of March 31, 2012, we are under an examination with the IRS for our 2009 U.S. federal income tax return. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.99% and 2.03% at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the carrying value of the mortgage note of $750,000 approximates fair value. The Company validates the fair market value of the mortgage note by using a discounted cash flow model. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013 (see Note 9).

The Company has a revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on the office building that matures in December 2012. There was a principal balance outstanding of $650,000 at March 31, 2012 and December 31, 2011. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.99% and 2.03% at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the carrying value of the revolving note approximates fair value. The Company validates the fair market value of the revolving note by using a discounted cash flow model. The revolving note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at March 31, 2012 and December 31, 2011, respectively. The Company did not have any interest expense or significant fees for the line of credit for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2012.

The Company has an additional annually renewable working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at March 31, 2012 and December 31, 2011, respectively. The Company did not have any interest expense for the line of credit in the three months ended March 31, 2012 and 2011. At March 31, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2012. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2012. At March 31, 2012 and December 31, 2011, there was no amount outstanding on the irrevocable letter of credit obligation.

8.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (amounts in thousands):

	March 31, 2012				December 31, 2011
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$914	$914			$1,006	$1,006
Investment grade corporate bonds			2,838	2,838			2,791	2,791
Short-term investments
Money market funds		$348		348		$108		108
Federally-Insured certificates of deposits			100	100			200	200
Deferred compensation investments (a)
Equity mutual fund investments		298		298		258		258
State guarantee fund deposits (b)
Government securities		234		234		235		235
Federally-Insured certificates of deposits			50	50			50	50

Total		$880	$3,902	$4,782		$601	$4,047	$4,648

Liabilities
Interest rate swap (c)			$14	$14			$16	$16

Total	$		$14	$14	$		$16	$16

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

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

Certain assets and liabilities included in other assets are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill measured at cost that are written down to fair value during a period as a result of an impairment. As of March 31, 2012 and December 31, 2011, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

9.	DIVIDEND ON REDEEMABLE COMMON SHARES

On March 14, 2012, the Company’s Board of Directors declared a $21.00 per share dividend for all Class A and Class B redeemable common shareholders of record on March 14, 2012, totaling approximately $177,000 paid on March 21, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of March 31, 2012, we had approximately 296,100 members in our dental and vision benefit programs with approximately 2,600 dentists participating in our dental HMO network and approximately 2,800 dentists participating in our dental PPO network. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,100 additional dentists in Ohio, Kentucky and Indiana and approximately 33,900 additional dentists throughout the United States.

We changed our reportable segments in the first quarter of 2012 to reflect management’s recent view of the business and to align our external financial reporting with our new operating and internal reporting model. We have separated the fully-insured dental PPO product into its own segment as a result of recent revenue growth of the fully-insured dental PPO and the unique sales and operations management considerations for this product in the Company’s expanding markets. All respective amounts related to the segment change have been retrospectively adjusted throughout the financial statements.

We manage our business with four reportable segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental, and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other primarily consists of revenue associated with our dental and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, indemnity and PPO products and our vision product line are primarily marketed to employer groups. The results of our fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. We do not measure the gross profit of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, assets or liabilities to our segments because we don't use these measures to analyze the segments. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

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

Highlights

•

We had net income of approximately $94,000 for the three months ended March 31, 2012 compared to a net loss of approximately $297,000 for the three months ended March 31, 2011. The profitability improvement in the 2012 quarter is primarily due to rate increases for fully-insured dental HMO/IND and fully-insured dental PPO groups negotiated at renewal in 2011 and the first quarter of 2012, and lower healthcare services expense on a per member per month (“PMPM”) basis. The lower healthcare services on a PMPM basis for the fully-insured PPO segment is primarily due to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product effective April 1, 2011.

•

To date in 2012, our dental and vision product membership increased by approximately 5,400 members to approximately 296,100 members at March 31, 2012. This membership increase from December 31, 2011 is due to an increase in fully-insured dental HMO/IND membership of approximately 1,300 members, an increase in fully-insured dental PPO membership of approximately 2,400 members, an increase in self-insured membership of approximately 1,300 members, and an increase in corporate, all other membership of approximately 200 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 85.2% in the three months ended March 31, 2011 to 82.0% in the three months ended March 31, 2012. This loss ratio decrease is due to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal and a decrease in fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis during the first three months of 2012 compared to the first three months of 2011.

•

In January 2012, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio based insurance company.

•

In March 2012, we paid a dividend of $21.00 per share to all holders of Redeemable Class A and Class B Common Shares. This was the first dividend paid to the Redeemable Common Shareholders in the history of the Company.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended March 31, 2012, (the “2012 quarter”) and the three months ended March 31, 2011, (the “2011 quarter”.)

The following table presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of March 31, 2012	As of March 31, 2011	Change
Membership:
Fully-insured dental HMO / indemnity	147,900	146,300	1.1%
Fully-insured dental PPO	40,900	37,400	9.4%
Self-insured dental	84,300	81,700	3.2%
Corporate, all other	23,000	21,600	6.5%

Total membership	296,100	287,000	3.2%

	Three months ended March 31, 2012	Three months ended March 31, 2011	Change
Premium revenue:
Fully-insured dental HMO/IND	$10,914	$10,530	3.6%
Fully-insured dental PPO	2,735	2,390	14.4%
Self-insured dental	6,026	5,950	1.3%
Corporate, all other	125	122	2.5%

Total premium revenue	19,800	18,992	4.3%

Investment income	31	27	14.8%

Other income	12	15	(20.0%)

Total revenue	19,843	19,034	4.3%

Healthcare services expense:
Fully-insured dental HMO/IND	8,698	8,720	(0.3%)
Fully-insured dental PPO	2,353	2,352	0.0%
Self-insured dental	5,189	5,118	1.4%
Corporate, all other			0.0%

Total healthcare service expense	16,240	16,190	0.3%

Insurance expense	3,462	3,309	4.6%

Income tax expense (benefit)	47	(168)	*

Net Income (Loss)	$94	$(297)	131.6%

*	not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $384,000 in the 2012 quarter from the 2011 quarter, and fully-insured dental HMO/IND premium on PMPM basis increased by 2.5%, from $23.99 PMPM in the 2011 quarter to $24.58 PMPM in the 2012 quarter due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $345,000 in the 2012 quarter from the 2011 quarter, and fully-insured dental PPO premium on a PMPM basis increased by 6.0%, from $21.06 PMPM in the 2011 quarter to $22.32 PMPM in the 2012 quarter due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense decreased by $22,000 in the 2012 quarter from the 2011 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 1.4%, from $19.87 PMPM in the 2011 quarter to $19.59 PMPM in the 2012 quarter. The lower level of dental HMO/IND healthcare services expense on a per member per month basis resulted in a decrease in healthcare services expense of $124,000 that was offset by an increase in dental HMO/IND healthcare services expense of $103,000 due to an increase in membership volume in the 2012 quarter compared to the 2011 quarter.

Fully-insured dental PPO healthcare services expense increased by $1,000 in the 2012 quarter from the 2011 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 7.3%, from $20.73 PMPM in the 2011 quarter to $19.21 PMPM in the 2012 quarter. This decrease is primarily the result of the 10% withhold on in- network claims that was not implemented for the in-network dental PPO product until April 1, 2011. The lower level of dental PPO healthcare services expense on a per member per month basis resulted in a decrease in healthcare services expense of $187,000 that was offset by an increase in dental PPO healthcare services expense of $188,000 due to an increase in membership volume in the 2012 quarter compared to the 2011 quarter.

Self-insured healthcare services expense increased by $70,000 in the 2012 quarter from the 2011 quarter. An increase in self-insured membership volume resulted in an increase of $162,000 in the 2012 quarter that was offset by a decrease in self-insured healthcare services expense of approximately $92,000 due to a 1.8% decrease in self-insured claims on a PMPM basis.

Insurance expense increased by $153,000 in the 2012 quarter compared to the 2011 quarter. This insurance expense increase is primarily attributable to higher broker commission expense, salaries and wages, and professional consulting expenses in the 2012 quarter compared to the 2011 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.4% for the 2012 quarter and 2011 quarter.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 1,600 members as of March 31, 2012 from March 31, 2011. This membership increase is primarily attributable to an increase of approximately 2,800 fully-insured dental HMO members offset by a decrease of approximately 1,200 fully-insured dental indemnity members. The increase in fully-insured dental HMO membership is the result of new sales in the Cincinnati and Northern Kentucky markets of approximately 12,200 members, offset by the loss of approximately 9,400 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A significant portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans. The decrease in fully-insured dental indemnity membership is primarily the result of the shift of these members to our fully-insured dental PPO after the introduction of the national PPO network in June 2011.

Our fully insured dental PPO membership increased by approximately 3,500 members as of March 31, 2012 from March 31, 2011. The increase in fully-insured dental PPO membership is the result of new sales in Ohio and Kentucky of approximately 6,800 members, offset by the loss of approximately 3,300 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 2,600 members as of March 31, 2012 from March 31, 2011. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 1,400 members as of March 31, 2012 from March 31, 2011. The increase is primarily due to an increase of approximately 1,800 members in our vision plan, offset by a decrease of approximately 400 dental indemnity members underwritten by a third party insurance carrier that shifted into the fully-insured HMO/IND segment at renewal.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2012 quarter increased by approximately $384,000 compared to the 2011 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $259,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2012 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $125,000. The fully-insured dental HMO/IND segment represents approximately 55.1% of our total dental business.

Fully-insured dental PPO premium revenue for the 2012 quarter increased by approximately $345,000 compared to the 2011 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $154,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2012 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $191,000. The fully-insured dental PPO segment represents approximately 13.8% of our total dental business.

Total self-insured dental revenue for the 2012 quarter increased approximately $75,000 compared to the 2011 quarter. Self-insured dental revenue increased by $188,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $113,000 due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization. The self-insured dental segment represents approximately 30.4% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2012 quarter increased approximately $66,000, or 1.2%, to approximately $5,713,000 in the 2012 quarter from approximately $5,647,000 in the 2011 quarter. Self-insured claim revenue increased by approximately $179,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $113,000 primarily due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization.

Self-Insured ASO Fees - Self-insured ASO fees for the 2012 quarter increased approximately $10,000, or 3.2%, to approximately $313,000 in the 2012 quarter from approximately $303,000 in the 2011 quarter. This $10,000 increase is attributable to the new self-insured product sales. Average self-insured ASO fee rates for the 2012 quarter were consistent with those in the 2011 quarter.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $3,000 in the 2012 quarter compared to the 2011 quarter. The corporate, all other segment represents approximately 0.6% of our total dental business.

Investment Income

Investment income for the 2012 quarter increased approximately $4,000 compared to the 2011 quarter. This increase is primarily attributable to an increase in the yield to maturity related to the new investment grade corporate bond portfolio with a longer average duration that was established in the third quarter of 2011.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense for the 2012 quarter decreased approximately $21,000 compared to the 2011 quarter. An increase in fully-insured dental HMO/IND membership of approximately 1,600 members resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $103,000. A decrease in fully-insured dental HMO/IND healthcare services expense on a per member per month basis resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $124,000. The decrease is primarily the result of groups that did not renew that had higher than average healthcare services expense on a PMPM basis.

Fully-insured dental PPO healthcare services expense for the 2012 quarter increased approximately $1,000 compared to the 2011 quarter. A decrease in fully-insured dental PPO healthcare services expense on a per member per month basis that is primarily attributable to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product on April 1, 2011 resulted in a decrease in fully-insured dental PPO healthcare services expense of approximately $187,000. This decrease was offset by an increase in fully-insured dental PPO healthcare services expense of approximately $188,000 that was the result of the increase in fully-insured dental PPO membership discussed above.

Self-insured dental healthcare services expense for the 2012 quarter increased approximately $70,000 compared to the 2011 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $162,000. Offsetting this increase was a decrease of approximately $92,000 primarily due to a decrease in the self-insured healthcare services expense on a per member per month basis as a result of lower dental service utilization.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2012 quarter increased approximately $153,000 compared to the 2011 quarter. The higher consolidated insurance expense for the 2012 quarter was primarily due to higher broker commission expense on increased premium revenues, salaries and wages, and professional consulting expenses in the 2012 quarter compared to the 2011 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.4% for the 2012 quarter and 2011 quarter.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. Our income tax expense for the three months ended March 31, 2012 was approximately $47,000 with an effective tax rate of 33.3%. Our income tax benefit for the three months ended March 31, 2011 was approximately $168,000 with an effective tax rate of 36.0%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities, from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common share redemptions and payments on borrowings. Cash increased approximately $456,000, or 6.5%, during the 2012 quarter to approximately $7,432,000 as of March 31, 2012 from approximately $6,976,000 as of December 31, 2011. The change in cash for the 2012 and 2011 quarters is summarized as follows (in thousands):

	Three months ended March 31, 2012	Three months ended March 31, 2011
Net cash used in operating activities	$(183)	$(261)
Net cash used in investing activities	(69)	(52)
Net cash provided by (used in) financing activities	708	(132)

Increase (decrease) in cash and cash equivalents	$456	$(445)

Cash Flows from Operating Activities

In the 2012 quarter, approximately $183,000 was used in operating activities. We had net income of approximately $94,000. In the 2012 quarter, our claims payable liability decreased by approximately $104,000. Other assets increased by approximately $195,000 primarily due to our federal income tax receivable of $151,000 and an increase in deferred compensation investments of approximately $40,000. Other payables and accrued expenses increased by approximately $37,000 primarily due to an increase in our accrued broker commission liability of approximately $294,000 and an increase in our premium tax liability of approximately $221,000, offset by the elimination of our federal income tax payable of approximately $318,000 and a decrease in accounts payable of approximately $130,000. As disclosed in the condensed consolidated statements of cash flows, we paid $515,000 of federal income tax payments in the 2012 quarter that related to our 2011 extension payment and 2012 quarter estimated tax payment that was necessary because of our return to profitability in 2011. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not significant and are consistent with the 2011 quarter.

Cash Flows from Investing Activities

In the 2012 quarter, we invested approximately $32,000 in building improvements, furniture and fixtures and computer equipment. During the 2012 period, we made purchases totaling approximately $244,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2012 quarter, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $207,000.

Cash Flows from Financing Activities

In the 2012 quarter, we made the scheduled principal payments of approximately $30,000 related to our office building mortgage and scheduled payments of approximately $27,000 related to our capital lease. During the 2012 quarter, we did not pay for any previously redeemed Common Shares and issued no Redeemable Common Shares. In January 2012, we sold 1,000 Redeemable

Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio based insurance company. We also paid dividends of approximately $177,000 to holders of our Redeemable Common Shares and approximately $33,000 to holders of our Redeemable Institutional Preferred Shares in the 2012 quarter.

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

In the 2012 and 2011 quarters, we paid no withhold return to participating providers because a withhold return was not authorized by the Board of Directors.

Contractual Obligations, other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2011 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in the 2012 quarter.

Financial Condition

Our consolidated cash and short-term investments were approximately $7.9 million as of March 31, 2012 and approximately $7.3 million as of December 31, 2011. This increase is due to the increase in cash of approximately $456,000 during the 2012 quarter and the increase in short-term investments of approximately $140,000 during the 2012 quarter. The increase in cash was primarily due to the cash provided by financing activities of $708,000, offset by the cash used in operating activities of approximately $183,000 and cash used in investing activities of approximately $70,000. We expect to generate positive cash flow from operations during the balance of 2012. Based on total expenses for the three months ended March 31, 2012, we estimate that we had approximately 36 days of cash and short-term investments on hand at March 31, 2012. In addition, the Company has access to approximately $3.8 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

In July 2011, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at March 31, 2012 and December 31, 2011, respectively. We did not have any interest expense or significant fees for the line of credit in the 2012 quarter or the 2011 quarter. As of March 31, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2012. As of March 31, 2012, we expect to renew the working capital line of credit in July 2012.

In August 2011, we renewed a second working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at March 31, 2012 and December 31, 2011, respectively. The Company did not have any interest expense for the line of credit in the 2012 quarter or the 2011 quarter. At March 31, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $960,000 working line of credit expires in August 2012. As of March 31, 2012, we expect to renew the second working capital line of credit in August 2012.

On December 16, 2011, we renewed our revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on our office building. As of March 31, 2012, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2012, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, or 1.99% at March 31, 2012. Under this revolving note, we are required to have a minimum tangible net worth equal to or greater than $2.5 million at the end of each fiscal year, and we are in compliance with this covenant. As of March 31, 2012, we expect to renew the revolving note in December 2012.

We believe our premium revenues, cash, investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our capital and operating leases and other commitments, including future payment of key employee and director deferred compensation obligations. In the long-term, we will continue to be obligated to make payments related to our other contractual obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, become permanently disabled or retire. We will also be obligated in certain circumstances to repurchase the Redeemable Institutional Preferred Shares upon redemption request. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares and Redeemable Institutional Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the next twelve months.

Our largest subsidiary, Dental Care Plus Inc, (“DCP"), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. There were no dividends declared or paid by DCP in the 2012 or 2011 quarters.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of March 31, 2012, we had approximately $2,103,000 or 74% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $733,000 with a Standard & Poor’s rating of BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.38% at March 31, 2012. The weighted average maturity of our investment grade corporate bonds was 9.11 years at March 31, 2012.

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2011, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

Critical Accounting Policies

Deferred Acquisition Costs

Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct cost and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned.

Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition cost and requires that only incremental direct costs of successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact on redeemable commons shares totaled approximately $125,000, net of tax. The Company has applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

Claims Payable Liability

We estimate liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates. Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the condensed consolidated statements of comprehensive income (loss) for the period in which the differences are identified. The amounts have not been material.

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality. When developing our estimate for claims payable liability as of December 31, 2011, we considered actual paid claim data from January 2012. As a result, we were able to use the completion factors approach for all historical months at December 31, 2011.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2012 quarter for the claims trend factor used to estimate incurred claims for March 31, 2012 are consistent with the dental services utilization levels we experienced in 2009, 2010 and 2011 and our expectation that this level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of March 31, 2012 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase		Estimated claims payable liability as of	(Decrease) Increase		Estimated claims payable liability as of
In Factor		3/31/2012	In Factor		3/31/2012
(0.5)%		2,929,763	(5)%		2,500,820
0%	(estimate used)	2,697,756	0%	(estimate used)	2,697,756
0.5%		2,557,473	5%		2,894,692

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.

(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the per member per month incurred claims for the most recent month.

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

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2012, our first quarter healthcare services expense was lower than the first quarter of 2011. This decrease was primarily due to a lower level of fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a per member per month basis. This decrease is primarily the result of the 10% withhold on the in-network portion of the fully-insured dental PPO that was in effect in the first quarter of 2012 but not in the first quarter of 2011. In general, claims on a PMPM basis are generally lower in the second and fourth quarter than in the first quarter and the third quarter. The higher third quarter claim level on a PMPM basis is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense
	2012		2011
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,240	$19.83	$16,190	$20.31
Second Quarter			15,184	19.11
Third Quarter			15,999	19.98
Fourth Quarter			14,978	18.65

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

At March 31, 2012 and December 31, 2011, respectively, our investment portfolio consisted of approximately $348,000 and $108,000 of institutional money market funds. Our portfolio also included approximately $2,838,000 and $2,791,000 of investment grade corporate bonds and approximately $1,014,000 and $1,206,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2012 and December 31, 2011, respectively. In August 2011, we engaged a fixed income investment manager to manage our investment grade corporate bond portfolio under the Company’s direction. We have instructed our investment manager to continue to limit our corporate bond investments to investment grade corporate bonds, and invest in investment grade corporate bonds with maturities of up to ten years. As a result, as of August 2011, we reclassified our investment grade corporate bond portfolio from held to maturity to available for sale. We expect investment in investment grade corporate bonds with longer durations will result in increased investment income in the balance of 2012 and beyond.

However, there is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $211,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $219,000 increase in fair value. The investment grade corporate bonds with a fair value of $2,838,000 and $2,791,000 at March 31, 2012 and December 31, 2011, respectively, are all classified as available for sale. The certificates of deposit with a fair value of $1,014,000 at March 31, 2012 and $1,207,000 at December 31, 2011 are all classified as available-for-sale.

At March 31, 2012 and December 31, 2011, we had a mortgage note with a bank with an outstanding principal balance of $750,000 and $780,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At March 31, 2012 and December 31, 2011, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM  1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2011 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2011 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 2 Class A Redeemable Common Shares and 22 Class B Redeemable Common Shares during the three months ended March 31, 2012 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2012	0		0		$0.00	0	N/A
February 1 – February 29, 2012	0		0		$0.00	0	N/A
March 1 – March 31, 2012	2	(a)	22	(a)	$715.18	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

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

DCP HOLDING COMPANY

May 15, 2012	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

May 15, 2012	By: /s/ Robert C. Hodgkins, Jr.
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