Form 10-Q
period 2012-06-30
DCP Holding CO
filed 2012-08-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, there were 578 and 7,771 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $3,687,000 and $3,727,000 at June 30, 2012 and December 31, 2011, respectively	$3,877,741	$3,797,511
Short-term investments, available for sale at fair value, amortized cost of $385,000 and $308,000 at June 30, 2012 and December 31, 2011, respectively	385,655	307,853

Total investments	4,263,396	4,105,364

CASH AND CASH EQUIVALENTS	7,274,779	6,976,358

ACCRUED INVESTMENT INCOME	36,523	39,664

ACCOUNTS RECEIVABLE, net of allowance of $16,378 and $15,293 at June 30, 2012 and December 31, 2011, respectively	532,602	567,200

UNBILLED ACCOUNTS RECEIVABLE	26,867,236	21,219,366

DEFERRED ACQUISITION COSTS	1,723,776	1,408,214

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,491,038 and $2,365,446 at June 30, 2012 and December 31, 2011, respectively	2,213,491	2,300,308

OTHER ASSETS	1,787,217	1,660,055

TOTAL ASSETS	$44,699,020	$38,276,529

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$2,905,552	$2,801,468

UNEARNED PREMIUM REVENUE	28,317,864	22,456,802

OTHER PAYABLES AND ACCRUALS	3,478,356	4,042,879

REVOLVING NOTE	650,000	650,000

MORTGAGE LOAN PAYABLE	720,000	780,000

CAPITAL LEASE OBLIGATION	165,485	218,939

DEFERRED COMPENSATION	1,323,288	1,196,383

TOTAL LIABILITIES	37,560,545	32,146,471

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at June 30, 2012 and December 31, 2011, respectively	344,526	342,464
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at June 30, 2012 and zero at December 31, 2011, respectively	994,454
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 578 and 596 shares at June 30, 2012 and December 31, 2011, respectively	401,498	409,211
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,771 and 7,827 shares at June 30, 2012 and December 31, 2011, respectively	5,397,997	5,378,383

Total redeemable preferred and common shares	7,138,475	6,130,058

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 93,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$44,699,020	$38,276,529

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Premium revenue	$19,621,312	$18,632,766	$39,421,308	$37,624,484
Investment income	32,131	26,539	63,684	53,840
Other income	20,920	15,686	32,547	30,276

Total revenues	19,674,363	18,674,991	39,517,539	37,708,600

EXPENSES
Healthcare services expense	15,919,915	15,184,169	32,160,345	31,374,147

Insurance expense:
Salaries and benefits expense	1,292,274	1,241,426	2,670,963	2,553,135
Commission expenses and other acquisition costs	1,035,392	948,172	1,895,219	1,811,616
Other insurance expense	1,275,585	1,021,973	2,499,446	2,155,685

Total insurance expense	3,603,251	3,211,571	7,065,628	6,520,436

Total expenses	19,523,166	18,395,740	39,225,973	37,894,583

INCOME (LOSS) BEFORE INCOME TAX	151,197	279,251	291,566	(185,983)

INCOME TAX EXPENSE (BENEFIT)	54,749	100,490	101,490	(67,102)

NET INCOME (LOSS) ON REDEEMABLE SHARES	96,448	178,761	190,076	(118,881)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap	2,100	310	3,732	3,133
Change in the fair value of investments	39,097	(3,546)	76,260	(5,386)

Total other comprehensive income (loss)	41,197	(3,236)	79,992	(2,253)

TOTAL COMPREHENSIVE INCOME (LOSS)	$137,645	$175,525	$270,068	$(121,134)

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series		Retained Earnings		Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount					Total

Balance at December 31, 2011	596	$409,211	7,827	$5,378,383	300	$342,464

Net income												$190,076				$190,076
Change in fair value of interest rate swap (net of income tax expense of $1,923)														$3,732		3,732
Change in fair value of investments (net of income tax expense of $39,292)														76,260		76,260
Dividends declared												(210,493)				(210,493)
Redeemable Shares issued			12	8,345			1,000	$1,000,000

Class A Common Shares exchanged for Class B Common Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(4)	(2,800)	(82)	(56,703)

Accretion (dilution) of shares to redemption value		4,906		58,153		2,062		(5,546)				20,417		(79,992)		(59,575)

Balance at June 30, 2012	578	$401,498	7,771	$5,397,997	300	$344,526	1,000	$994,454		$	$		$		$

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total

Balance as reported December 31, 2010	608	$384,825	7,476	$4,731,827	$300	$326,458			330	$185,447
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax												$(164,533)				$(164,533)
Dilution of shares to redemption value		(11,731)		(144,017)		(3,064)				(5,721)		164,533				164,533

Balance as adjusted December 31, 2010	608	373,094	7,476	4,587,810	300	323,394			330	179,726

Net loss												(118,881)				(118,881)
Change in fair value of interest rate swap (net of income tax benefit of $1,615)														$3,133		3,133
Change in fair value of investments (net of income tax benefit of $2,775)														(5,386)		(5,386)

Dividends declared												(8,161)				(8,161)

Class A Common Shares exchanged for Class B Commons Shares	(2)	(1,232)	2	1,232
Redeemable Shares repurchased	(6)	(3,620)	(100)	(61,344)
Dilution of shares to redemption value		(9,166)		(112,029)		(3,680)				(4,420)		127,042		2,253		129,295

Balance at June 30, 2011	600	$359,076	7,378	$4,415,669	300	$319,714		$	330	$175,306	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) on redeemable shares	$190,076	$(118,881)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	137,754	137,836
Deferred compensation	126,905	(6,500)
Effects of changes in operating assets and liabilities:
Accrued investment income	3,141	(6,491)
Accounts receivable	34,598	99,447
Unbilled accounts receivable	(5,647,870)	(2,930,322)
Deferred acquisition costs	(315,562)	(193,600)
Other assets	(156,083)	12,948
Claims payable	104,084	(59,582)
Unearned premium revenue	5,861,062	2,971,638
Other payables and accruals	(548,868)	(267,746)

Net cash used in operating activities	(210,763)	(361,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(349,053)	(1,901,367)
Sales and maturities of investments	311,040	1,784,411
Investment, other	(25,000)
Acquisition of property and equipment	(42,699)	(76,286)

Net cash used in investing activities	(105,712)	(193,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(60,000)	(60,000)
Payments on capital lease	(53,454)	(51,803)
Repurchase of redeemable shares	(53,179)	(100,935)
Redeemable shares issued	1,008,345
Dividends paid	(226,816)	(16,577)

Net cash provided by (used in) financing activities	614,896	(229,315)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	298,421	(783,810)

CASH AND CASH EQUIVALENTS—Beginning of period	6,976,358	6,061,069

CASH AND CASH EQUIVALENTS—End of period	$7,274,779	$5,277,259

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$23,200	$28,600
Cash paid for income taxes	550,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$77,633	$63,471
Class A redeemable common shares exchanged for Class B redeemable common shares	9,819	1,232
Dividends payable (in other payables and accruals)		8,161

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2011 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2011 filed with the Commission on March 19, 2012. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company changed its reportable segments in the first quarter of 2012 to reflect management’s revised view of the business and to align the external financial reporting with a new operating and internal reporting model. The Company has separated the fully-insured dental PPO product into its own segment as a result of recent revenue growth of the fully-insured dental PPO product and the unique sales and operations management considerations for this product in the Company’s expanding markets. All respective amounts related to the segment change have been retrospectively adjusted throughout the financial statements.

Adopted Accounting Standards—Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition costs and requires that only incremental direct costs of successful contract acquisition be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact of adoption on redeemable shares totaled approximately $125,000, net of tax. The Company has applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

The following table illustrates the effect of the guidance change in the condensed consolidated balance sheets:

	June 30, 2012	December 31, 2011
		As Reported	As Restated	Difference
Deferred acquisition costs	$1,723,776	$1,598,323	$1,408,214	$(190,109)
Other assets	1,787,217	1,595,418	1,660,055	64,637
Total assets	44,699,020	38,402,001	38,276,529	(125,472)
Redeemable shares	7,138,475	6,255,530	6,130,058	(125,472)

The following table illustrates the effect of the guidance change in the condensed consolidated statements of comprehensive income (loss):

	Three months ended
	June 30, 2012	June 30, 2011
		As Reported	As Restated	Difference
Commission expenses and other acquisition costs	$1,035,392	$1,000,178	$948,172	$52,006
Net Income on Redeemable Shares	96,448	144,437	178,761	34,324

	Six months ended
	June 30, 2012	June 30, 2011
		As Reported	As Restated	Difference
Commission expenses and other acquisition costs	$1,895,219	$1,784,160	$1,811,616	$(27,456)
Net Income (Loss) on Redeemable Shares	190,076	(100,760)	(118,881)	(18,121)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $28,318,000 and $22,457,000 at June 30, 2012 and December 31, 2011, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $26,867,000 and $21,219,000 at June 30, 2012 and December 31, 2011, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,451,000 and $1,237,000 at June 30, 2012 and December 31, 2011, respectively. Management has determined that as of June 30, 2012 and December 31, 2011, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and money market funds. The Company classifies all investments as available-for-sale. The Company engages a fixed income portfolio manager to manage the Company’s investment grade corporate bonds, under the Company’s direction, in order to maximize investment returns. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income (loss.) The Company recognizes gains and losses when these securities mature or are sold using the specific identification method.

Management follows a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to record an other-than-temporary impairment for a security incorporates both quantitative criteria and qualitative information. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company’s impairment policy for fixed-maturity securities states that other-than-temporary impairment is considered to have occurred if (1) the Company intends to sell the impaired fixed maturity security; (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $280,000 and $285,000 at June 30, 2012 and December 31, 2011, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $374,000 and $522,000 and amortized approximately $931,000 and $970,000 of these capitalized costs for the three months ended June 30, 2012 and 2011, respectively. The Company capitalized deferred acquisition costs of approximately $2,124,000 and $2,164,000 and amortized approximately $1,808,000 and $1,943,000 of these capitalized costs for the six months ended June 30, 2012 and 2011, respectively. These amounts are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income (loss).

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $66,000 and $64,000 for the three months ended June 30, 2012 and 2011, respectively. Dental insurance premium assumed was approximately $127,000 and $129,000 for the six months ended June 30, 2012 and 2011, respectively. The healthcare services expense assumed was approximately $62,000 and $53,000 for the three months ended June 30, 2012 and 2011, respectively. The healthcare services expense assumed was approximately $113,000 and $118,000 for the six months ended June 30, 2012 and 2011, respectively. The Company had approximately $21,000 and $12,000 of reinsurance premium receivable and claims payable of approximately $18,000 and $20,000 at June 30, 2012 and December 31, 2011, respectively.

New Accounting Standards— In December 2011, the FASB issued guidance on the presentation of comprehensive income that was issued by the FASB in June 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of adjustments between other comprehensive income and net income. The deferral of those changes allows the FASB time to further consider whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The Company has adopted the new guidance and has elected to present one continuous condensed consolidated statement of comprehensive income (loss). This did not have a material impact on the condensed consolidated financial statements.

In May 2011, the FASB issued guidance related to amendments to certain measurement principles and disclosures regarding fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance did not have a material impact on the condensed consolidated financial statements and related disclosures.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,000,000 and $1,200,000 as of June 30, 2012 and December 31, 2011, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $285,000 and $108,000 as of June 30, 2012 and December 31, 2011, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $2,787,000 and $2,727,000 as of June 30, 2012 and December 31, 2011, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

At June 30, 2012, the Company has twenty-four investment grade corporate bonds, which consist of eighteen different securities each with a credit rating of A- or better and six securities that had a credit rating of between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.35% at June 30, 2012. The weighted average maturity of our investment grade corporate bonds was 8.89 years at June 30, 2012. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the three and six months ended June 30, 2012 and 2011.

At June 30, 2012 and December 31, 2011, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
June 30, 2012	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (One certificate of deposit)	$100,000	$100,284	2.5%
Greater than 1 year (Six certificates of deposit and twenty-four corporate bonds)	3,687,094	3,877,741	97.5%

Total	$3,787,094	$3,978,025	100.0%

	Available-for-Sale
December 31, 2011	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (One certificates of deposit)	$200,000	$200,154	5.0%
Greater than 1 year (Seven certificates of deposit and twenty-three corporate bonds)	3,727,359	3,797,511	95.0%

Total	$3,927,359	$3,997,665	100.0%

Investments classified at June 30, 2012 and December 31, 2011 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
June 30, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$285,371			$285,371
Certificates of deposit, short term	100,000	$284		100,284
Certificates of deposit, fixed maturities	900,000	14,641		914,641
Corporate Bonds, fixed maturities	2,787,094	176,006	$	2,963,100

Total investments	$4,072,465	$190,931	$	$4,263,396

	Available-for-Sale
December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$107,699			$107,699
Certificates of deposit, short term	200,000	$154		200,154
Certificates of deposit, fixed maturities	1,000,000	6,140		1,006,140
Corporate Bonds, fixed maturities	2,727,359	79,255	$(15,243)	2,791,371

Total investments	$4,035,058	$85,549	$(15,243)	$4,105,364

Unrealized losses at December 31, 2011 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the percentage loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three and six months ended June 30, 2012 and 2011. The Company had no investments in a continuous unrealized loss position for greater than one year as of June 30, 2012 and December 31, 2011.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $22,000 and $15,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2012 and 2011, respectively. The Company recorded expense of approximately $47,000 and $30,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2012 and 2011, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. In 2012, the Company established a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of their base salaries in the form of share awards which will vest if established Company performance criteria are achieved over a three year period.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense (benefit) of approximately $18,000 and $(7,000) related to deferred share awards and the change in the value of phantom shares for the three months ended June 30, 2012 and 2011, respectively. The Company recorded deferred compensation expense of approximately $102,000 and $65,000 related to deferred share awards and the change in the value of phantom shares for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there is approximately $288,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.81 years.

In March 2012, the Board declared a $21.00 per share dividend for all Class A and Class B redeemable common shares. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $28,000.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the six months ended June 30, 2012 and 2011 were $741 and $639, respectively. At June 30, 2012 and December 31, 2011, the deferred compensation liability was approximately $1,323,000 and $1,196,000, respectively.

The following is a summary of activity of non-vested awards for the six months ended June 30, 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2012			148.4	$788
Granted	156.0	$723	220.0	753

Forfeited	(13.0)	723

Non-vested awards at June 30, 2012	143.0	$723	368.4	$767

There were no share awards that vested during the three and six months ended June 30, 2012.

5.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to the segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $3,701,000 and $3,449,000 for the three months ended June 30, 2012 and 2011, respectively. The Company’s gross profit was approximately $7,261,000 and $6,250,000 for the six months ended June 30, 2012 and 2011, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$10,927	$8,582	$2,345	$10,516	$8,331	$2,185
Fully-insured dental PPO	2,823	2,410	413	2,368	2,024	344
Self-insured dental	5,745	4,928	817	5,627	4,829	798
Corporate, all other	126		126	122		122

Total	$19,621	$15,920	3,701	$18,633	$15,184	3,449

Investment income			33			27
Other income			21			15

Insurance expense			3,604			3,212

Income before income tax			$151			$279

Total assets-corporate			$44,699			$46,764

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$21,841	$17,280	$4,561	$21,046	$17,051	$3,995
Fully-insured dental PPO	5,558	4,763	795	4,757	4,376	381
Self-insured dental	11,771	10,117	1,654	11,577	9,947	1,630
Corporate, all other	251		251	244		244

Total	$39,421	$32,160	7,261	$37,624	$31,374	6,250

Investment income			64			54
Other income			33			30

Insurance expense			7,066			6,520

Income (loss) before income tax			$292			$(186)

Total assets-corporate			$44,699			$46,764

Inter-segment revenues were not significant for the three and six months ended June 30, 2012 and 2011.

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. The income tax expense for the three months ended June 30, 2012 was approximately $55,000 with an effective tax rate of 36.2%. The income tax expense for the three months ended June 30, 2011 was approximately $100,000 with an effective tax rate of 36.0%. The income tax expense for the six months ended June 30, 2012 was approximately $102,000 with an effective tax rate of 34.8%. The income tax benefit for the six months ended June 30, 2011 was approximately $67,000 with an effective tax rate of 36.0%. Tax years subsequent to 2008 remain open to examination by the Internal Revenue Service (“IRS”), and 2007 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.99% and 2.03% at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the carrying value of the mortgage note of $720,000 approximates fair value. The Company validates the fair value of the mortgage note by using a discounted cash flow model. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013 (see Note 8).

The Company has a revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on the office building that matures in December 2012. There was a principal balance outstanding of $650,000 at June 30, 2012 and December 31, 2011. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.99% and 2.03% at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the carrying value of the revolving note approximates fair value. The Company validates the fair value of the revolving note by using a discounted cash flow model. The revolving note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2012 and December 31, 2011, respectively. The Company did not have any interest expense or significant fees for the line of credit for the six months ended June 30, 2012 and 2011. As of June 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013.

The Company has an additional annually renewable working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2012 and December 31, 2011, respectively.

The Company did not have any interest expense for the line of credit in the six months ended June 30, 2012 and 2011. At June 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2013. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2012. At June 30, 2012 and December 31, 2011, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (amounts in thousands):

	June 30, 2012				December 31, 2011
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$914	$914			$1,006	$1,006
Investment grade corporate bonds			2,963	2,963			2,791	2,791
Short-term investments
Money market funds		$285		285		$108		108
Federally-Insured certificates of deposits			100	100			200	200
Deferred compensation investments (a)
Equity mutual fund investments		293		293		258		258
State guarantee fund deposits (b)
Government securities		230		230		235		235
Federally-Insured certificates of deposits			50	50			50	50

Total		$808	$4,027	$4,835		$601	$4,047	$4,648

Liabilities
Interest rate swap (c)			$11	$11			$16	$16

Total	$		$11	$11	$		$16	$16

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and exchange-traded equity securities. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits and investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies independent securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Such items are classified as Level 2 of the fair-value hierarchy. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

Certain assets and liabilities included in other assets are measured at fair value on a non-recurring basis, and therefore, are not included in the table above. These include long-lived assets such as certain property and equipment items, intangible assets and goodwill, included in other assets, measured at cost that are written down to fair value during a period as a result of an impairment. As of June 30, 2012 and December 31, 2011, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of June 30, 2012, we had approximately 295,100 members in our dental and vision benefit programs with approximately 2,600 dentists participating in our dental HMO network and approximately 2,900 dentists participating in our dental PPO network. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in Ohio, Kentucky and Indiana and approximately 38,100 additional dentists throughout the United States.

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

We manage our business with four reportable segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental, and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other primarily consists of revenue associated with our dental and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, indemnity and PPO products and our vision product line are primarily marketed to employer groups. The results of our fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. We do not measure the gross profit of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, assets or liabilities to our segments because we don’t use these measures to analyze the segments. Our segments do not share overhead costs and assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

Many factors have an effect on our results, but most notably our results are influenced by our ability to establish and maintain a competitive and efficient cost structure and to accurately and consistently establish competitive premiums, ASO fees, and plan benefit levels that are commensurate with our dental and administrative costs. Dental costs are subject to a high rate of inflation due to many factors, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population, lifestyle choices, the tort system and government regulations.

Strategy

Our strategy focuses on providing solutions to employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. We strive to provide excellent customer service to our employers, members and participating dentist. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. We expect our dental PPO products to be important components of growth in the years ahead.

In our original eight county service area, our non-exclusive dental HMO provider network includes over 95% of the dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

Highlights

•

We had net income of approximately $96,000 for the three months ended June 30, 2012 compared to a net income of approximately $179,000 for the three months ended June 30, 2011, and we had a net income of approximately $190,000 for the six months ended June 30, 2012 compared to a net loss of approximately $119,000 for the six months ended June 30, 2011. The profitability improvement in 2012 year-to-date is primarily due to rate increases for fully-insured dental HMO/IND and fully-insured dental PPO groups negotiated at renewal in 2011 and the first two quarters of 2012, and lower healthcare services expense on a per member per month (“PMPM”) basis. The lower healthcare services on a PMPM basis for the fully-insured PPO segment is primarily due to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product effective April 1, 2011.

•

To date in 2012, our dental and vision product membership increased by approximately 4,400 members to approximately 295,100 members at June 30, 2012. This membership increase from December 31, 2011 is due to an increase in fully-insured dental HMO/IND membership of approximately 1,100 members, an increase in fully-insured dental PPO membership of approximately 2,700 members, an increase in self-insured membership of approximately 800 members, offset by a decrease in corporate, all other membership of approximately 200 members. The decrease in corporate, all other membership is primarily due to a decrease in our vision PPO membership.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 83.4% in the six months ended June 30, 2011 to 81.6% in the six months ended June 30, 2012. This loss ratio decrease is due to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal and a decrease in fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis during the first six months of 2012 compared to the first six months of 2011.

•	In January 2012, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000.

•

In March 2012, we paid a dividend of $21.00 per share to all holders of Redeemable Class A and Class B Common Shares. This was the first dividend paid to the Redeemable Common Shareholders in the history of the Company.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended June 30, 2012, (the “2012 quarter”), the three months ended June 30, 2011, (the “2011 quarter”), the six months ended June 30, 2012, (the “2012 period”) and the six months ended June 30, 2011, (the “2011 period”).

The following table presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of June 30, 2012	As of June 30, 2011	Change
Membership:
Fully-insured dental HMO / indemnity	147,700	145,200	1.7%
Fully-insured dental PPO	41,100	37,000	11.1%
Self-insured dental	83,700	82,100	1.9%
Corporate, all other	22,600	22,500	0.4%

Total membership	295,100	286,800	2.9%

	Three months ended June 30, 2012	Three months ended June 30, 2011	Change
Premium revenue:
Fully-insured dental HMO/IND	$10,927	$10,516	3.9%
Fully-insured dental PPO	2,823	2,368	19.2%
Self-insured dental	5,745	5,627	2.1%
Corporate, all other	126	122	3.3%

Total premium revenue	19,621	18,633	5.3%

Investment income	33	27	22.2%

Other income	21	15	40.0%

Total revenue	19,675	18,675	5.4%

Healthcare services expense:
Fully-insured dental HMO/IND	8,582	8,331	3.0%
Fully-insured dental PPO	2,410	2,024	19.1%
Self-insured dental	4,928	4,829	2.1%
Corporate, all other

Total healthcare service expense	15,920	15,184	4.8%

Insurance expense	3,604	3,212	12.2%

Income tax expense	55	100	*

Net Income	$96	$179	46.4%

*	not meaningful

	Six months ended June 30, 2012	Six months ended June 30, 2011	Change
Premium revenue:
Fully-insured dental HMO/IND	$21,841	$21,046	3.8%
Fully-insured dental PPO	5,558	4,757	16.8%
Self-insured dental	11,771	11,577	1.7%
Corporate, all other	251	244	2.9%

Total premium revenue	39,421	37,624	4.8%

Investment income	64	54	18.5%

Other income	33	30	10.0%

Total revenue	39,518	37,708	4.8%

Healthcare services expense:
Fully-insured dental HMO/IND	17,280	17,051	1.3%
Fully-insured dental PPO	4,763	4,376	8.8%
Self-insured dental	10,117	9,947	1.7%
Corporate, all other

Total healthcare service expense	32,160	31,374	2.5%

Insurance expense	7,066	6,520	8.4%

Income tax expense (benefit)	102	(67)	*

Net Income (Loss)	$190	$(119)	259.7%

*	not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $795,000 in the 2012 period from the 2011 period, and fully-insured dental HMO/IND premium on a PMPM basis increased by 2.5%, from $24.02 PMPM in the 2011 period to $24.61 PMPM in the 2012 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $801,000 in the 2012 period from the 2011 period, and fully-insured dental PPO premium on a PMPM basis increased by 6.8%, from $21.13 PMPM in the 2011 period to $22.56 PMPM in the 2012 period due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense increased by $229,000 in the 2012 period from the 2011 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 0.1%, from $19.46 PMPM in the 2011 period to $19.47 PMPM in the 2012 period. The higher level of dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $9,000. In addition, an increase in dental HMO/IND healthcare services expense of $220,000 was the result of an increase in membership volume in the 2012 period compared to the 2011 period.

Fully-insured dental PPO healthcare services expense increased by $387,000 in the 2012 period from the 2011 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 0.6%, from $19.44 PMPM in the 2011 period to $19.33 PMPM in the 2012 period. This decrease is primarily the result of the 10% withhold on in-network claims that was not implemented for the in-network dental PPO product until April 1, 2011. The lower level of dental PPO healthcare services expense on a PMPM basis resulted in a decrease in healthcare services expense of $27,000 that was offset by an increase in dental PPO healthcare services expense of $414,000 due to an increase in membership volume in the 2012 period compared to the 2011 period.

Self-insured healthcare services expense increased by $170,000 in the 2012 period from the 2011 period. An increase in self-insured membership volume resulted in an increase of $288,000 in the 2012 period that was offset by a decrease in self-insured healthcare services expense of approximately $118,000 due to a 1.1% decrease in self-insured claims on a PMPM basis.

Insurance expense increased by $546,000 in the 2012 period compared to the 2011 period. This insurance expense increase is primarily attributable to higher broker commission expense, salaries and wages, and professional consulting expenses in the 2012 period compared to the 2011 period. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.9% for the 2012 period compared to 17.3% for the 2011 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 2,500 members as of June 30, 2012 from June 30, 2011. This membership increase is primarily attributable to an increase of approximately 3,800 fully-insured dental HMO members offset by a decrease of approximately 1,300 fully-insured dental indemnity members. The increase in fully-insured dental HMO membership is the result of new sales of approximately 13,500 members, offset by the loss of approximately 9,700 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses are the result of employer groups moving to medical carriers to take advantage of medical/dental package savings. The decrease in fully-insured dental indemnity membership is primarily the result of the shift of these members to our fully-insured dental PPO after the introduction of the national PPO network in June 2011.

Our fully insured dental PPO membership increased by approximately 4,100 members as of June 30, 2012 from June 30, 2011. The increase in fully-insured dental PPO membership is the result of new sales in Ohio and Kentucky of approximately 7,300 members, offset by the loss of approximately 3,200 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 1,600 members as of June 30, 2012 from June 30, 2011. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership remains constant at approximately 22,600 members as of June 30, 2012 and June 30, 2011. Our vision plan membership increased by approximately 400 members. This membership increase was offset by a decrease of approximately 400 dental indemnity members underwritten by a third party insurance carrier that shifted into the fully-insured HMO/IND segment at renewal.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2012 quarter increased by approximately $411,000 compared to the 2011 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $264,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2012 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $147,000.

Fully-insured dental HMO/IND premium revenue for the 2012 period increased by approximately $795,000 compared to the 2011 period. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $523,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2012 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $272,000. The fully-insured dental HMO/IND segment represents approximately 55.4% of our total dental business.

Fully-insured dental PPO premium revenue for the 2012 quarter increased by approximately $455,000 compared to the 2011 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $196,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2012 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $260,000.

Fully-insured dental PPO premium revenue for the 2012 period increased by approximately $801,000 compared to the 2011 period. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $351,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2012 period resulted in an increase in fully-insured dental PPO premiums of approximately $450,000. The fully-insured dental PPO segment represents approximately 14.1% of our total dental business.

Total self-insured dental revenue for the 2012 quarter increased approximately $118,000 compared to the 2011 quarter. Self-insured dental revenue increased by $148,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $29,000 due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization.

Total self-insured dental revenue for the 2012 period increased approximately $194,000 compared to the 2011 period. Self-insured dental revenue increased by $335,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $141,000 due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization. The self-insured dental segment represents approximately 29.9% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2012 quarter increased approximately $111,000, or 2.1%, to approximately $5,434,000 in the 2012 quarter from approximately $5,322,000 in the 2011 quarter. Self-insured claim revenue increased by approximately $140,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $28,000 primarily due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization.

Self-insured claim revenue for the 2012 period increased approximately $178,000, or 1.6%, to approximately $11,147,000 in the 2012 period from approximately $10,969,000 in the 2011 period. Self-insured claim revenue increased by approximately $318,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $140,000 primarily due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization.

Self-Insured ASO Fees - Self-insured ASO fees for the 2012 quarter increased approximately $7,000, or 2.2%, to approximately $312,000 in the 2012 quarter from approximately $305,000 in the 2011 quarter. This $7,000 increase is primarily attributable to the new self-insured product sales. Average self-insured ASO fee rates for the 2012 quarter were consistent with those in the 2011 quarter.

Self-insured ASO fees for the 2012 period increased approximately $16,000, or 2.7%, to approximately $624,000 in the 2012 period from approximately $608,000 in the 2011 period. This $16,000 increase is primarily attributable to the new self-insured product sales. Average self-insured ASO fee rates for the 2012 period were consistent with those in the 2011 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $4,000 in the 2012 quarter compared to the 2011 quarter, and $7,000 in the 2012 period compared to the 2011 period. The corporate, all other segment represents approximately 0.6% of our total dental business.

Investment Income

Investment income for the 2012 quarter increased approximately $6,000 compared to the 2011 quarter. Investment income for the 2012 period increased approximately $10,000 compared to the 2011 period. These increases are primarily attributable to an increase in the yield to maturity related to the current investment grade corporate bond portfolio with a longer average duration than the corporate bonds in place during the first half of 2011.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense for the 2012 quarter increased approximately $251,000 compared to the 2011 quarter. An increase in fully-insured dental HMO/IND membership of approximately 2,500 members resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $117,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $134,000. The increase is primarily the result of higher healthcare services utilization in the 2012 quarter compared to the 2011 quarter.

Fully-insured dental PPO healthcare services expense for the 2012 quarter increased approximately $386,000 compared to the 2011 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $222,000 related to the increase in fully-insured dental PPO membership discussed above. This increase was also the result of an increase in fully-insured dental PPO healthcare services expense of approximately $164,000 related to an increase in fully-insured dental PPO healthcare services expense on a PMPM basis from $18.13 in the 2011 quarter to $19.45 in the 2012 quarter, due to higher healthcare services utilization in the 2012 quarter compared to the 2011 quarter.

Fully-insured dental HMO/IND healthcare services expense for the 2012 period increased approximately $229,000 compared to the 2011 period. An increase in fully-insured dental HMO/IND membership of approximately 2,500 members resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $220,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $9,000. The increase is primarily the result of higher healthcare services utilization in the 2012 period compared to the 2011 period.

Fully-insured dental PPO healthcare services expense for the 2012 period increased approximately $387,000 compared to the 2011 period. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $414,000 that was the result of the increase in fully-insured dental PPO membership discussed above. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense of approximately $27,000 that was the result of a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis. This decrease is primarily attributable to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product on April 1, 2011.

Self-insured dental healthcare services expense for the 2012 quarter increased approximately $99,000 compared to the 2011 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $127,000. Offsetting this increase was a decrease of approximately $27,000 primarily due to a decrease in the self-insured healthcare services expense on a PMPM basis as a result of lower dental service utilization.

Self-insured dental healthcare services expense for the 2012 period increased approximately $170,000 compared to the 2011 period. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $288,000. Offsetting this increase was a decrease of approximately $118,000 primarily due to a decrease in the self-insured healthcare services expense on a PMPM basis as a result of lower dental service utilization.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2012 quarter increased approximately $392,000 compared to the 2011 quarter. Consolidated insurance expense for the 2012 period increased approximately $546,000 compared to the 2011 period. The higher consolidated insurance expense for both the 2012 quarter and the 2012 period was primarily due to higher broker commission expense on increased premium revenues, salaries and wages, and professional consulting expenses. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.4% for the 2012 quarter compared to 17.2% for the 2011 quarter and 17.9% for the 2012 period compared to 17.3% for the 2011 period.

Income Taxes

The Company calculates its year to date income tax provision or benefit by applying the estimated annual effective tax rate for the year to pretax income or loss. Our income tax expense for the three months ended June 30, 2012 was approximately $55,000 with an effective tax rate of 36.2%. Our income tax expense for the three months ended June 30, 2011 was approximately $100,000 with an effective tax rate of 36.0%. Our income tax expense for the six months ended June 30, 2012 was approximately $102,000 with an effective tax rate of 34.8%. Our income tax benefit for the six months ended June 30, 2011 was approximately $67,000 with an effective tax rate of 36.0%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, as well as the proceeds from the sale or maturity of our investment securities, from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common share redemptions and payments on borrowings. Cash increased approximately $298,000, or 4.3%, during the 2012 period to approximately $7,275,000 as of June 30, 2012 from approximately $6,976,000 as of December 31, 2011. The change in cash for the 2012 and 2011 periods is summarized as follows (in thousands):

	Six months ended June 30, 2012	Six months ended June 30, 2011
Net cash used in operating activities	$(211)	$(361)
Net cash used in investing activities	(106)	(193)
Net cash provided by (used in) financing activities	615	(230)

Increase (decrease) in cash and cash equivalents	$298	$(784)

Cash Flows from Operating Activities

In the 2012 period, approximately $211,000 was used in operating activities. We had net income of approximately $190,000. In the 2012 period, our claims payable liability decreased by approximately $104,000. Certain other assets increased by approximately $169,000 primarily due to our federal income tax receivable of $131,000 and an increase in deferred compensation investments of approximately $35,000. Other payables and accrued expenses decreased by approximately $536,000, primarily due to a decrease in accounts payable of approximately $111,000, a decrease in our accrued broker commission liability of approximately $196,000, a decrease in our premium tax liability of approximately $178,000, and the elimination of our federal income tax payable of approximately $318,000. As disclosed in the condensed consolidated statements of cash flows, we paid $550,000 of federal income taxes in the 2012 period that related to our 2011 extension payment and 2012 estimated tax payments that was necessary because of our return to profitability in 2011. The remaining effects of changes in operating assets and liabilities that represent fluctuations in these assets and liabilities are not significant and are consistent with the 2011 period.

Cash Flows from Investing Activities

In the 2012 period, we invested approximately $43,000 in building improvements, furniture and fixtures and computer equipment. During the 2012 period, we made purchases totaling approximately $349,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. In the 2012 period, we invested $25,000 in a joint venture. Also during the 2012 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $311,000.

Cash Flows from Financing Activities

In the 2012 period, we made the scheduled principal payments of approximately $60,000 related to our office building mortgage and scheduled payments of approximately $53,000 related to our capital lease. During the 2012 period, we repurchased previously redeemed Common Shares with a value of approximately $53,000 and issued Redeemable Common Shares with a value of approximately $8,000 to a member of the Board of Directors. In January 2012, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio based insurance company. We also paid dividends of approximately $177,000 to holders of our Redeemable Common Shares and approximately $50,000 to holders of our Redeemable Institutional Preferred Shares in the 2012 period.

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

In the 2012 and 2011 periods, we paid no withhold return to participating providers because a withhold return was not authorized by the Board of Directors.

Contractual Obligations, other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2011 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2012.

Financial Condition

Our consolidated cash and short-term investments were approximately $7.7 million as of June 30, 2012 and approximately $7.3 million as of December 31, 2011. This increase is due to the increase in cash of approximately $298,000 during the 2012 period and the increase in short-term investments of approximately $78,000 during the 2012 period. The increase in cash was primarily due to the cash provided by financing activities of $590,000, offset by the cash used in operating activities of approximately $211,000 and cash used in investing activities of approximately $81,000. We expect to generate positive cash flow from operations during the balance of 2012. Based on total expenses for the six months ended June 30, 2012, we estimate that we had approximately 35 days of cash and short-term investments on hand at June 30, 2012. In addition, the Company has access to approximately $3.9 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2012 and December 31, 2011, respectively. We did not have any interest expense or significant fees for the line of credit in the 2012 period or the 2011 period. As of June 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013.

We have an annually renewable second working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at June 30, 2012 and December 31, 2011, respectively. The Company did not have any interest expense for the line of credit in the 2012 period or the 2011 period. At June 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $960,000 working line of credit expires in August 2012. As of June 30, 2012, we expect to renew the second working capital line of credit in August 2013.

On December 16, 2011, we renewed our revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on our office building. As of June 30, 2012, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2012, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, or 1.99% at June 30, 2012. Under this revolving note, we are required to have a minimum tangible net worth equal to or greater than $2.5 million at the end of each fiscal year, and we are in compliance with this covenant. As of June 30, 2012, we expect to renew the revolving note in December 2012.

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

Our largest subsidiary, Dental Care Plus Inc, (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. There were no dividends declared or paid by DCP in the 2012 or 2011 quarters.

A.M. Best Company assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In June 2012, A.M. Best Company upgraded our financial strength rating to B (Fair) from B- (Fair) with a positive outlook based on DCP’s positive operating performance and improved capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of June 30, 2012, we had approximately $2,219,000 or 75% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $744,000 with a Standard & Poor’s rating between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.35% at June 30, 2012. The weighted average maturity of our investment grade corporate bonds was 8.89 years at June 30, 2012.

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

Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition cost and requires that only incremental direct costs of successful contract acquisition to be capitalized. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact of adoption on redeemable shares totaled approximately $125,000, net of tax. The Company has applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality. When developing our estimate for claims payable liability as of December 31, 2011, we considered actual paid claim data from January 2012. As a result, we were able to use the completion factors approach for all historical months at December 31, 2011.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2012 quarter for the claims trend factor used to estimate incurred claims for June 30, 2012 are consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization may continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of June 30, 2012 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
(Decrease) Increase In Factor		Estimated claims payable liability as of 6/30/2012	(Decrease) Increase In Factor		Estimated claims payable liability as of 6/30/2012
(0.5)%		3,158,335	(5)%		2,702,163
0%	(estimate used)	2,905,552	0%	(estimate used)	2,905,552
0.5%		2,763,180	5%		3,108,941

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the PMPM incurred claims for the most recent month.

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

In 2012, our first quarter healthcare services expense was lower than the first quarter of 2011. This decrease was primarily due to a lower level of fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis. This decrease is primarily the result of the 10% withhold on the in-network portion of the fully-insured dental PPO that was in effect in the first quarter of 2012 but not in the first quarter of 2011. In the second quarter of 2012, our healthcare services expense on a PMPM basis was higher than the second quarter of 2011. Given the 10% withhold on the in-network portion of the fully-insured dental PPO was in effect during the second quarter of both 2012 and 2011, the increase in healthcare services expense on a PMPM basis was the result of higher dental services utilization in the 2012 quarter.

Based on our healthcare services expense on a PMPM basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In general, claims on a PMPM basis are generally lower in the second and fourth quarter than in the first quarter and the third quarter. The higher third quarter claim level on a PMPM basis is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense
	2012		2011
	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$16,240	$19.83	$16,190	$20.31
Second Quarter	15,920	19.43	15,184	19.11
Third Quarter			15,999	19.98
Fourth Quarter			14,978	18.65

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

At June 30, 2012 and December 31, 2011, respectively, our investment portfolio consisted of approximately $285,000 and $108,000 of institutional money market funds. Our portfolio also included approximately $2,963,000 and $2,791,000 of investment grade corporate bonds and approximately $1,014,000 and $1,206,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2012 and December 31, 2011, respectively. In August 2011, we engaged a fixed income investment manager to manage our investment grade corporate bond portfolio under the Company’s direction. We have instructed our investment manager to continue to limit our corporate bond investments to investment grade corporate bonds, and invest in investment grade corporate bonds with maturities of up to ten years. As a result, as of August 2011, we reclassified our investment grade corporate bond portfolio from held to maturity to available for sale. We expect investment in investment grade corporate bonds with longer durations will result in increased investment income in the balance of 2012 and beyond.

However, there is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $212,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $221,000 increase in fair value. The investment grade corporate bonds with a fair value of $2,963,000 and $2,791,000 at June 30, 2012 and December 31, 2011, respectively, are all classified as available-for-sale. The certificates of deposit with a fair value of $1,014,000 at June 30, 2012 and $1,206,000 at December 31, 2011 are all classified as available-for-sale.

At June 30, 2012 and December 31, 2011, we had a mortgage note with a bank with an outstanding principal balance of $720,000 and $780,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At June 30, 2012 and December 31, 2011, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2012, the Company sold and issued 12 Class B Redeemable Common Shares in a private placement to a new member of the Company’s Board of Directors to enable him to meet the Company’s share ownership requirements, at a price of $695.38 per share.

We repurchased and retired 2 Class A Redeemable Common Shares and 60 Class B Redeemable Common Shares during the three months ended June 30, 2012 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2012	0		38	(a)	$681.67	0	N/A
May 1 – May 31, 2012	1	(a)	11	(a)	$674.19	0	N/A
June 1 – June 30, 2012	1	(a)	11	(a)	$695.38	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

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

DCP HOLDING COMPANY

August 14, 2012	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 14, 2012	By: /s/ Robert C. Hodgkins, Jr.
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