Form 10-Q
period 2012-09-30
DCP Holding CO
filed 2012-11-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were 575 and 7,734 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2012	2011
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $3,503,000 and $3,727,000 at September 30, 2012 and December 31, 2011, respectively	$3,749,605	$3,797,511
Short-term investments, available for sale at fair value, amortized cost of $387,000 and $308,000 at September 30, 2012 and December 31, 2011, respectively	388,800	307,853

Total investments	4,138,405	4,105,364
CASH AND CASH EQUIVALENTS	8,659,202	6,976,358
ACCRUED INVESTMENT INCOME	21,006	39,664
ACCOUNTS RECEIVABLE, net of allowance of $15,273 and $15,293 at September 30, 2012 and December 31, 2011, respectively	654,206	567,200
UNBILLED ACCOUNTS RECEIVABLE	26,522,727	21,219,366
DEFERRED ACQUISITION COSTS	1,694,304	1,408,214
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,561,225 and $2,365,446 at September 30, 2012 and December 31, 2011, respectively	2,161,936	2,300,308
OTHER ASSETS	1,636,478	1,660,055

TOTAL ASSETS	$45,488,264	$38,276,529

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,842,710	$2,801,468
UNEARNED PREMIUM REVENUE	28,090,160	22,456,802
OTHER PAYABLES AND ACCRUALS	3,913,391	4,042,879
REVOLVING NOTE	650,000	650,000
MORTGAGE LOAN PAYABLE	690,000	780,000
CAPITAL LEASE OBLIGATION	138,442	218,939
DEFERRED COMPENSATION	1,410,996	1,196,383

TOTAL LIABILITIES	37,735,699	32,146,471

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at September 30, 2012 and December 31, 2011, respectively	361,701	342,464
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2012 and zero at December 31, 2011, respectively	1,044,027
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 575 and 596 shares at September 30, 2012 and December 31, 2011, respectively	439,214	409,211
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,734 and 7,827 shares at September 30, 2012 and December 31, 2011, respectively	5,907,623	5,378,383

Total redeemable preferred and common shares	7,752,565	6,130,058

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 93,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$45,488,264	$38,276,529

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
REVENUES
Premium revenue	$20,355,918	$19,647,588	$59,777,226	$57,272,071
Investment income	34,232	22,071	97,916	75,911
Realized gains on investments, net	39,502	14,859	39,545	14,859
Other income	18,309	15,405	50,813	45,680

Total revenues	20,447,961	19,699,923	59,965,500	57,408,521

EXPENSES
Healthcare services expense	16,091,750	15,999,201	48,252,095	47,373,347

Insurance expense:
Salaries and benefits expense	1,302,389	1,193,463	3,973,354	3,746,599
Commission expenses and other acquisition costs	952,644	925,697	2,847,863	2,737,311
Other insurance expense	1,113,629	1,133,917	3,613,075	3,289,601

Total insurance expense	3,368,662	3,253,077	10,434,292	9,773,511

Total expenses	19,460,412	19,252,278	58,686,387	57,146,858

INCOME BEFORE INCOME TAX	987,549	447,645	1,279,113	261,663

INCOME TAX EXPENSE	366,182	162,741	467,672	95,639

NET INCOME ON REDEEMABLE SHARES	621,367	284,904	811,441	166,024

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap	1,840	1,754	5,572	4,887
Change in the fair value of investments	61,308	(26,177)	137,569	(31,563)
Reclassification adjustment for gains included in net income	(26,071)	(9,807)	(26,071)	(9,807)
Conversion of investments from Held-to-Maturity to Available-for-Sale		41,987		41,987

Total other comprehensive income	37,077	7,757	117,070	5,504

TOTAL COMPREHENSIVE INCOME	$658,444	$292,661	$928,511	$171,528

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2011	596	$409,211	7,827	$5,378,383	300	$342,464
Net income												$811,441				$811,441
Change in fair value of interest rate swap (net of income tax expense of $2,870)														$5,572		5,572
Change in fair value of investments (net of income tax expense of $70,869)														137,569		137,569
Reclassification adjustment for gains included in net income (net of tax benefit of $13,430)														(26,071)		(26,071)
Dividends declared												(227,298)				(227,298)
Redeemable Shares issued			32	22,575			1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(7)	(4,898)	(139)	(96,383)
Accretion of shares to redemption value		44,720		593,229		19,237		44,027				(584,143)		(117,070)		(701,213)

Balance at September 30, 2012	575	$439,214	7,734	$5,907,623	300	$361,701	1,000	$1,044,027		$	$		$		$

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series		Retained Earnings		Other Accumulated Comprehensive Income (Loss)		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance as reported December 31 , 2010	608	$384,825	7,476	$4,731,827	$300	$326,458			330	$185,447
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax												$(164,533)				$(164,533)
Dilution of shares to redemption value		(11,731)		(144,017)		(3,064)				(5,721)		164,533				164,533

Balance as adjusted December 31, 2010	608	373,094	7,476	4,587,810	300	323,394			330	179,726
Net Income												166,024				166,024
Change in fair value of interest rate swap (net of income tax expense of $2.519)														$4,887		4,887
Change in fair value of investments (net of income tax benefit of $16,368)														(31,563)		(31,563)
Reclassification adjustment for gains included in net income (net of tax benefit of $5,052)														(9,807)		(9,807)
Conversion of investments from Held-to-Maturity to Available-for-Sale (net of income tax expense of $21,630)														41,987		41,987
Dividends declared												(12,242)				(12,242)
Class A Common Shares exchanged for Class B Commons Shares	(2)	(1,232)	2	1,232
Redeemable Shares repurchased	(9)	(5,474)	(133)	(81,734)
Accretion of shares to redemption value		11,111		137,443		5,203				5,529		(153,782)		(5,504)		(159,286)

Balance at September 30, 2011	597	$377,499	7,345	$4,644,751	300	$328,597		$	330	$185,255	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable shares	$811,441	$166,024
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	212,322	205,736
Realized gain on investments, net	(39,545)	(14,859)
Deferred compensation	214,613	10,281
Effects of changes in operating assets and liabilities:
Accrued investment income	18,658	22,587
Accounts receivable	(87,006)	(30,036)
Unbilled accounts receivable	(5,303,361)	(1,081,287)
Deferred acquisition costs	(286,090)	(71,604)
Other assets	(17,009)	77,078
Claims payable	41,242	(284,713)
Unearned premium revenue	5,633,358	1,046,787
Other payables and accruals	(105,021)	413,514

Net cash provided by operating activities	1,093,602	459,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(883,734)	(6,141,166)
Sales and maturities of investments	1,066,833	5,967,884
Investment, other	(40,000)
Acquisition of property and equipment	(61,333)	(97,006)

Net cash provided by (used in) investing activities	81,766	(270,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(90,000)	(90,000)
Payments on capital lease	(80,497)	(78,012)
Repurchase of redeemable shares	(100,981)	(128,153)
Redeemable shares issued	1,022,575
Dividends paid	(243,621)	(16,577)

Net cash provided by (used in) financing activities	507,476	(312,742)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,682,844	(123,522)

CASH AND CASH EQUIVALENTS—Beginning of period	6,976,358	6,061,069

CASH AND CASH EQUIVALENTS—End of period	$8,659,202	$5,937,547

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$34,400	$42,027
Cash paid for income taxes	635,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$71,609	$58,496
Class A redeemable common shares exchanged for Class B redeemable common shares	9,819	1,232
Dividends payable (in other payables and accruals)		12,242

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2011 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2011 filed with the Commission on March 19, 2012. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Adopted Accounting Standards—Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition costs and requires that only incremental direct costs of successful contract acquisition be capitalized. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact of adoption on redeemable shares totaled approximately $125,000, net of tax. The Company has applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

The following table illustrates the effect of the guidance change in the condensed consolidated balance sheets:

	September 30, 2012	December 31, 2011
		As Reported	As Restated	Difference
Deferred acquisition costs	$1,694,304	$1,598,323	$1,408,214	$(190,109)
Other assets	1,636,478	1,595,418	1,660,055	64,637
Total assets	45,488,264	38,402,001	38,276,529	(125,472)
Redeemable shares	7,752,565	6,255,530	6,130,058	(125,472)

The following table illustrates the effect of the guidance change in the condensed consolidated statements of comprehensive income:

	Three months ended
	September 30, 2012	September 30, 2011
		As Reported	As Restated	Difference
Commission expenses and other acquisition costs	$952,644	$941,296	$925,697	$15,599
Net Income on Redeemable Shares	621,367	274,609	284,904	10,295

	Nine months ended
	September 30, 2012	September 30, 2011
		As Reported	As Restated	Difference
Commission expenses and other acquisition costs	$2,847,863	$2,725,455	$2,737,311	$(11,856)
Net Income on Redeemable Shares	811,411	173,849	166,024	(7,825)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $28,090,000 and $22,457,000 at September 30, 2012 and December 31, 2011, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $26,523,000 and $21,219,000 at September 30, 2012 and December 31, 2011, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,567,000 and $1,237,000 at September 30, 2012 and December 31, 2011, respectively. Management has determined that as of September 30, 2012 and December 31, 2011, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. The Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income.

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

Healthcare Services Expense— The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product and, effective April 1, 2011, the in-network portion of the dental PPO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying condensed consolidated statements of comprehensive income. Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld, unless the Company’s Board authorizes an amount to be paid to the providers.

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

Management follows a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. The decision to record an other-than-temporary impairment for a security incorporates both quantitative criteria and qualitative information. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company’s impairment policy for fixed-maturity securities states that other-than-temporary impairment is considered to have occurred if (1) the Company intends to sell the impaired fixed maturity security; (2) it is more likely than not that the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis; or (3) the present value of the expected cash flows is not sufficient to recover the entire amortized cost basis.

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $276,000 and $285,000 at September 30, 2012 and December 31, 2011, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $853,000 and $848,000 and amortized approximately $883,000 and $986,000 of these capitalized costs for the three months ended September 30, 2012 and 2011, respectively. The Company capitalized deferred acquisition costs of approximately $2,977,000 and $3,012,000 and amortized approximately $2,691,000 and $2,929,000 of these capitalized costs for the nine months ended September 30, 2012 and 2011, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $35,000 and $65,000 for the three months ended September 30, 2012 and 2011, respectively. Dental insurance premium assumed was approximately $162,000 and $194,000 for the nine months ended September 30, 2012 and 2011, respectively. The healthcare services expense assumed was approximately $41,000 and $59,000 for the three months ended September 30, 2012 and 2011, respectively. The healthcare services expense assumed was approximately $154,000 and $178,000 for the nine months ended September 30, 2012 and 2011, respectively. The Company had approximately $16,000 and $12,000 of reinsurance premium receivable and claims payable of approximately $13,000 and $20,000 at September 30, 2012 and December 31, 2011, respectively.

New Accounting Standards— In December 2011, the FASB issued updated guidance on the presentation of comprehensive income that was issued by the FASB in June 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of adjustments between other comprehensive income and net income. The deferral of those changes allows the FASB time to further consider whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income for all periods presented. The Company has adopted the new guidance and has elected to present one continuous condensed consolidated statement of comprehensive income. This did not have a material impact on the condensed consolidated financial statements.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,200,000 as of September 30, 2012 and December 31, 2011. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $87,000 and $108,000 as of September 30, 2012 and December 31, 2011, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $2,603,000 and $2,727,000 as of September 30, 2012 and December 31, 2011, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

At September 30, 2012, the Company has thirty-three investment grade corporate bonds, which consist of twenty-five different securities each with a credit rating of A- or better and eight securities that had a credit rating of between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.24% at September 30, 2012. The weighted average maturity of our investment grade corporate bonds was 8.19 years at September 30, 2012. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $40,000 and $15,000 of realized gains for the three and nine months ended September 30, 2012 and 2011, respectively.

At September 30, 2012 and December 31, 2011, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
September 30, 2012	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$300,000	$301,423	7.4%
Greater than 1 year (Six certificates of deposit and thirty-three corporate bonds)	3,503,130	3,749,605	92.6%

Total	$3,803,130	$4,051,028	100.0%

	Available-for-Sale
December 31, 2011	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (One certificate of deposit)	$200,000	$200,154	5.0%
Greater than 1 year (Seven certificates of deposit and twenty-three corporate bonds)	3,727,359	3,797,511	95.0%

Total	$3,927,359	$3,997,665	100.0%

Investments classified at September 30, 2012 and December 31, 2011 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
September 30, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$87,377			$87,377
Certificates of deposit, short term	300,000	$1,423		301,423
Certificates of deposit, fixed maturities	900,000	13,132		913,132
Corporate bonds, fixed maturities	2,603,130	233,343	$	2,836,473

Total investments	$3,890,507	$247,898	$	$4,138,405

	Available-for-Sale
December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$107,699			$107,699
Certificates of deposit, short term	200,000	$154		200,154
Certificates of deposit, fixed maturities	1,000,000	6,140		1,006,140
Corporate bonds, fixed maturities	2,727,359	79,255	$(15,243)	2,791,371

Total investments	$4,035,058	$85,549	$(15,243)	$4,105,364

There were no gross unrealized losses at September 30, 2012. Unrealized losses at December 31, 2011 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three and nine months ended September 30, 2012 and 2011. The Company had no investments in a continuous unrealized loss position for greater than one year as of September 30, 2012 and December 31, 2011.

4.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods and is included in other insurance expense in the condensed consolidated statements of comprehensive income. The fair value of the liability awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $20,000 and $15,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2012 and 2011, respectively. The Company recorded expense of approximately $67,000 and $45,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2012 and 2011, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. In 2012, the Company established a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards which will vest if established Company performance criteria are achieved over a three year period.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $50,000 and $48,000 related to deferred share awards and the change in the value of phantom shares for the three months ended September 30, 2012 and 2011, respectively. The Company recorded deferred compensation expense of approximately $152,000 and $113,000 related to deferred share awards and the change in the value of phantom shares for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there is approximately $239,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.80 years.

In March 2012, the Board declared a $21.00 per share dividend for all Class A and Class B redeemable common shares. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $28,000.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the nine months ended September 30, 2012 and 2011 were $741 and $639, respectively. At September 30, 2012 and December 31, 2011, the deferred compensation liability was approximately $1,411,000 and $1,196,000, respectively.

The following is a summary of activity of non-vested awards for the nine months ended September 30, 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2012			148.4	$788
Granted	165.0	$723	220.0	753

Forfeited	(13.0)	723

Non-vested awards at September 30, 2012	152.0	$723	368.4	$767

There were no share awards that vested during the three and nine months ended September 30, 2012.

5.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $4,265,000 and $3,649,000 for the three months ended September 30, 2012 and 2011, respectively. The Company’s gross profit was approximately $11,525,000 and $9,899,000 for the nine months ended September 30, 2012 and 2011, respectively.

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$10,952	$8,204	$2,748	$10,719	$8,306	$2,413
Fully-insured dental PPO	2,862	2,350	512	2,370	2,127	243
Self-insured dental	6,426	5,537	889	6,438	5,566	872
Corporate, all other	116		116	121		121

Total	$20,356	$16,091	4,265	$19,648	$15,999	3,649

Investment income			34			22
Realized gains on investments, net			40			15

Other income			18			15
Insurance expense			3,369			3,253

Income before income tax			$988			$448

Total assets-corporate			$45,488			$45,519

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$32,793	$25,485	$7,308	$31,765	$25,357	$6,408
Fully-insured dental PPO	8,420	7,113	1,307	7,127	6,503	624
Self-insured dental	18,197	15,654	2,543	18,015	15,513	2,502
Corporate, all other	367		367	365		365

Total	$59,777	$48,252	11,525	$57,272	$47,373	9,899

Investment income			98			76
Realized gains on investments, net			40			15

Other income			51			46
Insurance expense			10,435			9,774

Income before income tax			$1,279			$262

Total assets-corporate			$45,488			$45,519

Inter-segment revenues were not significant for the three and nine months ended September 30, 2012 and 2011.

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended September 30, 2012 was approximately $367,000 with an effective tax rate of 37.1%. The income tax expense for the three months ended September 30, 2011 was approximately $163,000 with an effective tax rate of 36.4%. The income tax expense for the nine months ended September 30, 2012 was approximately $468,000 with an effective tax rate of 36.6%. The income tax expense for the nine months ended September 30, 2011 was approximately $96,000 with an effective tax rate of 36.6%. Tax years subsequent to 2008 remain open to examination by the Internal Revenue Service (“IRS”), and 2007 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	DEBT

In 2003, the Company purchased land and an office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,800,000. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.98% and 2.03% at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the carrying value of the mortgage note of $690,000 approximates fair value. The Company validates the fair value of the mortgage note by using a discounted cash flow model and consideration of market interest rates for similar debt instruments. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95% for the 10-year period through June 12, 2013 (see Note 8).

The Company has a revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on the office building that matures in December 2012. There was a principal balance outstanding of $650,000 at September 30, 2012 and December 31, 2011. Interest is payable based on the 30-day LIBOR rate plus 1.75% and was 1.98% and 2.03% at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the carrying value of the revolving note approximates fair value. The Company validates the fair value of the revolving note by using a discounted cash flow model and consideration of market interest rates for similar debt instruments. The revolving note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.74% and 2.88% at September 30, 2012 and December 31, 2011, respectively. The Company did not have any interest expense or significant fees for the line of credit for the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013.

The Company has an additional annually renewable working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.74% and 2.88% at September 30, 2012 and December 31, 2011, respectively. The Company did not have any interest expense for the line of credit in the nine months ended September 30, 2012 and 2011. At September 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2013. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2012. At September 30, 2012 and December 31, 2011, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (amounts in thousands):

	September 30, 2012				December 31, 2011
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-insured certificates of deposit			$913	$913			$1,006	$1,006
Investment grade corporate bonds			2,836	2,836			2,791	2,791
Short-term investments
Money market funds		$87		87		$108		108
Federally-insured certificates of deposit			301	301			200	200
Deferred compensation investments (a)
Equity mutual fund investments		346		346		258		258
State guarantee fund deposits (b)
Government securities		226		226		235		235
Federally-insured certificates of deposit			50	50			50	50

Total		$659	$4,100	$4,759		$601	$4,047	$4,648

Liabilities
Interest rate swap (c)			$8	$8			$16	$16

Total	$		$8	$8	$		$16	$16

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

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

As of September 30, 2012 and December 31, 2011, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of September 30, 2012, we had approximately 296,500 members in our dental and vision benefit programs with approximately 2,700 dentists participating in our dental HMO network and approximately 2,900 dentists participating in our dental PPO network. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in Ohio, Kentucky and Indiana and approximately 38,500 additional dentists throughout the United States.

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

We manage our business with four reportable segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental, and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other primarily consists of revenue associated with our dental and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO/IND and PPO products and our vision product line are primarily marketed to employer groups. The results of our fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. We do not measure the gross profit of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, assets or liabilities to our segments because these measures are not used to analyze the segments. Our segments do not share overhead costs or assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

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

Strategy

Our strategy focuses on providing solutions to employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. We strive to provide excellent customer service to our employers, members and participating dentists. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories. We expect our dental PPO products to be important components of growth in the years ahead.

In our original eight county service area, our non-exclusive dental HMO provider network includes over 95% of the dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

Highlights

•

We had net income of approximately $621,000 for the three months ended September 30, 2012 compared to a net income of approximately $285,000 for the three months ended September 30, 2011, and we had a net income of approximately $811,000 for the nine months ended September 30, 2012 compared to a net income of approximately $166,000 for the nine months ended September 30, 2011. The profitability improvement in 2012 year-to-date is primarily due to rate increases for fully-insured dental HMO/IND and fully-insured dental PPO groups negotiated at renewal in 2011 and the first three quarters of 2012.

•

To date in 2012, our dental and vision product membership increased by approximately 5,800 members to approximately 296,500 members at September 30, 2012. This membership increase from December 31, 2011 is due to an increase in fully-insured dental HMO/IND membership of approximately 1,600 members, an increase in fully-insured dental PPO membership of approximately 3,000 members, an increase in self-insured membership of approximately 1,500 members, offset by a decrease in corporate, all other membership of approximately 300 members. The decrease in corporate, all other membership is primarily due to a decrease in our vision PPO membership.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 82.7% in the nine months ended September 30, 2011 to 80.7% in the nine months ended September 30, 2012. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

•	In January 2012, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000.

•

In March 2012, we paid a dividend of $21.00 per share to all holders of Redeemable Class A and Class B Common Shares. This was the first dividend paid to the Redeemable Common Shareholders in the history of the Company.

Comparison of Results of Operations

The following is a discussion of our results of operations for the three months ended September 30, 2012, (the “2012 quarter”), the three months ended September 30, 2011, (the “2011 quarter”), the nine months ended September 30, 2012, (the “2012 period”) and the nine months ended September 30, 2011, (the “2011 period”).

The following table presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	September 30, 2012	September 30, 2011	Change
Membership:
Fully-insured dental HMO/IND	148,300	146,800	1.0%
Fully-insured dental PPO	41,400	38,300	8.1%
Self-insured dental	84,400	82,800	1.9%
Corporate, all other	22,400	22,700	(1.3%)

Total membership	296,500	290,600	2.0%

	Three months ended	Three months ended
	September 30, 2012	September 30, 2011	Change
Premium revenue:
Fully-insured dental HMO/IND	$10,952	$10,719	2.2%
Fully-insured dental PPO	2,862	2,370	20.8%
Self-insured dental	6,426	6,438	(0.2%)
Corporate, all other	116	121	(4.1%)

Total premium revenue	20,356	19,648	3.6%

Investment income	34	22	54.5%

Realized gains on investments, net	40	15	166.7%

Other income	18	15	20.0%

Total revenue	20,448	19,700	3.8%

Healthcare services expense:
Fully-insured dental HMO/IND	8,204	8,306	(1.2%)
Fully-insured dental PPO	2,350	2,127	10.5%
Self-insured dental	5,537	5,566	(0.5%)
Corporate, all other

Total healthcare service expense	16,091	15,999	0.6%

Insurance expense	3,369	3,253	3.6%

Income tax expense	367	163	125.2%

Net Income on redeemable shares	$621	$285	117.9%

	Nine months ended	Nine months ended
	September 30, 2012	September 30, 2011	Change
Premium revenue:
Fully-insured dental HMO/IND	$32,793	$31,765	3.2%
Fully-insured dental PPO	8,420	7,127	18.1%
Self-insured dental	18,197	18,015	1.0%
Corporate, all other	367	365	0.5%

Total premium revenue	59,777	57,272	4.4%

Investment income	98	76	28.9%

Realized gains on investments, net	40	15	166.7%

Other income	51	46	10.9%

Total revenue	59,966	57,409	4.5%

Healthcare services expense:
Fully-insured dental HMO/IND	25,485	25,357	0.5%
Fully-insured dental PPO	7,113	6,503	9.4%
Self-insured dental	15,654	15,513	0.9%
Corporate, all other

Total healthcare service expense	48,252	47,373	1.9%

Insurance expense	10,435	9,774	6.8%

Income tax expense	468	96	387.5%

Net Income on redeemable shares	$811	$166	388.6%

Summary

Fully-insured dental HMO/IND premium revenue increased by $1,028,000 in the 2012 period from the 2011 period, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 2.0%, from $24.16 PMPM in the 2011 period to $24.64 PMPM in the 2012 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $1,293,000 in the 2012 period from the 2011 period, and fully-insured dental PPO premium on a PMPM basis increased by 7.9%, from $21.08 PMPM in the 2011 period to $22.75 PMPM in the 2012 period due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense increased by $128,000 in the 2012 period from the 2011 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.7%, from $19.29 PMPM in the 2011 period to $19.15 PMPM in the 2012 period. The lower level of dental HMO/IND healthcare services expense on a PMPM basis resulted in a decrease in healthcare services expense of $189,000. In addition, an increase in dental HMO/IND healthcare services expense of $317,000 was the result of an increase in membership volume in the 2012 period compared to the 2011 period.

Fully-insured dental PPO healthcare services expense increased by $610,000 in the 2012 period from the 2011 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 0.1%, from $19.23 PMPM in the 2011 period to $19.22 PMPM in the 2012 period. This decrease is primarily the result of the 10% withhold on in-network claims that was not implemented for the in-network dental PPO product until April 1, 2011. The lower level of dental PPO healthcare services expense on a PMPM basis resulted in a decrease in healthcare services expense of $6,000 that was offset by an increase in dental PPO healthcare services expense of $616,000 due to an increase in membership volume in the 2012 period compared to the 2011 period.

Self-insured healthcare services expense increased by $141,000 in the 2012 period from the 2011 period. An increase in self-insured membership volume resulted in an increase of $382,000 in the 2012 period that was offset by a decrease in self-insured healthcare services expense of approximately $241,000 due to a 1.5% decrease in self-insured claims on a PMPM basis.

Insurance expense increased by $660,000 in the 2012 period compared to the 2011 period. This insurance expense increase is primarily attributable to higher broker commission expense, salaries and wages, advertising expense, accounting and audit related expenses and professional consulting expenses in the 2012 period compared to the 2011 period. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 17.4% for the 2012 period compared to 17.0% for the 2011 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 1,500 members as of September 30, 2012 from September 30, 2011. This membership increase is primarily attributable to an increase of approximately 2,100 fully-insured dental HMO members offset by a decrease of approximately 600 fully-insured dental indemnity members. The increase in fully-insured dental HMO membership is the result of new sales of approximately 12,100 members, offset by the loss of approximately 10,000 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings. The decrease in fully-insured dental indemnity membership is primarily the result of the shift of these members to our fully-insured dental PPO after the introduction of the national PPO network in June 2011.

Our fully insured dental PPO membership increased by approximately 3,100 members as of September 30, 2012 from September 30, 2011. The increase in fully-insured dental PPO membership is the result of new sales in Ohio and Kentucky of approximately 7,900 members, offset by the loss of approximately 4,700 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 1,600 members as of September 30, 2012 from September 30, 2011. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership decreased by approximately 300 members as of September 30, 2012 from September 30, 2011. Our vision plan membership decreased by approximately 200 members. Also there was a decrease of approximately 100 dental indemnity members underwritten by a third party insurance carrier that shifted into the fully-insured HMO/IND segment at renewal.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2012 quarter increased by approximately $233,000 compared to the 2011 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $108,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2012 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $125,000.

Fully-insured dental HMO/IND premium revenue for the 2012 period increased by approximately $1,028,000 compared to the 2011 period. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $631,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2012 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $397,000. The fully-insured dental HMO/IND segment represents approximately 54.8% of our total dental business.

Fully-insured dental PPO premium revenue for the 2012 quarter increased by approximately $492,000 compared to the 2011 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $267,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2012 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $225,000.

Fully-insured dental PPO premium revenue for the 2012 period increased by approximately $1,293,000 compared to the 2011 period. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $619,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2012 period resulted in an increase in fully-insured dental PPO premiums of approximately $675,000. The fully-insured dental PPO segment represents approximately 14.1% of our total dental business.

Total self-insured dental revenue for the 2012 quarter increased approximately $12,000 compared to the 2011 quarter. Self-insured dental revenue increased by $104,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $117,000 due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization.

Total self-insured dental revenue for the 2012 period increased approximately $182,000 compared to the 2011 period. Self-insured dental revenue increased by $444,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $262,000 due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization. The self-insured dental segment represents approximately 30.4% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2012 quarter decreased approximately $28,000, or 0.5%, to approximately $6,116,000 in the 2012 quarter from approximately $6,144,000 in the 2011 quarter. Self-insured claim revenue increased by approximately $99,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $128,000 primarily due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization.

Self-insured claim revenue for the 2012 period increased approximately $150,000, or 0.9%, to approximately $17,263,000 in the 2012 period from approximately $17,113,000 in the 2011 period. Self-insured claim revenue increased by approximately $422,000 due to new self-insured sales. This self-insured claims revenue increase was offset by a decrease of approximately $273,000 primarily due to a decrease in the self-insured claims revenue on a PMPM basis as a result of lower dental service utilization.

Self-Insured ASO Fees - Self-insured ASO fees for the 2012 quarter increased approximately $16,000, or 5.4%, to approximately $310,000 in the 2012 quarter from approximately $294,000 in the 2011 quarter. Self-insured ASO fees increased by approximately $5,000 due to the new self-insured product sales and by approximately $11,000 due to an increase in average self-insured ASO fee rates for the 2012 quarter compared to the 2011 quarter.

Self-insured ASO fees for the 2012 period increased approximately $32,000, or 3.6%, to approximately $934,000 in the 2012 period from approximately $902,000 in the 2011 period. Self-insured ASO fees increased by approximately $22,000 due to the new self-insured product sales and by approximately $10,000 due to an increase in average self-insured ASO fee rates for the 2012 period compared to the 2011 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue decreased by approximately $5,000 in the 2012 quarter compared to the 2011 quarter. In aggregate, corporate, all other premium revenue increased by approximately $2,000 in the 2012 period compared to the 2011 period. The corporate, all other segment represents approximately 0.6% of our total dental business.

Investment Income

Investment income for the 2012 quarter increased approximately $12,000 compared to the 2011 quarter. Investment income for the 2012 period increased approximately $22,000 compared to the 2011 period. These increases are primarily attributable to an increase in the yield to maturity related to the current investment grade corporate bond portfolio with a longer average duration than the corporate bonds in place during the 2011 period and the 2012 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense for the 2012 quarter decreased approximately $102,000 compared to the 2011 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $97,000. A decrease in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $199,000. The decrease is primarily the result of lower healthcare services utilization in the 2012 quarter compared to the 2011 quarter.

Fully-insured dental HMO/IND healthcare services expense for the 2012 period increased approximately $128,000 compared to the 2011 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $317,000. A decrease in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an decrease in fully-insured dental HMO/IND healthcare services expense of approximately $189,000. The decrease is primarily the result of lower healthcare services utilization in the 2012 period compared to the 2011 period.

Fully-insured dental PPO healthcare services expense for the 2012 quarter increased approximately $223,000 compared to the 2011 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $201,000 related to the increase in fully-insured dental PPO membership discussed above. This increase was also the result of an increase in fully-insured dental PPO healthcare services expense of approximately $22,000 related to an increase in fully-insured dental PPO healthcare services expense on a PMPM basis from $18.82 in the 2011 quarter to $19.00 in the 2012 quarter, due to higher healthcare services utilization in the 2012 quarter compared to the 2011 quarter.

Fully-insured dental PPO healthcare services expense for the 2012 period increased approximately $610,000 compared to the 2011 period. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $616,000 that was the result of the increase in fully-insured dental PPO membership discussed above. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense of approximately $6,000 that was the result of a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis. This decrease is primarily attributable to the introduction of a 10% provider withhold on the in-network portion of the dental PPO product on April 1, 2011. This 10% provider withhold was in effect for all nine months of the 2012 period but only for six months of the 2011 period. The decrease in fully-insured dental PPO healthcare services expense on a PMPM basis attributable to the 10% provider withhold for all nine months of 2012 was offset by an increase due to higher healthcare services utilization in the 2012 period compared to the 2011 period.

Self-insured dental healthcare services expense for the 2012 quarter decreased approximately $29,000 compared to the 2011 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $90,000. Offsetting this increase was a decrease of approximately $119,000 primarily due to a decrease in the self-insured healthcare services expense on a PMPM basis as a result of lower dental service utilization.

Self-insured dental healthcare services expense for the 2012 period increased approximately $141,000 compared to the 2011 period. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $382,000. Offsetting this increase was a decrease of approximately $241,000 primarily due to a decrease in the self-insured healthcare services expense on a PMPM basis as a result of lower dental service utilization.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2012 quarter increased approximately $116,000 compared to the 2011 quarter. Consolidated insurance expense for the 2012 period increased approximately $661,000 compared to the 2011 period. The higher consolidated insurance expense for both the 2012 quarter and the 2012 period was primarily due to higher broker commission expense on increased premium revenues, salaries and wages, advertising expense, accounting and audit related fees and professional consulting expenses. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 16.5% for the 2012 quarter compared to 16.5% for the 2011 quarter and 17.4% for the 2012 period compared to 17.0% for the 2011 period.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. Our income tax expense for the three months ended September 30, 2012 was approximately $367,000 with an effective tax rate of 37.1%. Our income tax expense for the three months ended September 30, 2011 was approximately $163,000 with an effective tax rate of 36.4%. Our income tax expense for the nine months ended September 30, 2012 was approximately $468,000 with an effective tax rate of 36.6%. Our income tax expense for the nine months ended September 30, 2011 was approximately $96,000 with an effective tax rate of 36.6%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common share redemptions and payments on borrowings. Cash increased approximately $1,683,000, or 24.1%, during the 2012 period to approximately $8,659,000 as of September 30, 2012 from approximately $6,976,000 as of December 31, 2011. The change in cash for the 2012 and 2011 periods is summarized as follows (in thousands):

	Nine months ended September 30, 2012	Nine months ended September 30, 2011
Net cash provided by operating activities	$1,094	$459
Net cash provided by (used in) investing activities	82	(270)
Net cash provided by (used in) financing activities	507	(313)

Increase (decrease) in cash and cash equivalents	$1,683	$(124)

Cash Flows from Operating Activities

In the 2012 period, approximately $1,094,000 was provided by operating activities. We had net income of approximately $811,000. This income is primarily attributable to an increase in our fully-insured dental HMO/IND and fully-insured dental PPO premium revenue on a PMPM basis and lower healthcare services expense utilization. In addition, in the 2012 period, our claims payable liability increased by approximately $41,000 resulting in a cash balance increase. Other payables and accrued expenses decreased by approximately $105,000, primarily due to a decrease in accounts payable of approximately $147,000, a decrease in our premium tax liability of approximately $83,000, and a decrease in our federal income tax payable of approximately $167,000, offset by an increase in accrued payroll, bonus and PTO of approximately $111,000, an increase in accrued broker commissions of approximately $127,000 and an increase in other accrued expenses of approximately $35,000. As disclosed in the condensed consolidated statements of cash flows, we paid $635,000 of federal income taxes in the 2012 period that related to our 2011 extension payment and 2012 estimated tax payments that was necessary because of our return to profitability in 2011 and 2012. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2011 period.

Cash Flows from Investing Activities

In the 2012 period, we invested approximately $61,000 in building improvements, furniture and fixtures and computer equipment. During the 2012 period, we made purchases totaling approximately $884,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. In the 2012 period, we invested $40,000 in a joint venture. Also during the 2012 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $1,067,000.

Cash Flows from Financing Activities

In the 2012 period, we made the scheduled principal payments of approximately $90,000 related to our office building mortgage and scheduled payments of approximately $80,000 related to our capital lease. During the 2012 period, we repurchased previously redeemed Common Shares with a value of approximately $101,000 and issued Redeemable Common Shares with a value of approximately $23,000 to two members of the Board of Directors. In January 2012, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio based insurance company. We also paid dividends of approximately $177,000 to holders of our Redeemable Common Shares and approximately $67,000 to holders of our Redeemable Institutional Preferred Shares in the 2012 period.

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

Financial Condition

Our consolidated cash and short-term investments were approximately $9.0 million as of September 30, 2012 and approximately $7.3 million as of December 31, 2011. This increase is due to the increase in cash of approximately

$1,683,000 during the 2012 period and the increase in short-term investments of approximately $81,000 during the 2012 period. The increase in cash was primarily due to the cash provided by operating activities of approximately $1,094,000, cash provided financing activities of $507,000, and cash provided by investing activities of approximately $82,000. We expect to generate positive cash flow from operations during the balance of 2012. Based on total expenses for the nine months ended September 30, 2012, we estimate that we had approximately 41 days of cash and short-term investments on hand at September 30, 2012. In addition, the Company has access to approximately $3.7 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.74% and 2.88% at September 30, 2012 and December 31, 2011, respectively. We did not have any interest expense or significant fees for the line of credit in the 2012 period or the 2011 period. As of September 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013. We expect to renew the working capital line of credit in July 2013.

We have an annually renewable second working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.74% and 2.88% at September 30, 2012 and December 31, 2011, respectively. The Company did not have any interest expense for the line of credit in the 2012 period or the 2011 period. At September 30, 2012 and December 31, 2011, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit in August 2013. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. We expect to renew the working capital line of credit and the irrevocable letter of credit in August 2013.

On December 16, 2011, we renewed our revolving note with a commercial bank in the amount of $750,000 collateralized by a second mortgage on our office building. As of September 30, 2012, there was a principal balance outstanding of $650,000 related to this revolving note. This revolving note matures on December 15, 2012, is annually renewable and requires us to make monthly interest payments at a variable rate of 30-day LIBOR plus 1.75%, or 1.98% at September 30, 2012. Under this revolving note, we are required to have a minimum tangible net worth equal to or greater than $2.5 million at the end of each fiscal year, and we are in compliance with this covenant. As of September 30, 2012, we expect to renew the revolving note in December 2012.

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

Our largest subsidiary, Dental Care Plus Inc, (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. There were no dividends declared or paid by DCP in the 2012 or 2011 periods.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of September 30, 2012, we had approximately $2,110,000 or 74% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $726,000 with a Standard & Poor’s rating between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.24% at September 30, 2012. The weighted average maturity of our investment grade corporate bonds was 8.19 years at September 30, 2012.

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

Claims Payable Liability

We estimate liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liability estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates. Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the condensed consolidated statements of comprehensive income for the period in which the differences are identified. Historically, such differences have not been material.

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of December 31, 2011, we considered actual paid claim data from January 2012. As a result, we were able to use the completion factors approach for all historical months at December 31, 2011.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2012 quarter for the claims trend factor used to estimate incurred claims for September 30, 2012 are consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of September 30, 2012 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		9/30/2012	In Factor		9/30/2012
(0.5)%		3,072,970	(5)%		2,686,361
0%	(estimate used)	2,842,710	0%	(estimate used)	2,842,710
0.5%		2,711,945	5%		3,007,587

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the PMPM incurred claims for the most recent month.

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

In 2012, our first quarter healthcare services expense was lower than the first quarter of 2011. This decrease was primarily due to a lower level of fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis. This decrease is primarily the result of the 10% withhold on the in-network portion of the fully-insured dental PPO that was in effect in the first quarter of 2012 but not in the first quarter of 2011. In the second quarter of 2012, our healthcare services expense on a PMPM basis was higher than the second quarter of 2011. Given the 10% withhold on the in-network portion of the fully-insured dental PPO was in effect during the second quarter of both 2012 and 2011, the increase in healthcare services expense on a PMPM basis was the result of higher dental services utilization in the 2012 quarter. In the third quarter of 2012, our healthcare services expense on a PMPM basis was lower than that in the third quarter of 2011 as a result of lower dental services utilization in the third quarter of 2012.

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

	Healthcare Service Expense
	2012		2011
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,240	$19.83	$16,190	$20.31
Second Quarter	15,920	19.43	15,184	19.11
Third Quarter	16,092	19.61	15,999	19.98
Fourth Quarter			14,978	18.65

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

At September 30, 2012 and December 31, 2011, respectively, our investment portfolio consisted of approximately $87,000 and $108,000 of institutional money market funds. Our portfolio also included approximately $2,836,000 and $2,791,000 of investment grade corporate bonds and approximately $1,215,000 and $1,206,000 of investments in FDIC-insured bank certificates of deposits at September 30, 2012 and December 31, 2011, respectively. In August 2011, we engaged a fixed income investment manager to manage our investment grade corporate bond portfolio under the Company’s direction. We have instructed our investment manager to continue to limit our corporate bond investments to investment grade corporate bonds, and invest in investment grade corporate bonds with maturities of up to ten years. As a result, as of August 2011, we reclassified our investment grade corporate bond portfolio from held to maturity to available for sale. We expect investment in investment grade corporate bonds with longer durations will result in increased investment income in the balance of 2012 and beyond. In July 2012, we instructed our investment manager to sell approximately $500,000 of investment grade corporate bonds with maturities of up to ten years and invest the proceeds in investment grade corporate bonds with maturities up to five years. At September 30, 2012, our portfolio included approximately $292,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $193,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $191,000 increase in fair value. The investment grade corporate bonds with a fair value of $2,836,000 and $2,791,000 at September 30, 2012 and December 31, 2011, respectively, are all classified as available-for-sale. The certificates of deposit with a fair value of $1,214,000 at September 30, 2012 and $1,206,000 at December 31, 2011 are all classified as available-for-sale.

At September 30, 2012 and December 31, 2011, we had a mortgage note with a bank with an outstanding principal balance of $690,000 and $780,000, respectively, with a variable rate based on LIBOR plus 1.75%. However, in June 2003, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all but $300,000 of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $3,000.

At September 30, 2012 and December 31, 2011, we had a revolving note with a commercial bank with an outstanding principal balance of $650,000 with a variable rate based on LIBOR plus 1.75%. Management estimates that a 100 basis point increase in interest rates would decrease our annual pre-tax earnings by $6,500.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2012, the Company sold and issued 20 Class B Redeemable Common Shares in a private placement to a member of the Company’s Board of Directors, at a price of $711.48 per share.

We repurchased and retired 3 Class A Redeemable Common Shares and 57 Class B Redeemable Common Shares during the three months ended September 30, 2012 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2012	1	(a)	11	(a)	$694.63	0	N/A
August 1 – August 31, 2012	1	(a)	11	(a)	$711.48	0	N/A
September 1 – September 30, 2012	1	(a)	35	(a)	$691.79	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

November 14, 2012	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

November 14, 2012	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language).