Form 10-K
period 2012-12-31
DCP Holding CO
filed 2013-03-20
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2012

Commission File Number: 000-51954

DCP HOLDING COMPANY

(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

100 Crowne Point Place	45241
Sharonville, Ohio (Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (513) 554-1100

Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS TO BE SO REGISTERED	NAME OF EACH EXCHANGE ON WHICH EACH CLASS IS TO BE REGISTERED
NOT APPLICABLE	NOT APPLICABLE

Securities registered pursuant to section 12(g) of the act:

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

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting Company    ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2012, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $5.8 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2012, the number of Class A and Class B Redeemable Common Shares outstanding was 578 and 7,771, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 1, 2013 was 563 and 7,739, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2013, into Part III, Items 10, 11, 12, 13 and 14

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2012, we had approximately 276,800 members in our dental benefits plans and approximately 23,000 members in our vision benefit plans. We market our products through a network of independent brokers.

We had 2,652 dentists participating in our dental HMO network and 2,892 dentists participating in our dental PPO network at December 31, 2012. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in our operating territories and approximately 39,000 additional dentists throughout the United States.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by 565 dentists who participate in our Dental Care Plus plans.

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

The results of our fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit, which is premium revenue less healthcare services expense. We do not measure the results of our corporate, all other segment. We do not allocate insurance expenses, investment and other income, interest expense, or other assets or liabilities to our fully-insured dental and self-insured dental segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets. See footnote 16 to our consolidated financial statements for financial information regarding our segments.

Managed Dental Benefits Market

The following table shows the estimated 2011 and 2010 dental enrollment statistics for the United States:

	Estimated 2011 Enrollment	% of Total	Estimated 2010 Enrollment	% of Total	% Change 2010 to 2011
Dental HMO	12,398,000	8.4%	11,875,554	8.3%	4.4%
Dental PPO	113,777,235	77.2%	105,479,072	73.7%	7.9%
Dental Indemnity	13,307,506	9.0%	15,430,624	10.8%	-13.8%
Discount Dental	7,321,471	5.0%	8,958,075	6.3%	-18.3%
Direct Reimbursement	604,873	0.4%	1,439,857	1.0%	-58.0%

Total Commercial Dental	147,409,085	100.0%	143,183,182	100.0%	3.0%
Medicaid / SCHIP	25,284,823		29,033,795		-12.9%
Other Public	3,572,471		3,409,791		4.8%

Estimated Total Dental	176,266,379		175,626,768		0.4%

Source:	NADP & Delta Dental Association Joint Dental Benefits Report, August 2012

According to the National Association of Dental Plans (“NADP”), in 2011 approximately 176.3 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 57% of the U.S. population. This enrollment level represents an increase of approximately 0.4% from the estimated 2010 enrollment level of 175.6 million persons. This enrollment increase is primarily due to a 3.0% increase in commercial dental enrollment in 2011 resulting from increases in both the dental HMO and dental PPO product categories. Dental PPO product enrollment as a percentage of total commercial enrollment has increased; dental PPO enrollment increased to 77.2% of total commercial enrollment in 2011 from 73.7% in 2010.

The following table shows the estimated 2011 and 2010 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we have group dental business:

	Ohio
	Estimated 2011 Enrollment	% of Total	Estimated 2010 Enrollment	% of Total	% Change 2010 to 2011
Dental HMO	154,034	2.6%	146,878	2.6%	4.9%
Dental PPO	4,140,492	70.4%	4,128,697	72.0%	0.3%
Dental Indemnity	214,826	3.7%	137,803	2.4%	55.9%
Discount Dental	81,921	1.4%	98,809	1.7%	-17.1%
Direct Reimbursement	14,092	0.2%	33,552	0.6%	-58.0%
Medicaid / SCHIP	665,196	11.3%	672,653	11.7%	-1.1%
Other Public	610,480	10.4%	518,192	9.0%	17.8%

Total Dental	5,881,041	100.0%	5,736,584	100.0%	2.5%

	Kentucky
	Estimated 2011 Enrollment	% of Total	Estimated 2010 Enrollment	% of Total	% Change 2010 to 2011
Dental HMO	38,770	2.0%	46,238	2.7%	-16.2%
Dental PPO	1,332,503	69.9%	1,299,326	74.9%	2.6%
Dental Indemnity	140,351	7.4%	129,805	7.5%	8.1%
Discount Dental	21,219	1.1%	26,842	1.5%	-20.9%
Direct Reimbursement	6,776	0.4%	16,134	0.9%	-58.0%
Medicaid / SCHIP	130,091	6.8%	25,261	1.5%	415.0%
Other Public	235,661	12.4%	191,031	11.0%	23.4%

Total Dental	1,905,371	100.0%	1,734,637	100.0%	9.8%

Source:	NADP & Delta Dental Association Joint Dental Benefits Reports dated November 2011 and August 2012

According to the NADP, total dental HMO enrollment in Ohio increased 4.9% in 2011 compared to 2010, whereas dental HMO enrollment in the United States increased by approximately 4.4%. Total dental PPO enrollment in Ohio remained constant in 2011 compared to 2010, compared to the national dental PPO increase of 7.9%. In Ohio, total dental indemnity enrollment increased by 55.9%, whereas national dental indemnity enrollment decreased by approximately 13.8%. Total discount dental enrollment in Ohio decreased by 17.1%, whereas total discount dental enrollment in the United States decreased slightly more, by 18.3%. Total direct reimbursement dental enrollment in Ohio and national direct reimbursement decreased by approximately 58.0% between 2010 and 2011. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio decreased only 1.1% in 2011 compared to 2010, a much less pronounced decrease compared to the national Medicaid / SCHIP dental enrollment decrease of 12.9%. Other publicly funded dental enrollment in Ohio increased by 17.8% in 2011 compared to 2010, a much more pronounced increase compared to the national other publicly funded dental enrollment increase of 4.8%.

Total dental HMO enrollment in Kentucky decreased 16.2% in 2011 compared to 2010, while dental HMO enrollment in the United States increased by approximately 4.4%. Total dental PPO enrollment in Kentucky increased by 2.6% in 2011 compared to 2010, which represents a smaller percentage increase than the national dental PPO increase of 7.9%. In Kentucky, total dental indemnity enrollment increased by 8.1%, compared to a decrease in national dental indemnity enrollment of 13.8%. Total discount dental enrollment in Kentucky decreased by 20.9%, whereas total discount dental enrollment in the United States decreased 18.3%. Total direct reimbursement dental enrollment in Kentucky and national direct reimbursement decreased by approximately 58.0% between 2010 and 2011. Medicaid / SCHIP dental enrollment in Kentucky increased by 415.0% in 2011 compared to 2010, compared to the national Medicaid / SCHIP dental enrollment decrease of 12.9%. Other publicly funded dental enrollment in Kentucky increased by 23.4% in 2011 compared to 2010, compared to the national publicly funded dental enrollment increase of 4.8%.

Our dental enrollment remained constant in 2011 compared to 2010 and increased 3.1% in 2012 compared to 2011.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2012	Membership	Premiums (000’s)		Other Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	148,500	$43,844				$43,844	54.7%
Fully-Insured Dental PPO	43,400	11,429				11,429	14.3%
Self-Insured Dental	84,400	23,131	(1)	$1,249	(2)	24,380	30.4%
Other Products	23,500	—		500	(3)	500	0.6%

Total	299,800	$78,404		$1,749		$80,153	100.00%

2011	Membership	Premiums (000’s)		Other Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	146,600	$42,527				$42,527	55.8%
Fully-Insured Dental PPO	38,400	9,557				9,557	12.5%
Self-Insured Dental	82,900	22,442	(1)	$1,208	(2)	23,650	31.0%
Other Products	22,800	—		493	(3)	493	0.6%

Total	290,700	$74,526		$1,701		$76,227	100.00%

2010	Membership	Premiums (000’s)		Other Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	150,000	$42,646				$42,646	56.5%
Fully-Insured Dental PPO	39,300	9,384				9,384	12.4%
Self-Insured Dental	78,700	21,849	(1)	$1,173	(2)	23,022	30.5%
Other Products	19,900	—		463	(3)	463	0.6%

Total	287,900	$73,879		$1,636		$75,515	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.

(2)

Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and to process and pay claims. ASO fees are recognized as revenue when they are earned.

(3)	Other product fees are marketing and administrative fees we charge to third party insurance carriers that underwrite our vision benefit plan and one of our dental indemnity benefit plan.

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 69.0% of our total revenues for 2012. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth.

We currently market our dental products to employers in Ohio, Kentucky and Indiana. In general, our other, non-HMO products are offered in all counties in Ohio, Kentucky and Indiana. We have not, however, offered our PPO product in the eight county area Dental Care Plus has been serving since 1986. This area, which we refer to as our original eight county service area, includes Butler, Clermont, Hamilton and Warren counties in Ohio, and Boone, Campbell, Kenton and Pendleton counties in Kentucky. Our products are often offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

Individuals become subscribers of our dental plans through their employers. Qualified family members of these subscribers become members through such individuals. Employers may pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Fully-Insured Dental HMO and Indemnity

Our fully-insured dental HMO/IND products segment includes our Dental Care Plus dental HMO and our DentaPremier dental indemnity products.

Dental Care Plus- Under our dental HMO, premiums are paid to Dental Care Plus by the employer, and members receive access to our HMO network. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO; however, it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. For the year ended December 31, 2012, fully-insured dental HMO premiums totaled approximately $42.5 million, or 53.0% of our total premiums and ASO fees.

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Members are responsible for paying standard deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2012, approximately 88% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2012, fully-insured dental indemnity premiums totaled approximately $1.3 million, or 1.6% of our total premiums and ASO fees. Approximately 12% of our dental indemnity members are still underwritten by a third-party insurance carrier.

Fully-Insured Dental PPO

Our fully-insured dental PPO product segment includes our DentaSelect dental PPO product.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten by Dental Care Plus and has been administered by Dental Care Plus and by an independent third party administrator (“TPA”). DentaSelect members have access to our proprietary PPO network and the national dentist network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments, annual deductibles and balance billings. Employers and their participating employees typically share the cost of premiums in various contribution proportions. For the year ended December 31, 2012, fully-insured dental PPO premiums totaled approximately $11.4 million, or 14.3% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network dentists based on a maximum allowed fee schedule. The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2012, self-insured revenue totaled approximately $24.4 million, or 30.4% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers collectively aggregated $500,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2012.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2010, our quarterly healthcare services expense was slightly below average in the first quarter, significantly higher than average in the second and third quarters and lowest in the fourth quarter. In 2011, our quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. In 2012, our quarterly healthcare services expense was highest in the first quarter, slightly above average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	Healthcare Service Expense
	2012		2011		2010
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,240	$19.83	$16,190	$20.31	$15,542	$19.58
Second Quarter	15,920	19.43	15,184	19.11	16,239	20.25
Third Quarter	16,092	19.61	15,999	19.98	16,751	20.81
Fourth Quarter	15,484	18.72	14,978	18.65	14,610	18.19

Calendar Year	$63,736	$19.39	$62,351	$19.51	$63,142	$19.66

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

Business Strategy

Our objective is to become one of the leading providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer group customers, acquiring other similar dental plans, adding more participating dentists to our provider networks and increasing our product offerings. We intend to further develop the use of dental PPO products as a means to grow membership sufficient to recruit dentists into our dental provider networks.

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

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contacts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a fully-insured retention rate of approximately 95.0% in 2012, compared to retention rates of 94.2% and 92.9% in 2011 and 2010, respectively.

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

Dentist Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain dental networks comprised of dentists who have contracted with our subsidiaries. As of December 31, 2012, we had provider contracts with 2,652 dentists operating out of 6,116 dentist office locations in our dental HMO network. Of these participating dentist office locations, there are 3,947 in Ohio, 1,574 in Kentucky, 361 in Indiana, and 234 in other states. Of the 2,652 participating dentists, 565 are shareholders who each own one Class A voting redeemable common share. As of December 31, 2012, we had provider contracts with 2,892 dentists operating out of 6,756 dentist office locations in our dental PPO network. Of these participating dentist office locations, there are 4,504 in Ohio, 1,585 in Kentucky, 389 in Indiana, and 278 in other states. We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific dentists to which their employees desire access.

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

Our provider contracts require that participating dentists participate in periodic fee surveys for the purpose of establishing our fee schedule, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to maintain a state license in good standing to practice dentistry, to maintain professional liability insurance coverage in amounts determined by our Clinical Affairs Committee, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and are automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days’ notice.

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

Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists operating in our operating territories and approximately 39,000 additional dentists throughout the United States.

Employees

At December 31, 2012, we had 65 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Insurance Brokers and Consultants

Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2012, approximately 56% of our business was generated by five independent brokers, one of which was responsible for generating approximately 24% of our total premium revenue.

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

Credentialing

We have a dedicated provider relations department that communicates with network dentists and performs credentialing and re-credentialing of each participating dentist. The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one or more of our existing provider networks and evaluates whether a dentist should be terminated from one or more of the provider networks if an action is filed against the dentist with a state dental board or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board for consideration and appropriate action.

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

In 2012, our dental membership in Southwestern Ohio increased from approximately 202,200 members as of December 31, 2011 to approximately 204,700 members as of December 31, 2012. Dental membership in Northern Kentucky increased from approximately 20,500 members at December 31, 2011 to approximately 24,400 at December 31, 2012. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2012, we had 1,402 dentists in our provider networks which represent approximately 95% of the licensed dentists in Southwestern Ohio and Northern Kentucky.

We have approximately 31,700 total members in the Dayton and Springfield, Ohio market. We have developed provider networks in Dayton, Ohio that includes approximately 95% of the licensed dentists in the area. As of December 31, 2012, we had approximately 23,600 dental PPO members and approximately 8,100 dental HMO/IND members in the Dayton and Springfield market. As of December 31, 2011, we had approximately 20,400 dental PPO members and approximately 8,300 dental HMO/IND members in the Dayton and Springfield market.

As of December 31, 2012, we had approximately 1,217 dentists in both our dental HMO and dental PPO provider networks which represent approximately 63% of the licensed dentists in Southern Kentucky. As of December 31, 2012, we had approximately 800 dental HMO members and approximately 14,900 dental PPO members in our Southern Kentucky market, which is consistent with our membership in this market at December 31, 2011. This consistent level of membership is the result of new membership sales in our Southern Kentucky market that fully offset the decrease in membership that was the result of not renewing certain unprofitable groups in 2012. We continue building insurance broker relationships in Southern Kentucky and have been quoting on new employer groups in this market.

Customers

During 2012, approximately 9% of our total premium revenue was generated by four fully-insured employer groups. Also during 2012, approximately 12% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

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

•

Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition costs and requires that only incremental direct costs of successful contract acquisition be capitalized. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. For GAAP purposes, the Company defers acquisition costs and amortizes them over the estimated lives of the contracts in proportion to premiums earned. Under SAP, these acquisition costs are expensed as incurred.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2012 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

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

Anthony A. Cook, MS, MBA, 62, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer since February 2001 of Dental Care Plus and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive

Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 53, Vice President—Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jodi M. Fronczek, 41, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the company since February 2010. Prior to that she was Director of Group Benefits and Product Development (2006—2010), Director of Claims/Member Services (1997—2006), and Claims Manager (1991—1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associates degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

Laura S. Hemmer, MBA, 49, Chief Information and Technology Officer, joined the Dental Care Plus Group in 2002. With over 20 years in Information Technology roles and management, Ms. Hemmer has worked in non-profits, large manufacturing, consulting and service-oriented companies. Prior to joining Dental Care Plus, Ms. Hemmer, worked as a Senior Consultant for PCMS-Datafit and led Information Technology integration projects for a global manufacturing company. As director of Information Technology at Lanvision (now Streamline Health), she led all IT and logistical functions within the company. Prior to these positions, Ms. Hemmer worked as a Senior Systems Administrator for Marion Merrell Dow. She is active in the Chief Information Officer community in Cincinnati and Dayton and holds memberships in national CIO circles.

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

Our business is highly concentrated in a limited geographic area and adverse economic conditions within the markets in which we do business could impair or reverse our growth trends and have a negative effect on our premium revenue and net income.

The operations of our subsidiaries have concentrated premium revenue in the Southwestern Ohio, Northern Kentucky and Southern Kentucky markets, although our primary operations are in Southwestern Ohio. A prolonged regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental coverage on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

Our business is dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2012, approximately 9% of our total revenue was generated by four fully-insured employer groups and approximately 12% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2012, approximately 56% of our business was generated by five independent brokers, one of which was responsible for generating approximately 24% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant loss of premium revenues.

Because our premiums are fixed by contract, we are unable to increase our premiums during the contract term if our claims costs exceed our estimates due to higher than expected dental services utilization.

Dental services utilization by members of our fully-insured dental plans may be higher than expected, resulting in higher than anticipated healthcare services expense and a reduction in our net income. Dental costs are subject to a high rate of inflation due to many factors, including new higher priced technologies and dental procedures, new dental service techniques and therapies, an aging population, the tort liability system and government regulations. If our claims costs exceed our estimates, we will be unable to adjust the premiums we receive under our current contracts, which may result in a decrease in our net income.

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

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In June 2012, A.M. Best upgraded our rating from B- (Fair) to B (Fair). Prior to June 2012, Our B- (Fair) rating was annually affirmed in each year from 2006 through 2011. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

We operate in a highly competitive environment. We compete for employer groups principally on the basis of the size, location and quality of our provider network, premium rates, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a dental plan. Many other organizations with which we compete have substantially greater financial, and other, resources than we do. For example, our competitors include Delta Dental of Ohio, which has an A.M. Best rating of A- (Excellent) and Delta Dental of Kentucky, which has an A.M. Best rating of A- (Excellent). We also compete with the dental divisions of the medical insurance carriers in our markets, such as Humana Dental Insurance Company, which has an A.M. Best rating of A- (Excellent) and Anthem Blue Cross Life and Health Insurance Company, which has an A.M. Best rating of A (Excellent). In addition, we compete with national insurance carriers such as Metropolitan Life and Guardian of America, which have A.M. Best ratings of A+ (Superior) and A++ (Superior), respectively. Given the higher ratings and financial strength of many of our competitors, we may encounter difficulty in increasing or maintaining our dental membership in the future.

Health insurance companies will continue to offer premium concessions if employer groups sign up for both their medical plan and their dental plan, which could result in the loss of employer groups and a decrease in our premium revenue.

Many of the health insurance companies that operate in the Ohio and Kentucky markets offer both medical plans and dental plans to employer groups. If these companies offer a premium concession on the medical plan if the employer group signs up for their dental plan as well, employer groups may decide to purchase the bundled medical and dental plans to save money on their medical premium. As a result, we could experience significant loss of premium revenues.

We are subject to substantial government regulation. New laws or regulations, changes in existing laws or regulations and changes in public policy could adversely affect the markets for our products and our profitability.

Public Policy—It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company. On March 23, 2010, President Obama signed comprehensive health reform, the Patient Protection and Affordable Care Act (“Affordable Care Act”) into law. Provisions of the Affordable Care Act will continue to become effective at various dates over the next several years. At this time it is not entirely clear how the provisions of this legislation will impact stand-alone dental plans. Also the provisions of this legislation may change over the course of the next one to four years as its various provisions are modified or implemented. It is also unclear how the states in which we operate will implement the legislation. Additional changes in public policy, such as the federal premium tax assessment, could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position even if we correctly predict their occurrence. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees.

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

At the present time, the only eligible owners of our Class A common shares and Class B common shares are network dentists, employees and members of the Board of Directors. We are able to offer non-voting preferred shares to institutional investors, but there are a limited number of institutional investors that will invest their capital with the Company without voting shares or some other means to have formal influence over the direction of the Company. Due to this limitation on raising new capital, the Company will need to retain its earnings and may not be able to continue its consistent trend of premium growth.

As a result of the aging and retirements of our dentist shareholders, we anticipate request to redeem an increasing number of common shares each year resulting in a reduction in the level or amount of the redeemable common shares on our balance sheet.

As of the December 31, 2012, approximately 240 of our network dentist shareholders were 60 years old or older. Pursuant to the Company’s Amended and Restated Code of Regulations, retiring dentist have the right to require the Company to repurchase such dentist’s common shares on the term contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within thirteen months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital from other network dentists or from institutional preferred share investors or other funding sources.

A decrease in the working capital and liquidity of our business may have an adverse effect on our ability to meet debt service requirements.

If the working capital of our business were to decrease significantly due to an increase in accounts receivable, the loss of a significant number of employer groups or a period of continuing operating losses, we may be forced to liquidate portfolio investments in order to meet debt service requirements resulting in a reduction of our investment income and could result in a material reduction in our capital and surplus balance. If the accounts receivable balances from certain employer groups are greater than 90 days past due, these accounts receivable become non-admitted assets for statutory accounting purposes, leading to a decrease in our statutory basis capital and surplus balance. If our statutory-basis capital and surplus is lowered materially, the Ohio Department of Insurance may commence adverse regulatory action against us, ranging from requesting corrective action to assuming control of Dental Care Plus, and A.M. Best may consider lowering our financial strength rating.

Managing technology initiatives and meeting data security requirements are significant challenges.

We necessarily collect, use and hold data concerning individuals and businesses with whom we have a relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory and regulatory requirements.

While we take all reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals’ intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. Patching and other measures to protect existing systems and servers could be inadequate. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems may become vulnerable to damage or disruption due to circumstances beyond our control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs, and reputational damage.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None

ITEM 2.    PROPERTIES

We currently maintain our principal place of business at 100 Crowne Point Place, Sharonville, Ohio 45241, which we own. We occupy approximately 80% of this property. The remaining amount, approximately 20%, is leased to a third-party tenant. We believe that our existing facility is adequate to support our business.

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

Holders

As of December 31, 2012, there were 565 holders of Class A Redeemable Common Shares and 597 holders of Class B Redeemable Common Shares.

Dividend Policy

On February 13, 2013, our Board of Directors declared a $32.60 per share dividend for all Class A and Class B redeemable common shareholders of record on February 13, 2013, paid on March 15, 2013. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

In October 2012, the Company sold 10 Class B redeemable common shares to one participating dentist at a price of $743.21 per share, the book value of a redeemable common share at September 30, 2012. In November 2012, the Company sold 17 Class B redeemable common shares to three participating dentists at a price of $789.76, the book value of a redeemable common share at October 31, 2012. In December 2012, the Company sold one Class A redeemable common share to one participating dentist at a price of $812.27, the book value of a redeemable common share at November 30, 2012.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of a Company redeemable common share was $815, $687, $614, $636, and $672 at December 31, 2012, 2011, 2010, 2009, and 2008, respectively.

Purchases of Equity Securities

We repurchased and retired 11 Class A Redeemable Common Share and 146 Class B Redeemable Common Shares during the three months ended December 31, 2012, as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2012	1	(a)	11	(a)	$763.85	0	N/A
November 1—November 30, 2012	6		66		$789.76	0	N/A
December 1—December 31, 2012	4		69		$812.27	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	(All amounts in thousands)
	2012	2011	2010	2009	2008
Premium revenue	$80,153	$76,227	$75,515	$70,475	$66,207
Investment income	128	111	115	99	223
Other income and realized gains, net	102	78	65	72	80
Net income (loss)	1,318	591	(89)	(289)	615
Total assets	37,338	38,277	44,481	34,537	35,521
Mortgage loan payable and capital lease obligations	1,451	999	1,223	1,020	1,159
Redeemable provider preferred shares	—	—	185	196	—
Redeemable institutional preferred shares	1,453	345	326	—	—
Cash dividends declared, common and preferred	244	16	17	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2012, we had approximately 299,800 members in our dental and vision benefit programs with approximately 2,652 dentists participating in our dental HMO provider network and approximately 2,892 dentists participating in our dental PPO provider network.

We manage our business with four reportable segments: fully-insured dental HMO/IND, fully-insured dental PPO, self-insured dental, and corporate, all other. Corporate, all other consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups.

The results of our fully-insured dental HMO/IND, fully-insured dental PPO, and self-insured dental segments are measured by gross profit. We do not measure the results of our corporate, all other segment. We do not allocate investment and other income, insurance expenses, interest expense or other assets or liabilities to our fully-insured and self-insured segments. These items are retained in our corporate, all other segment. Our segments do not share overhead costs and assets.

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

Historically, healthcare services expense has generally increased for both the fully-insured dental segment and the self-insured dental segment. We have and continue to review and adjust our provider fee schedules where appropriate. In 2011, insurance expenses increased by approximately 3.5% compared to 2010. In 2012, insurance expenses increased by approximately 11.4% compared to 2011. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for more closely managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings principally through technology improvements.

Highlights

•

We had a net income of approximately $1,318,000 for the year ended December 31, 2012 compared to a net income of approximately $591,000 for the year ended December 31, 2011. This increase in net income is primarily the result of an increase in premium revenue of approximately $3,926,000, to $80,153,000 in 2012 from $76,227,000 in 2011, offset by an increase in healthcare services expense of approximately $1,385,000, to $63,736,000 in 2012 from $62,351,000 in 2011. This increase in gross margin of approximately $2,541,000 was offset by an increase in insurance expenses of $1,492,000, to $14,609,000 in 2012 from $13,117,000 in 2011. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 18.2% in 2012 from 17.2% in 2011.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by 2.3%, to 79.5% in 2012 from 81.8% in 2011. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2012 compared to 2011, improved underwriting practices and a decrease in fully-insured healthcare services expense on a per member per month basis as a result of implementing a provider withhold on the dental PPO product effective April 1, 2011. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 69.0% of our total dental business.

•

Our dental and vision products grew by approximately 9,100 members, or 3.1%, from 290,700 members at December 31, 2011 to 299,800 members at December 31, 2012. This membership increase from December 31, 2011 is due to an increase in fully-insured dental HMO/IND membership of approximately 1,900 members, an increase in fully-insured dental PPO membership of approximately 5,000 members, an increase in self-insured dental membership of approximately 1,500 members and an increase in corporate, all other membership of approximately 700 members.

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

Comparison of Results of Operations for 2012 and 2011

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011	Change
Membership:
Fully-insured dental HMO/IND	148,500	146,600	1.3%
Fully-insured dental PPO	43,400	38,400	13.0%
Self-insured dental	84,400	82,900	1.8%
Corporate, all other	23,500	22,800	3.1%

Total membership	299,800	290,700	3.1%

Premium revenue:
Fully-insured dental HMO /IND	$43,844	$42,527	3.1%
Fully-insured dental PPO	11,429	9,557	19.6%
Self-insured dental	24,380	23,650	3.1%
Corporate, all other	500	493	1.4%

Total premium revenue	80,153	76,227	5.2%

Investment income:
Corporate, All Other	128	111	15.3%

Other income:
Corporate, All Other	102	78	30.8%

Total revenue	80,383	76,416	5.2%

Healthcare services expense:
Fully-insured dental HMO/IND	33,399	33,463	(0.2%)
Fully-insured dental PPO	9,363	8,543	9.6%
Self-insured dental	20,974	20,345	3.1%

Total healthcare services expense	63,736	62,351	2.2%

Insurance expense
Corporate, All Other	14,609	13,117	11.4%

Income tax expense
Corporate, All Other	720	356	*

*	Not meaningful

Summary

Net income was approximately $1,318,000 and $591,000 for 2012 and 2011, respectively. The increase in net income primarily resulted from an increase in premium revenue of approximately $3,926,000, to $80,153,000 in 2012 from $76,227,000 in 2011, offset by an increase in healthcare services expense of $1,385,000, to $63,736,000 in 2012 from $62,351,000 in 2011. The resulting increase in gross margin of approximately $2,541,000 was offset by an increase in insurance expenses of $1,492,000, to $14,609,000 in 2012 from $13,117,000 in 2011. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 18.2% in 2012 from 17.2% in 2011.

Membership

Our fully-insured dental HMO/IND membership increased approximately 1,900 in 2012. This membership increase is primarily attributable to an increase of approximately 2,400 fully-insured dental HMO members, offset by a decrease of approximately 500 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The increase in fully-insured dental HMO membership of 2,400 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 12,100 members during 2012, offset by the loss of approximately 9,700 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A significant portion of the fully-insured dental HMO membership losses were the result of not renewing certain employer groups that did not accept the premium rate increases we proposed to move them to profitability. In addition, some of these membership losses were due to corporate acquisitions where our employer group customers moved to the new parent company benefit plans.

Our fully-insured dental PPO membership increased by approximately 5,000 members in 2012. This membership increase is due to new sales in the Dayton and Columbus, Ohio markets and the Southern Kentucky market of approximately 9,200 members during 2012, offset by the loss of approximately 4,200 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets.

Our self-insured dental membership increased by approximately 1,500 members in 2012. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the Southwest Ohio and Northern Kentucky markets, as well as an increase in membership of existing employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 700 members in 2012. The increase is primarily due to an increase of approximately 800 members in our vision plan, offset by a decrease of approximately 100 dental indemnity members that shifted into the fully-insured dental HMO/IND segment at renewal.

Revenue

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$43,844	$42,527	$1,317	$541	$776

Fully-insured dental HMO/IND premium increased approximately $1,317,000 in 2012 compared to 2011. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $776,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured dental HMO/IND membership in 2012 resulted in an increase in fully-insured dental HMO/IND premiums of approximately $541,000. The fully-insured dental HMO/IND segment represented approximately 54.7% of our total dental business in 2012.

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$11,429	$9,557	$1,872	$970	$902

Fully-insured dental PPO premium increased approximately $1,872,000 in 2012 compared to 2011. Fully-insured dental PPO premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $902,000 in fully-insured dental PPO premium revenue. An increase in fully-insured dental PPO membership in 2012 resulted in an increase in fully-insured dental PPO premiums of approximately $970,000. The fully-insured dental PPO segment represented approximately 14.3% of our total dental business in 2012.

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$23,131	$22,442	$689	$516	$173
Self-Insured ASO Fees	1,249	1,208	41	28	13

Total Self-Insured Revenue	$24,380	$23,650	$730	$544	$186

Total self-insured revenue increased approximately $730,000 in 2012 compared to 2011. Self-insured dental revenue increased by approximately $544,000 due to new self-insured sales. In addition, self-insured revenue increased by approximately $186,000 due to an increase in the self-insured claims revenue on a per member per month basis as a result of slightly higher dental service utilization and a slight increase in self-insured administrative fee rates on per member per month basis. The self-insured dental segment represented approximately 30.4% of our total dental business in 2012. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue increased approximately $689,000, or 3.1%, to $23,131,000 in 2012 from $22,442,000 in 2011. Self-insured claim revenue increased by approximately $516,000 due to new self-insured sales. Also self-insured claims revenue increased by approximately $173,000 primarily due to an increase in the self-insured claims revenue on a per member per month basis as a result of slightly higher dental service utilization.

Self-Insured ASO Fees—Self-insured ASO fees increased approximately $41,000, or 3.4%, to $1,249,000 in 2012 from $1,208,000 in 2011. Approximately $28,000 of this increase is attributable to the self-insured product sales. Approximately $13,000 of this increase was due to a small increase in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $7,000, or 1.4%, to $500,000 in 2012 from $493,000 in 2011.

Investment Income

Investment income increased approximately $17,000, or 15.3%, to $128,000 in 2012 from $111,000 in 2011. This increase is the result of funds that were invested in medium duration investment grade corporate bonds with higher yields during all of 2012. We invested in short duration investment grade corporate bonds for the first seven months of 2011 before transitioning to medium duration investment grade corporate bond investments during the last five months of 2011 and into 2012.

Other Income

Other income increased approximately $24,000 or 30.8% to $102,000 in 2012 from $78,000 in 2011. This increase is primarily the result of an increase of realized gains due to the sale of investments in 2012 as compared to 2011.

Healthcare Services Expenses

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$33,399	$33,463	$(64)	$425	$(489)

Fully-insured dental HMO/IND healthcare services expense decreased by $64,000, or 0.2%, to $33,399,000 in 2012 from $33,463,000 in 2011. This decrease is attributable to a decrease in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately $489,000, or 1.5%, in 2012 for both existing and new fully-insured dental HMO/IND membership. This decrease was offset by an increase in fully-insured dental HMO/IND healthcare services expense of approximately $425,000 due to an increase in fully-insured dental HMO/IND member months of 1.3% in 2012 compared to 2011.

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$9,363	$8,543	$820	$867	$(47)

Fully-insured dental PPO healthcare services expense increased by $820,000, or 9.6%, to $9,363,000 in 2012 from $8,543,000 in 2011. This increase is attributable to an increase in fully-insured dental PPO healthcare services expense of approximately $867,000 due to an increase in fully-insured dental PPO member months of 10.1% in 2012 compared to 2011. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense of approximately $47,000 due to a decrease in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 0.5% in 2012 for both existing and new fully-insured dental PPO membership.

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$20,974	$20,345	$629	$468	$161

Self-insured healthcare services expense increased by approximately $629,000, or 3.1%, in 2012. An increase of 2.3% in self-insured member month volume in 2012 compared to 2011 resulted in an increase in self-insured healthcare services expense of approximately $468,000. Self-insured dental healthcare services expense increased by approximately $161,000 due to an increase in dental service utilization level by our self-insured members in 2012 compared to 2011.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $1,492,000 in 2012. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 18.2% for 2012, increasing 1.0% from the 2011 ratio of 17.2%. Salaries and wages increased by approximately $488,000 as a result of salary and wage increases in 2012, the addition of some incremental full-time positions and management bonuses in 2012 due to our improved profitability. Commissions expense increased approximately $157,000, or 4.8%, due to the increase in total premium revenue in 2012 compared to 2011. Advertising expense in 2012 increased by approximately $144,000, or 86.3%, as advertising programs were initiated in the Columbus, Ohio market in addition to the ongoing advertising programs in our other established markets. Professional consulting expense increased by approximately $61,000, or 16.9%, as a result of proceeding with discretionary projects in 2012 that were delayed in 2011. Board of Directors expense increased by approximately $199,000, or 33.1%, primarily due to a 16.2% increase in the book value of directors deferred compensation restricted share awards. In addition, bad debt expense increased by approximately $42,000 as the result of certain employer group receivable balances that were determined to be uncollectable. Also, miscellaneous expenses increased by approximately $32,000 due to the one-time costs incurred relative to the refinancing of our office building.

Income Taxes

Our effective tax rate for 2012 was 35.3% compared to the 37.6% effective tax rate in 2011. Our 2012 and 2011 effective tax rates were higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment and legal fees. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Comparison of Results of Operations for 2011 and 2010

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2011 and 2010 (dollars in thousands):

	2011	2010	Change
Membership:
Fully-insured dental HMO/IND	146,600	150,000	(2.3%)
Fully-insured dental PPO	38,400	39,300	(2.3%)
Self-insured dental	82,900	78,700	5.3%
Corporate, all other	22,800	19,900	14.6%

Total membership	290,700	287,900	1.0%

Premium revenue:
Fully-insured dental HMO /IND	$42,527	$42,646	(0.3%)
Fully-insured dental PPO	9,557	9,384	1.8%
Self-insured dental	23,650	23,022	2.7%
Corporate, all other	493	463	6.5%

Total premium revenue	76,227	75,515	0.9%

Investment income:
Corporate, All Other	111	115	(3.5%)

Other income:
Corporate, All Other	78	64	21.9%

Total revenue	76,416	75,694	1.0%

Healthcare services expense:
Fully-insured dental HMO/IND	33,463	34,038	(1.7%)
Fully-insured dental PPO	8,543	9,278	(7.9%)
Self-insured dental	20,345	19,826	2.6%

Total healthcare services expense	62,351	63,142	(1.3%)

Insurance expense
Corporate, All Other	13,117	12,672	3.5%

Income tax expense (benefit)
Corporate, All Other	356	(30)	*

*	Not meaningful

Summary

Net income (loss) was approximately $591,000 and $(89,000) for 2011 and 2010, respectively. The increase in net income primarily resulted from an increase in premium revenue of approximately $712,000, to $76,227,000 in 2011 from $75,515,000 in 2010 and a decrease in healthcare services expense of $791,000, to $62,351,000 in 2011 from $63,142,000 in 2010. The resulting increase in gross margin of approximately $1,503,000 was offset by an increase in insurance expenses of $445,000, to $13,117,000 in 2011 from $12,672,000 in 2010. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 17.2% in 2011 from 16.8% in 2010.

Membership

Our fully-insured dental HMO/IND membership decreased approximately 3,400 in 2011. This membership decrease is primarily attributable to a decrease of approximately 2,900 fully-insured dental HMO members and a decrease of approximately 500 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc.

(“DCP”). The decrease in fully-insured dental HMO membership of 2,900 members is due to the loss of approximately 12,400 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups, offset by new sales in the Cincinnati and Northern Kentucky markets of approximately 9,500 members during 2011. A significant portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans.

Our fully-insured dental PPO membership decreased by approximately 900 members in 2011. This membership decrease is due to the loss of approximately 5,100 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets, offset by new sales in the Dayton and Columbus, Ohio markets and the Southern Kentucky market of approximately 4,200 members during 2011.

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

Revenue

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$42,527	$42,646	$(119)	$(1,154)	$1,035

Fully-insured dental HMO/IND premium decreased approximately $119,000 in 2011 compared to 2010. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $1,035,000 in fully-insured dental HMO/IND premium revenue. A decrease in fully-insured dental HMO/IND membership in 2011 resulted in an decrease in fully-insured dental HMO/IND premiums of approximately $1,154,000. The fully-insured dental HMO/IND segment represented approximately 55.8% of our total dental business in 2011.

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$9,557	$9,384	$173	$(242)	$415

Fully-insured dental PPO premium increased approximately $173,000 in 2011 compared to 2010. Fully-insured dental PPO premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $415,000 in fully-insured dental PPO premium revenue. A decrease in fully-insured dental PPO membership in 2011 resulted in a decrease in fully-insured dental PPO premiums of approximately $242,000. The fully-insured dental PPO segment represented approximately 12.5% of our total dental business in 2011.

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$22,443	$21,850	$593	$1,024	$(431)
Self-Insured ASO Fees	1,207	1,172	35	55	(20)

Total Self-Insured Revenue	$23,650	$23,022	$628	$1,079	$(451)

Total self-insured revenue increased approximately $628,000 in 2011 compared to 2010. Self-insured dental revenue increased by approximately $1,079,000 due to new self-insured sales. This self-insured revenue increase was offset by a decrease of approximately $451,000 due to a decrease in the self-insured claims revenue on a per member per month basis as a result of lower dental service utilization. Approximately $147,000 of this decrease was the result of run-out claims in 2010 for a larger employer group that was self-insured in 2009 and converted to fully-insured effective January 1, 2010 that did not recur in 2011. The self-insured dental segment represented approximately 31.0% of our total dental business. The self-insured segment revenue has two components:

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

Investment Income

Investment income decreased approximately $4,000, or 3.5%, to $111,000 in 2011 from $115,000 in 2010. This decrease is the result of funds that were invested in low yield money market investments during the transition from short duration to medium duration corporate bond investments in 2011. In 2010, we invested in short duration investment grade corporate bonds, Federal Deposit Insurance Corporation (“FDIC”) insured certificates of deposit and money market funds. In 2011, we invested in medium duration investment grade corporate bonds, FDIC insured certificates of deposit and money market funds.

Other Income

Other income increased approximately $14,000 or 21.6% to $78,000 in 2012 from $64,000 in 2011. This increase is primarily the result of an increase of realized gains due to the sale of investments in 2011. There were no realized gains on the sale of investments in 2010.

Healthcare Services Expenses

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$33,463	$34,038	$(575)	$(923)	$348

Fully-insured dental HMO/IND healthcare services expense decreased by $575,000, or 1.7%, to $33,463,000 in 2011 from $34,038,000 in 2010. This decrease is attributable to a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $923,000 due to a decrease in fully-insured dental HMO/IND member months of 2.7% in 2011 compared to 2010. This decrease was offset by an increase in fully-insured dental HMO/IND healthcare services expense of approximately $348,000 resulting from an increase in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately 1.0% in 2011 for both existing and new fully-insured dental HMO/IND membership.

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$8,543	$9,278	$(735)	$(239)	$(496)

Fully-insured dental PPO healthcare services expense decreased by $735,000, or 7.9%, to $8,543,000 in 2011 from $9,278,000 in 2010. This decrease is attributable to a decrease in fully-insured dental PPO healthcare services expense of approximately $239,000 due to a decrease in fully-insured dental PPO member months of 2.6% in 2011 compared to 2010. This decrease is also the result of a decrease in fully-insured dental PPO healthcare services expense of approximately $496,000 due to a decrease in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 5.3% in 2011 for both existing and new fully-insured dental PPO membership. The introduction of the 10% provider withhold on the in-network portion of the fully-insured dental PPO effective April 1, 2011 was a primary factor in this decrease in fully-insured dental PPO healthcare services expense on a per member per month basis.

	(Amounts in thousands)
	2011	2010	Total Dollar Change	Member Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$20,345	$19,826	$519	$929	$(410)

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

Insurance Expenses

Consolidated insurance expenses increased approximately $445,000 in 2011. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 17.2% for 2011, increasing 0.4% from the 2010 ratio of 16.8%. Board of Director expense increased by approximately $300,000, or 100%, primarily due to a 50% increase in total director compensation including cash and deferred share awards compensation as a result of additional share awards and an increase in the book value of redeemable common shares. There was a 50% reduction to director compensation, approved by the Board, in 2010. In addition, advertising expense in 2011 increased by approximately $57,000, or 52.0%, as advertising programs were reinitiated in 2011 after having been forgone in 2010 as part of an initiative to reduce discretionary expenses. Professional consulting expense increased by approximately $156,000, or 75.1%, as a result of proceeding with discretionary projects in 2011 that were delayed in 2010. Salaries and benefits increased by approximately $80,000, primarily as a result of higher management bonuses in 2011 compared to 2010. Commissions expense increased approximately $51,000, or 1.6%, due to the increase in total premium revenue in 2011 compared to 2010.

Income Taxes

Our effective tax rate for 2011 was 37.6% compared to the 25.0% effective tax rate in 2010. Our 2011 effective tax rate was higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment and legal fees. Our 2010 effective tax rate was much higher than the federal statutory rate primarily due to the low amount of our pre-tax income (loss) relative to the impact of permanent tax differences. See Note 5 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity and Capital Resources and changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the maturity or sale of our investment securities, from the sale of redeemable common and preferred shares, and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common shares redemptions, dividends, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive operating cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash increased $1,554,000, or 22.3%, for the year ended December 31, 2012 to approximately $8.5 million at December 31, 2012 from approximately $7.0 million at December 31, 2011. This cash increase is primarily the result of improved profitability due to a lower fully-insured loss ratio in 2012. This loss ratio decrease is primarily due to an increase in fully-insured dental HMO/ IND and fully-insured dental PPO premium rates in 2012 compared to 2011, improved underwriting practices, and a decrease in fully-insured dental HMO/IND healthcare services expense on a per member per month basis as a result of a decrease in fully-insured dental HMO/IND dental services utilization. Cash increased approximately $915,000, or 15.1%, for the year ended December 31, 2011 to approximately $7.0 million at December 31, 2011 from approximately $6.1 million at December 31, 2010. This cash increase is primarily the result of a lower fully-insured loss ratio offset by higher insurance expense as a percentage of premium in 2011. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2011 compared to 2010, improved underwriting practices, and a decrease in fully-insured healthcare services expense on a per member per month basis as a result of implementing a provider withhold on the dental PPO product effective April 1, 2011. The change in cash for the years ended December 31, 2012, 2011 and 2010 is summarized as follows (in thousands):

	2012	2011	2010
Net cash provided by operating activities	$1,362	$1,571	$876
Net cash used in investing activities	(256)	(309)	(1,730)
Net cash provided by (used in) financing activities	448	(347)	146

Increase (decrease) in cash	$1,554	$915	$(708)

Cash flows from Operating Activities

In 2012, we generated approximately $1,362,000 of cash from operating activities. This level of cash flow from operating activities is similar to the cash flow generated from operating activities in 2011. We had net income of approximately $1,318,000 in 2012 compared to net income of $591,000 in 2011. During 2012, we paid approximately $1,110,000 in federal tax payments as compared to $95,000 in 2011. In addition to our 2012 net income, we had non-cash depreciation and amortization expense of approximately $288,000 and an increase in deferred compensation liabilities of $542,000. The increase in deferred compensation liabilities is primarily due to the 16% increase in the book value of the common shares during 2012. These sources of cash were offset by cash uses such as a decrease in the claims payable liability of approximately $665,000. A decrease in unbilled accounts receivable of approximately $2,623,000 was offset by a decrease in unearned premium revenue of $2,665,000, resulting in a net cash decrease of $42,000. This cash decrease is attributable to a decrease in unearned premium revenue received in advance. Unbilled accounts receivable and unearned premium revenue are recorded primarily as the result of non-cancelable short-term insurance contracts. Most of our contracts are one year in duration; however, we occasionally enter into multi-year contracts that tend to be for larger groups. As a result, depending on the timing of large group renewals, the unbilled accounts receivable and unearned premium revenue can experience large fluctuations from period to period.

In 2011, we generated approximately $1,571,000 of cash from operating activities. This level of cash flow from operating activities is higher than the cash flow generated from operating activities in 2010. We had net income of approximately $591,000 in 2011 compared to net loss of $89,000 in 2010. In addition to our 2011 net income, we had non-cash depreciation and amortization expense of approximately $264,000, an increase in deferred compensation liabilities of $226,000, an increase in claims payable of $25,000 and an increase in other payables and accruals of $276,000. The increase in deferred compensation liabilities is primarily due to the 11% increase in the book value of the common shares during 2011, while the increase in other payables and accruals is primarily the result of a higher management bonus liability for 2011. These sources of cash were offset by cash uses such as an increase in accounts receivable of approximately $61,000. A decrease in unbilled accounts receivable of approximately $6,842,000 was offset by a decrease in unearned premium revenue of $7,074,000, resulting in a net cash decrease of $232,000. This cash decrease is attributable to a decrease in unearned premium revenue received in advance. Unbilled accounts receivable and unearned premium revenue are recorded primarily as the result of non-cancelable short-term insurance contracts.

In 2010, we generated approximately $876,000 of cash from operating activities. This level of cash flow from operating activities is higher than the cash flow generated from operating activities in 2009. We had a net loss of approximately $89,000 in 2010 compared to net loss of $289,000 in 2009. Sources of cash include: non-cash depreciation and amortization expense of approximately $505,000, an increase in deferred compensation liabilities of $132,000, an increase in claims payable of $460,000, and an increase in unearned premium of $8,572,000 that was offset by an increase in unbilled accounts receivable of $8,076,000. Both unbilled accounts receivable and unearned premium increased as a result of the conversion of a large employer group from the self-insured segment to the fully-insured segment and the renewal of a large employer group on a multi-year contract, both effective January 1, 2010. The increase in our claims payable is primarily due to the fact that there was a significant increase in fully-insured membership at December 31, 2010 compared to December 31, 2009. These sources of cash were offset by cash uses such as an increase in accounts receivable of approximately $95,000, an increase in deferred policy acquisition costs of $723,000 and an increase in other assets of $99,000.

Cash flows from Investing Activities

In 2012, we invested approximately $124,000 in building improvements, office equipment and computer equipment and software. Also in 2012, approximately $1.1 million of our investments in FDIC insured certificates of deposit, investment grade corporate bonds and money market funds either matured or were liquidated. We also invested approximately $1.2 million in additional FDIC insured certificates of deposit, investment grade corporate bonds and money market funds. We also invested $40,000 to develop a dental and vision discount product. Collectively, these investments resulted in a decrease in cash from investment activities of approximately $256,000.

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

Cash flows from Financing Activities

In 2012, we paid approximately $120,000 of our outstanding mortgage balance and repaid approximately $108,000 related to the capital lease that we executed in December 2010. In December 2012, we entered into a new mortgage loan in the amount of $1,340,000 in order to refinance both the remaining balance on our first mortgage of approximately $660,000 and to repay the balance on our revolving note of approximately $650,000. During 2012, we sold $1 million of institutional preferred shares and approximately $44,000 of Class A and Class B common. Also during 2012, we repurchased redeemable common shares of $138,000 from provider shareholders.

In 2011, we paid approximately $120,000 of our outstanding mortgage balance and repaid approximately $104,000 related to the capital lease that we executed in December 2010. During 2011, we repurchased redeemable common shares of $128,000 from provider shareholders. In the fourth quarter of 2011, we exchanged the 330 outstanding Provider Preferred Shares with a book value of approximately $205,000 for 330 Class B Common Shares with a book value of $227,000 and received $22,000 in cash.

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

Our new mortgage note matures in December 2022. The note requires us to make principal payments of $3,800 per month in 2013 and higher principal payments in 2014 through 2022 in accordance with the agreed upon loan amortization schedule. The mortgage note bears interest at a variable rate of 30-day LIBOR plus 1.95%. We also entered into a variable to fixed interest rate swap agreement that converts the variable rate mortgage to a fixed rate mortgage with an effective fixed interest rate of 3.90%. At the maturity date of the mortgage note in December 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced.

Provider Withhold Payments

In most cases, our reimbursement to our directly contracted participating providers for covered dental services under the dental HMO, and also the dental PPO effective April 1, 2011, are subject to a 10% withhold. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors (the “Board”) authorizes any amounts withheld to be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In December of each year our Board evaluates the projected pre-tax income of our dental HMO and dental PPO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the improvements to the dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims paid to such participating dental provider in relation to the total claims paid to all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board, if any, are accrued in the fourth quarter of the fiscal year. The Board did not authorize any return of withhold for the years ended December 31, 2012, 2011 or 2010.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2012 is as follows:

Contractual Obligations	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Long-term debt and interest (1)	$98,000	$195,000	$194,000	$1,284,000	$1,771,000
Capital lease and interest	113,000	—	—	—	113,000
Operating leases	88,000	92,000	14,000	—	194,000
Deferred Compensation (2)	81,000	154,000	—	1,378,000	1,613,000
Claims payable	2,136,000	—	—	—	2,136,000

Total	$2,516,000	$441,000	$208,000	$2,662,000	$5,827,000

(1)	Includes swap interest payments based on a fixed rate of 3.90%.
(2)

Includes deferred compensation liability to Company directors and employees. We expect to pay two directors approximately $81,000 in 2013 and one director approximately $154,000 in 2014. The remainder is expected to be paid in more than five years. Actual payments may occur sooner based on termination dates of directors or employees.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95% and was 2.02% at December 31, 2012. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2012, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2012.

As of December 31, 2012, we believe our most significant other commitments are:

Commissions—We expect commission payments to generally correspond to earned premium volume.

Redeemable Common Shares—Pursuant to the Company’s Amended and Restated Code of Regulations, dentist have the right to require the Company to repurchase such dentist’s common shares on the term contained in the Code of Regulations. In 2013, we expect to pay approximately $160,000 in redeemed common shares.

Off-balance sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $8.9 million at December 31, 2012. Our consolidated cash and short term investments increased by approximately $1.6 million from approximately $7.3 million as of December 31, 2011.

This increase in cash and short term investments from December 31, 2011 to December 31, 2012 is primarily due to the net cash provided by operating activities of approximately $1,362,000 and cash provided by financing activities of approximately $448,000, offset by the cash used in investing activities of $256,000.

In July 2012, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest was at a variable rate of LIBOR plus 2.50% and was 2.57% at December 31, 2012. The Company did not have any interest expense for the line of credit in 2012, 2011 or 2010. As of December 31, 2012 and 2011, there was no amount outstanding on this line of credit.

In August 2012, we renewed an annually renewable agreement with a commercial bank for a $960,000 working capital line of credit, and the commercial bank also issued an irrevocable letter of credit in the amount of $40,000. Interest was payable at a variable rate of LIBOR plus 2.50% and was 2.57% at December 31, 2012. The Company did not have any interest expense for the line of credit in 2012 or 2011. As of December 31, 2012 and 2011, there was no amount outstanding on this line of credit.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our provider shareholders who die, are permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $138,000, $128,000, and $61,000 of redeemable common shares in the years ended December 31, 2012, 2011, and 2010, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

We operate as a holding company in a highly regulated industry. We are primarily dependent upon management fees that we receive from our subsidiaries. We receive over 99% of our management fees from our subsidiary, Dental Care Plus. We also receive dividends from our subsidiaries from time to time. The dividends from our subsidiary, Dental Care Plus, are subject to regulatory restrictions.

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. In 2012, Dental Care Plus paid an ordinary dividend in the amount of $360,000 to DCP Holding Company that did not require prior approval by the Ohio Department of Insurance. There were no dividends declared or paid by Dental Care Plus during 2011 or 2010. Even if prior approval is not required, prior notification must be provided to state insurance departments in Ohio, Kentucky and Indiana before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2012.

We maintained aggregate statutory capital and surplus of approximately $7.4 million as of December 31, 2012 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2013 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2012 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2012, 2011, and 2010, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2012	2011	2010
Changes in:
Change in fair value of investments, net of tax	$143,369	$10,800	$(9,359)
Reclassification adjustment for gains included in net income, net of tax	(22,708)	(11,511)
Conversion of investments from held-to-maturity to available for sale, net of tax		41,987
Change in fair value of interest rate swap, net of tax	(20,339)	7,448	(2,644)

Total	$100,322	$48,724	$(12,003)

The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $20,339 due to a slight decrease in prevailing interest rates at the end of December 2012. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $7,448 at December 31, 2011 due to an increase in prevailing interest rates during 2011 as compared to 2010. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $2,644 at December 31, 2010 due to a slight decrease in prevailing interest rates during 2010. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $41,275 and $16,354 and is included in other payables and accruals at December 31, 2012 and 2011, respectively.

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

	2012		2011
IBNR	$1,723,219	80.7%	$1,796,298	64.1%
Reported claims in process	367,430	17.2%	954,111	34.1%
Other healthcare services expenses payable	45,361	2.1%	51,059	1.8%

Total claims payable liability	$2,136,010	100%	$2,801,468	100%

Between December 31, 2011 and December 31, 2012, our IBNR estimate decreased by approximately $73,000 or 4.1%, primarily due to a 1.4% decrease in fully-insured dental HMO/IND claims on a per member per month basis in 2012 compared to 2011. Also, our IBNR estimate at December 31, 2012 has decreased due to a decrease in fully-insured dental HMO/IND utilization in December 2012 compared to December 2011. In addition, the fully-insured dental PPO claims on a per member per month basis decreased by 0.5% in 2012 compared to 2011. Reported claims in process at December 31, 2012 was approximately $367,000, or $587,000 lower than the reported claims in process at December 31, 2011. This decrease was the result of the payment of provider claims that occurred on December 31, 2012 that reduced reported claims in process to its lowest possible level. The final payment of provider claims in 2012 occurred on December 31, 2012, whereas the final payment of provider claims in 2011 occurred on December 26, 2011. Accordingly, there were five days less of reported claims in process at December 31, 2012 as compared to December 31, 2011.

We estimate liabilities for both IBNR and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates.

Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the consolidated statement of comprehensive income (loss) for the period in which the differences are identified.

We develop our estimate for claims payable liability using actuarial methodologies primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. Throughout the year, we use both the “completion factors” and the “claims trend factor” to estimate our claims payable liability. On a quarterly basis, for periods prior to the most recent month, we calculate “completion factors” which indicate the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factors to determine historical patterns over a rolling 12-month period, made consistent period over period with making adjustments for known changes in claim inventory levels and known changes in claim payment processes. Then, for the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon per member per month claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels and seasonality. We have consistently applied the key actuarial methodologies to estimate the IBNR and reported claims in process components of our claims payable liability.

When developing our estimate for claims payable liability as of December 31, 2012, we considered actual paid claim data from January 2013. As a result, we are able to use the completion factors approach for all historical months in 2012, including December 2012. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2012 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)
(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2012
(0.50%)		2,294,075
0%	(estimate used)	2,136,010
0.50%		1,995,033

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2012.

Recognition of Premium Revenue

Fully-Insured premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage, as well as unbilled accounts receivable, are reflected on the accompanying consolidated balance sheets as unearned premium revenue. The Company’s unearned premium revenue was approximately $19,792,000 and $22,457,000 at December 31, 2012 and 2011, respectively, for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in unbilled accounts receivable. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data and are reflected in revenue in the current period. These retroactive membership adjustments are generally immaterial to the consolidated financial statements. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with contracts with self-insured employers. We provide administrative and claims processing services, benefit plan design, and access to provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups.

Healthcare Services Expense

Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using the actuarial estimates discussed above. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO are subject to a 10% withhold. Our reimbursement to our participating providers for in-network covered dental services under the dental PPO also became subject to a 10% withhold effective April 1, 2011. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. At the end of each year, our Board of Directors determines, in its sole discretion, how much, if any, of the provider withhold is to be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense.

Income Taxes

Our accounting for income taxes requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that are recognized in our consolidated financial statements in different periods than those in which the events are recognized in our tax returns. The measurement of deferred tax liabilities and assets is based on current tax laws as of the balance sheet date. We record a valuation allowance related to deferred tax assets in the event that available evidence indicates that the future tax benefits related to deferred tax assets may not be realized. A valuation allowance is required when it is more likely than not that the deferred tax assets will not be realized. Our determination of whether a valuation allowance is required is subject to change based on future estimates of the recoverability of our net deferred tax assets.

New Accounting Standards

In December 2011, the FASB issued updated guidance on the presentation of comprehensive income that was issued by the FASB in June 2011 effective prospectively for fiscal years beginning after December 15, 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of adjustments between other comprehensive income and net income. The Company has adopted the new guidance and has elected to present one continuous consolidated statement of comprehensive income (loss). This did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

In December 2011, the FASB issued guidance regarding balance sheet offsetting disclosures, effective for reporting periods beginning on or after January 1, 2013. The guidance will be applied retrospectively for all comparative periods presented. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The FASB issued updated guidance in January 2013 clarifying the scope of the disclosures to include derivatives and hedging instruments that are subject to an enforceable master netting or similar agreement. The guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

At December 31, 2012, our investment portfolio consisted of approximately $93,000 of an institutional money market fund. Our portfolio also included approximately $3,108,000 of investment grade corporate bonds and $1,215,000 of investments in FDIC-insured bank certificates of deposits at December 31, 2012. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $197,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $186,000 increase in fair value. At December 31, 2012, the investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $2,871,000 and $1,200,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2012 and 2011 that the Company did not have in 2010.

At December 31, 2012, we had a mortgage note with a bank with an outstanding principal balance of $1,340,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), redeemable shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for costs associated with acquiring or renewing insurance contracts in 2012.

/s/    Deloitte & Touche LLP

Cincinnati, OH

March 20, 2013

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 and 2011

	2012	2011
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $3,771,000 and $3,727,000 at December 31, 2012 and 2011, respectively	$4,022,368	$3,797,511
Short-term investments, available for sale at fair value, amortized cost of $393,000 and $308,000 at December 31, 2012 and 2011, respectively	394,342	307,853

Total investments	4,416,710	4,105,364
CASH AND CASH EQUIVALENTS	8,530,758	6,976,358
ACCRUED INVESTMENT INCOME	32,918	39,664
ACCOUNTS RECEIVABLE, net of allowance of $55,163 and $15,293 at December 31, 2012 and 2011, respectively	485,443	567,200
UNBILLED ACCOUNTS RECEIVABLE	18,596,063	21,219,366
DEFERRED ACQUISITION COSTS	1,184,413	1,408,214
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,590,246 and $2,365,445 at December 31, 2012 and 2011, respectively	2,189,212	2,300,308
OTHER ASSETS	1,902,272	1,660,055

TOTAL ASSETS	$37,337,789	$38,276,529

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,136,010	$2,801,468
UNEARNED PREMIUM REVENUE	19,792,176	22,456,802
OTHER PAYABLES AND ACCRUALS	4,097,473	4,042,879
REVOLVING NOTE		650,000
MORTGAGE LOAN PAYABLE	1,340,000	780,000
CAPITAL LEASE OBLIGATION	111,186	218,939
DEFERRED COMPENSATION	1,613,111	1,196,383

TOTAL LIABILITIES	29,089,956	32,146,471

COMMITMENTS AND CONTINGENCIES (Note 13)

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2012 and 2011, respectively	373,743	342,464
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2012 and zero at December 31, 2011, respectively	1,078,785
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 565 and 596 shares at December 31, 2012 and 2011, respectively	460,630	409,211
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,770 and 7,827 shares at December 31, 2012 and 2011, respectively	6,334,675	5,378,383

Total redeemable preferred and common shares	8,247,833	6,130,058

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 93,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$37,337,789	$38,276,529

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

	2012	2011	2010
REVENUES
Premium revenue	$80,153,437	$76,226,609	$75,515,242
Investment income	128,412	110,433	114,668
Realized gains on investments, net	34,046	17,441
Other income	67,926	60,906	64,610

Total revenues	80,383,821	76,415,389	75,694,520

EXPENSES
Healthcare services expense	63,735,583	62,350,905	63,141,942

Insurance expense:
Salaries and benefits expense	5,523,969	4,920,743	4,856,560
Commission expenses and other acquisition costs	3,879,603	3,733,979	3,511,648
Other insurance expense	5,206,212	4,462,713	4,303,498

Total insurance expense	14,609,784	13,117,435	12,671,706

Total expenses	78,345,367	75,468,340	75,813,648

INCOME (LOSS) BEFORE INCOME TAX (BENEFIT)	2,038,454	947,049	(119,128)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	993,464	353,831	115,408
Deferred	(273,027)	2,304	(145,164)

INCOME TAX EXPENSE (BENEFIT)	720,437	356,135	(29,756)

NET INCOME (LOSS)	$1,318,017	$590,914	$(89,372)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap	(20,342)	7,448	(2,644)
Change in the fair value of investments	143,369	10,800	(9,359)
Reclassification adjustment for gains included in net income	(22,708)	(11,511)
Conversion of investments from Held-to-Maturity to Available-for-Sale		41,987

Total other comprehensive income (loss)	100,319	48,724	(12,003)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,418,336	$639,638	$(101,375)

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

	Redeemable Common Shares				Redeemable Preferred Shares							Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Provider Preferred 2009-Series					Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Retained Earnings				Total

Balance as reported December 31 , 2009	621	$394,813	7,604	$4,834,398					330		$196,095
Cumulative effect of a change in accounting for deferred policy acquisition costs, net of tax													$(63,199)				$(63,199)
Dilution of shares to redemption value		(4,599)		(56,316)							(2,284)		63,199				63,199

Balance as adjusted January 1, 2010	621	390,214	7,604	4,778,082					330		193,811
Net loss													(89,372)				(89,372)
Change in fair value of interest rate swap (net of income tax benefit of $1,362)															$(2,644)		(2,644)
Change in fair value of investments (net of income tax benefit of $4,817)															(9,359)		(9,359)
Dividends declared													(16,577)				(16,577)
Redeemable Shares issued			29	18,374	300	$300,000
Class A Common Shares exchanged for Class B Common Shares	(4)	(2,279)	4	2,279
Redeemable Shares repurchased	(9)	(5,297)	(161)	(93,208)
Accretion (dilution) of shares to redemption value		(9,544)		(117,717)		23,394					(14,085)		105,949		12,003		117,952

Balance at December 31, 2010	608	373,094	7,476	4,587,810	300	323,394			330		179,726
Net Income													590,914				590,914
Change in fair value of interest rate swap (net of income tax expense of $3.837)															7,448		7,448
Change in fair value of investments (net of income tax expense of $5,563)															10,800		10,800
Reclassification adjustment for gains included in net income (net of tax benefit of $5,930)															(11,511)		(11,511)
Conversion of investments from Held-to-Maturity to Available-for- Sale (net of income tax expense of $21,630)															41,987		41,987
Dividends declared
Redeemable Shares issued			170	120,913									(16,323)				(16,323)
Class A Common Shares exchanged for Class B Commons Shares	(2)	(1,232)	2	1,232
Provider Preferred Shares exchanged for Class B Commons Shares			330	221,273					(330)		(199,445)
Redeemable Shares repurchased	(10)	(6,127)	(151)	(93,895)
Accretion of shares to redemption value		43,476		541,050		19,070					19,719		(574,591)		(48,724)		(623,315)

Balance at December 31, 2011	596	409,211	7,827	5,378,383	300	342,464
Net Income													1,318,017				1,318,017
Change in fair value of interest rate swap (net of income tax expense of $10,479)															(20,342)		(20,342)
Change in fair value of investments (net of income tax benefit of $73,857)															143,369		143,369
Reclassification adjustment for gains included in net income (net of tax expense of $11,698)															(22,708)		(22,708)
Dividends declared													(244,103)				(244,103)
Redeemable Shares issued	1	812	214	169,335			1,000	$1,000,000
Class A Common Shares exchanged for Class B Commons Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(18)	(13,649)	(285)	(212,956)
Accretion of shares to redemption value		74,075		990,094		31,279		78,785					(1,073,914)		(100,319)		(1,174,233)

Balance at December 31, 2012	565	$460,630	7,770	$6,334,675	300	$373,743	1,000	$1,078,785		$		$		$		$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,318,017	$590,914	$(89,372)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	288,261	264,361	505,113
Realized gains on investments, net	(34,046)	(17,441)
Deferred income benefit	(273,027)	2,304	(145,164)
Deferred compensation	542,630	225,551	132,645
Effects of changes in operating assets and liabilities:
Accrued investment income	6,746	2,733	(37,417)
Accounts receivable	81,757	(60,603)	(94,921)
Unbilled accounts receivable	2,623,303	6,841,802	(8,075,901)
Deferred acquisition costs	223,801	460,158	(722,985)
Other assets	(1,018)	34,774	(99,209)
Claims payable	(665,458)	25,140	459,813
Unearned premium revenue	(2,664,626)	(7,074,275)	8,571,963
Other payables and accruals	(84,275)	275,653	471,314

Net cash provided by operating activities	1,362,065	1,571,071	875,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,166,660)	(7,471,121)	(7,311,718)
Sales and maturities of investments	1,075,042	7,287,013	5,409,435
Acquisition of property and equipment	(124,222)	(124,346)	(151,076)
Proceeds from the sale of property and equipment			323,365
Investment, other	(40,000)

Net cash used in investing activities	(255,840)	(308,454)	(1,729,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(780,000)	(120,000)	(120,000)
Borrowing of mortgage loan	1,340,000
Repayment of capital lease	(107,753)	(104,426)
Repurchase of redeemable shares	(137,891)	(128,153)	(61,236)
Redeemable shares issued	1,044,245		317,753
Additional contribution with share exchange		21,828
Dividends paid	(260,426)	(16,577)	(10,519)
Repayment of revolving note	(650,000)
Borrowing of revolving note			20,000

Net cash provided by (used in) financing activities	448,175	(347,328)	145,998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,554,400	915,289	(708,117)
CASH AND CASH EQUIVALENTS—Beginning of period	6,976,358	6,061,069	6,769,186

CASH AND CASH EQUIVALENTS—End of period	$8,530,758	$6,976,358	$6,061,069

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$46,000	$56,000	$52,000
Cash paid for income taxes	1,110,000	95,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$160,024	$71,310	$99,439
Dividends payable (in other payables and accruals)		16,323	16,577
Capital lease obligation			323,365
Redeemable common shares issued in lieu of cash payment of deferred compensation	125,902	120,913	621
Deferred restricted shares units issued in lieu of cash dividend	28,210
Class A redeemable common shares exchanged for Class B redeemable common shares	9,819	1,232	2,279
Redeemable provider preferred shares exchanged for Class B redeemable common shares		205,166
Purchased property and equipment (included in other payables and accruals)	26,338	61,994

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012 AND 2011 AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by 565 dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members and employees who hold non-voting redeemable common shares and by institutional investors that hold non-voting redeemable preferred shares. The Company offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans and vision benefit plans. As of December 31, 2012, we had approximately 276,800 members in our dental benefits plans and approximately 23,000 members in our vision benefit plans. We had 2,652 dentists participating in our dental HMO network and 2,892 dentists participating in our dental PPO network at this time. Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in the Company’s operating territory and approximately 39,000 additional dentists throughout the United States.

The Company changed its reportable segments in the first quarter of 2012 to reflect management’s revised view of the business and to align the external financial reporting with a new operating and internal reporting model. The Company has separated the fully-insured dental PPO product into its own segment as a result of recent revenue growth of the fully-insured dental PPO product and the unique sales and operations management considerations for this product in the Company’s expanding markets. All respective amounts related to the segment change are reflected in the consolidated financial statements.

Dental Care Plus Inc. is an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation and able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products.

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

Adopted Accounting Standards—Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition costs and requires that only incremental direct costs of

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

successful contract acquisition be capitalized. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact of adoption on redeemable shares and beginning shareholders’ equity totaled approximately $125,000, net of tax. The Company has applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

The following table illustrates the effect of the guidance change in the consolidated balance sheets:

	December 31, 2012	December 31, 2011
		As Reported	As Restated	Difference
Deferred acquisition costs	$1,184,413	$1,598,323	$1,408,214	$(190,109)
Other assets	1,902,272	1,595,418	1,660,055	64,637
Total assets	37,337,789	38,402,001	38,276,529	(125,472)
Redeemable shares	8,247,833	6,255,530	6,130,058	(125,472)

The following table illustrates the effect of the guidance change in the consolidated statements of comprehensive income (loss):

For Each of the Three Years Ended
	December 31, 2012	December 31, 2011			December 31, 2010
		As Reported	As Restated	Difference	As Reported	As Restated	Difference
Commission expenses and other acquisition costs	$3,879,603	$3,793,162	$3,733,979	$59,183	$3,358,111	$3,511,648	$(153,537)
Net Income	1,318,017	551,853	590,914	39,061	11,962	(89,372)	(101,334)

Cash and Cash Equivalents—The Company defines cash as cash held in operating accounts at financial institutions. The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements. These are carried at cost, which approximates fair value.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $280,000 and $285,000 at December 31, 2012 and 2011, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $3,368,000, $3,401,000, and $4,363,000 and amortized approximately $3,592,000, $3,921,000 and $3,487,000 of these capitalized costs for the years ended December 31, 2012, 2011 and 2010, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income (loss).

Redeemable Institutional Preferred Shares—In 2010, the Board of Directors approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of 300 preferred shares of the 100,000 authorized. On July 21, 2010, the Company entered into a Preferred Stock Purchase Agreement (the “2010-Stock

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Purchase Agreement”) with an investor. Pursuant to the 2010-Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period.

In 2012, the Company entered into a Preferred Shares Purchase Agreement (the “2012-Stock Purchase Agreement”) with an investor. Pursuant to the 2012-Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares (the “Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each Share shall be (i) in respect of the dividend payable in 2012, 5% of the per share issue price, prorated based on the number of days which the Shares were outstanding in 2012; and (ii) in respect of the dividends payable in 2013 and all years thereafter, 5% of the book value of the Shares on December 31 of the preceding year, prorated based on the number of days which the Shares were outstanding in the preceding year. In the event of any liquidation, dissolution or winding up of the Company, any merger or consolidation resulting in a change of control of the Company, or any sale, lease, transfer or other disposition of substantially all of the assets of Company, the investor will have the right to receive a cash payment in an amount equivalent to the consideration the investor would have otherwise received if the investor had the ability to convert each Share to 1.2 Class B Common Shares.

Redeemable Institutional Preferred Shares are participating securities that share in total comprehensive income (loss) as a change to the redemption value of the redeemable Institutional Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities. Redeemable Institutional Preferred Shares are considered to be redeemable shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon the shareholders discretion.

Redeemable Common Shares—The Company’s Class A and Class B redeemable common shares are owned by participating providers, Company directors and employees. Only participating providers in our service area that includes in Ohio and Kentucky are eligible to own Class A voting redeemable common shares (See Note 9). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. The Company’s Class A and Class B common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records total comprehensive income (loss) as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $19,792,000 and $22,457,000 at December 31, 2012 and 2011, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $18,596,000 and $21,219,000 at December 31, 2012 and 2011, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,196,000 and $1,237,000 at December 31, 2012 and 2011, respectively. Management has determined that as of December 31, 2012 and 2011, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. The Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying consolidated statements of comprehensive income (loss).

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

Investment Income and Realized Gains On Investments, Net—Investment income is comprised of interest income primarily earned from the Company’s certificates of deposit, investment grade corporate bonds and money market investments. Realized gains on investments, net is primarily made up of realized investment gains and losses from the sale of investment grade corporate bonds.

Other Income—Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 14) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers.

Healthcare Services Expense—The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product and, effective April 1, 2011, the in-network portion of the dental PPO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying consolidated statements of comprehensive income (loss). Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld, unless the Company’s Board authorizes an amount to be paid to the providers.

Each year the Board evaluates the performance of the Company’s dental plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors affecting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. There was no withhold return authorized by the Board for 2012, 2011 or 2010.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The cost of fully-insured healthcare services to members is accrued in the period such services are provided based on the accumulation of claims reported prior to the end of a reporting period and of estimates of dental services incurred but not reported to the Company, net of the amounts withheld, in accordance with the provider agreements.

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

The Company incurred claim costs related to dental care providers amounting to approximately $63,736,000, $62,351,000, and $63,142,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $189,000, $259,000 and $148,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The healthcare services expense assumed was approximately $173,000, $220,000 and $135,000 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012 and 2011, the Company had approximately $14,000 and $12,000 of reinsurance premium receivable, respectively, and claims payable of approximately $9,000 and $20,000, respectively.

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

Federal Income Tax—Deferred federal income tax is provided for the accompanying consolidated financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as accrued commissions, deferred compensation, unearned premiums, depreciation, deferred acquisition costs and unrealized gains on investments.

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

During 2012, 2011 and 2010, four fully-insured customers accounted for approximately 9%, 10%, and 10%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 12%, 11% and 11% of the Company’s total revenue during each of the years 2012, 2011 and 2010, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2012 and 2011, premium receivables did not have any balance greater than 10% of the total balance from any one customer.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments—Certain financial instruments are required to be recorded at fair value. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits and investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies securities pricing, dividend, corporate action and descriptive information to support pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs, including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Changes in assumptions or estimation methods could affect the fair value estimates.

New Accounting Standards—In December 2011, the FASB issued updated guidance on the presentation of comprehensive income that was issued by the FASB in June 2011 effective prospectively for fiscal years beginning after December 15, 2011. The June 2011 guidance requires entities to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single, continuous statement of comprehensive income or in two separate but consecutive statements. The updated December 2011 guidance defers these changes that relate to the presentation of adjustments between other comprehensive income and net income. The Company has adopted the new guidance and has elected to present one continuous consolidated statement of comprehensive income (loss). This did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

In December 2011, the FASB issued guidance regarding balance sheet offsetting disclosures, effective for reporting periods beginning on or after January 1, 2013. The guidance will be applied retrospectively for all comparative periods presented. The guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The objective of the guidance is to facilitate comparison between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. The FASB issued updated guidance in January 2013 clarifying the scope of the disclosures to include derivatives and hedging instruments that are subject to an enforceable master netting or similar agreement. The guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2012 and 2011. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $112,000 net of approximately $128,000 of accumulated amortization at December 31, 2012 and to approximately $127,000 net of approximately $113,000 of accumulated amortization at December 31, 2011. Amortization expense was approximately $15,000 for each of the three years ended December 2012, 2011 and 2010. The provider network intangible asset of approximately $68,000 at December 31, 2012 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $44,000 at December 31, 2012 is being amortized over its 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 9 years. Amortization expense for 2013 through 2016 is expected to be approximately $15,000 each year. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2012 and 2011.

3. INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,200,000 as of December 31, 2012 and 2011. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $93,000 and $108,000 as of December 31, 2012 and 2011, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $2,871,000 and $2,727,000 as of December 31, 2012 and 2011, respectively. The investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

At December 31, 2012, the Company has forty-four investment grade corporate bonds, which consist of thirty-six different securities each with a credit rating of A- or better and eight securities that had a credit rating of between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 4.02% at December 31, 2012. The weighted average maturity of our investment grade corporate bonds was 7.76 years at December 31, 2012. The unrealized gains and losses on available-for-sale investment are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $40,000 and $17,000 of realized gains related to investments for the years ended December 31, 2012 and 2011, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2012 and, 2011, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized Cost	Fair Value	% of Total Value

December 31, 2012
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$300,000	$300,986	7.0%
Greater than 1 year (Six certificates of deposit and forty-four corporate bonds)	3,771,437	4,022,368	93.0%

Total	$4,071,437	$4,323,354	100.0%

	Available-for-Sale
	Amortized Cost	Fair Value	% of Total Value

December 31, 2011
Maturity dates occurring:
Less than 1 year (One certificate of deposit)	$200,000	$200,154	5.0%
Greater than 1 year (Seven certificates of deposit and twenty-three corporate bonds)	3,727,359	3,797,511	95.0%

Total	$3,927,359	$3,997,665	100.0%

Investments classified at December 31, 2012 and 2011, as fixed maturities and short-term investments were as follows:

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

December 31, 2012
Money market fund	$93,356			$93,356
Certificates of deposit, short term	300,000	$986		300,986
Certificates of deposit, fixed maturities	900,000	13,987		913,987
Corporate bonds, fixed maturities	2,871,437	238,351	$(1,407)	3,108,381

Total investments	$4,164,793	$253,324	$(1,407)	$4,416,710

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value

December 31, 2011
Money market fund	$107,699			$107,699
Certificates of deposit, short term	200,000	$154		200,154
Certificates of deposit, fixed maturities	1,000,000	6,140		1,006,140
Corporate bonds, fixed maturities	2,727,359	79,255	$(15,243)	2,791,371

Total investments	$4,035,058	$85,549	$(15,243)	$4,105,364

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Unrealized losses at December 31, 2012 and 2011 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the years ended December 2012, 2011 and 2010. The Company had no investments in a continuous unrealized loss position for greater than one year as of December 31, 2012 and 2011.

4. LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2012	2011	2010
Balance—January 1	$2,801,468	$2,776,328	$2,316,515

Net incurred related to:
Current year	42,909,476	41,977,663	43,147,578
Prior years	(147,671)	28,160	168,453

Net incurred claims	42,761,805	42,005,823	43,316,031

Net paid related to:
Current year	40,775,534	39,177,488	40,374,497
Prior years	2,651,729	2,803,195	2,481,721

Net paid claims	43,427,263	41,980,683	42,856,218

Balance—December 31	$2,136,010	$2,801,468	$2,776,328

5. FEDERAL INCOME TAXES

The components of the provision (benefit) for income taxes are summarized as follows as of December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010
Current tax expense:
Federal	$973,336	$335,214	$108,365
State and local	20,128	18,617	7,043

Total current tax expense	993,464	353,831	115,408

Deferred tax expense (benefit):
Federal	(264,378)	1,941	(143,805)
State and local	(8,649)	363	(1,359)

Total deferred tax benefit	(273,027)	2,304	(145,164)

Total provision (benefit) for income taxes	$720,437	$356,135	$(29,756)

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred tax assets and liabilities are comprised of the following:

	2012	2011
Deferred tax assets:
Unearned premiums	$81,336	$84,146
Net operating loss	41,665	41,666
Discounting on claims payable	10,272	16,063
Accrued vacation	67,469	54,672
Accrued commissions	176,355	131,597
Deferred compensation	548,458	406,770
Accrued professional fees	42,534	28,540
Property and equipment	30,482
Other, net	43,290	25,001

Gross deferred tax assets	1,041,861	788,455

Deferred tax liabilities:
Unrealized gain on investments	71,577	19,897
Deferred policy acquisition costs	60,644	72,626
Prepaid insurance	55,880	47,054
Property and equipment		11,247
Identifiable intangible assets	38,008	43,227

Gross deferred tax liabilities	226,109	194,051

Net deferred tax asset	$815,752	$594,404

Management believes it is more likely than not that deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $122,544, $122,547, and $134,565 of net operating loss carry forwards to utilize in future years at December 31, 2012, 2011, and 2010, respectively. These losses will expire between 2018 and 2024. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2012 and 2011.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

	2012	2011	2010	2012 Effective Tax Rate	2011 Effective Tax Rate	2010 Effective Tax Rate

Provision computed at statutory rate	$693,074	$321,996	$(40,504)	34.0%	34.0%	34.0%
State and local taxes	4,864	12,606	4,294	0.2	1.4	(3.6)
Nondeductible meals, entertainment and legal expense	8,815	19,858	14,645	0.4	2.1	(12.3)
Other—net	13,684	1,675	(8,191)	0.7	0.1	6.9

Provision for income taxes	$720,437	$356,135	$(29,756)	35.3%	37.6%	25.0%

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2012, 2011, and 2010, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2008 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2007 remain open to other state and local tax authorities.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2012	2011
Land	$364,000	$364,000
Building and building improvements	2,383,042	2,303,390
Furniture and equipment	2,032,415	1,998,364

Total property and equipment	4,779,457	4,665,754
Less accumulated depreciation	$(2,590,245)	$(2,365,446)

Total property and equipment—net	$2,189,212	$2,300,308

8. DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods and is included in other insurance expense in the consolidated statements of comprehensive income (loss). The fair value of the liability awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $88,000, $60,000 and $59,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2012, 2011 and 2010, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 2012 and 2011.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $466,000, $288,000, and $27,000, related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there is approximately $403,000 of total unrecognized compensation cost related to approximately 539 non-vested awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.62 years.

In March 2012, the Board declared a $21.00 per share dividend for all Class A and Class B redeemable common shares. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $28,000.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the years ended December 31, 2012 and 2011 were $743 and $639, respectively. At December 31, 2012 and 2011, the deferred compensation liability was approximately $1,613,000 and $1,196,000, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In 2012, the non-employee members of the Board were granted a total of 165 share based awards. In 2012, key employees were granted 466 share awards. As of December 31, 2012, the Company granted a total of 2,108 share awards, net of forfeitures and rescinded share awards.

The following is a summary of activity of non-vested awards for the year ended December 31, 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2012			148.4	$788
Granted	165.0	$723	466.0	750
Vested	(152.0)	723	(78.6)	853
Forfeited	(13.0)

Non-vested awards at December 31, 2012			535.8	$746

The following is a summary of activity of vested awards for the year ended December 31, 2012:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price

Vested awards at January 1, 2012	908.0	$702	256.6	$710
Share based dividend	26.7	715	7.5	715
Vested during the year	152.0	812	78.6	892
Redeemed vested awards	(58.7)	682
Converted to Redeemable Common Shares	(152.0)	812	(3.0)	812

Vested awards at December 31, 2012	876.0	$815	339.7	$840

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

9. REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

When Redeemable Common shares are offered by the Company, providers in the Company’s service area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. Only participating providers in our service area that includes Ohio and Kentucky are eligible to own Class A voting redeemable common shares. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of the Company, when offered. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was approximately $815 and $687 at December 31, 2012 and 2011, respectively. In 2012, the Company declared and paid a $21.00 per share dividend for all Class A and Class B Redeemable Common Shareholders totaling approximately $177,000. No dividends were declared or paid in 2011 or 2010.

The Board of Directors authorized and approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of a total of 1,300 preferred shares issued of the 100,000 authorized. In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Shares at a purchase price of $1,000 per share. In 2012, the Company entered into an additional Stock Purchase Agreement with an investor for 1,000 Shares at a purchase price of $1,000 per share. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period. As of December 31, 2012, 2011, and 2010, dividends declared were approximately $67,000, $16,000, and $7,000, respectively. As of December 31, 2012, 2011, and 2010, dividends paid were approximately $83,000, $7,000, and zero respectively.

The Board authorized and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares of the 100,000 authorized. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares. During 2011, the Company exchanged an aggregate of 330 Class B Redeemable Common Shares for all outstanding Provider Preferred Shares and additional cash consideration of approximately $22,000. There were zero issued and outstanding at December 31, 2012 and 2011, respectively. No dividends were declared in 2012 or 2011. In 2010, the Company declared and paid a dividend of approximately $10,000.

The Company has 93,700 remaining preferred shares, without par value. As of December 31, 2012 and 2011, none of these preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. In December 2012, Dental Care Plus declared and paid a dividend to the Company totaling $360,000. There were no dividends declared or paid by any subsidiaries during 2011 or 2010. During 2013, the total dividend that the Dental Care Plus subsidiary may declare without prior regulatory approval is approximately $740,000.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income (loss) for Dental Care Plus was approximately $1,108,000, $703,000 and $(94,000) for the years ended December 31, 2012, 2011 and 2010, respectively. Statutory-basis equity was approximately $7,396,000 and $6,101,000 at December 31, 2012 and 2011, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

10. DEBT

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.02% at December 31, 2012. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,340,000 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2012. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending December 31
2013	$45,600
2014	46,800
2015	49,200
2016	50,400
2017 and thereafter	1,148,000

Total mortgage payable	$1,340,000

In 2010, the Company entered into a sale-leaseback transaction with a leasing company for the sale of certain fixed assets for approximately $323,000. There was no gain or loss on the sale. The Company did not retain the benefits and risk to the property sold and the risk of ownership was transferred to the leasing company. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments totaling approximately $339,000 related to these assets over a three year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year, and the Company was in compliance with this covenant at December 31, 2012 and 2011. The net book value of these certain fixed assets is approximately $108,000 and $216,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, future required payments under the capital lease is approximately $113,000, which includes imputed interest of approximately $1,900.

11. DERIVATIVE

In December 2012, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with an original notional amount of $1,340,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s 2012 refinanced mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage. The Company believes that the risk of nonperformance by the counter party in conjunction with this arrangement is not material to the financial statements. The fair value of this Agreement at December 31, 2012 was a liability of approximately $41,000. This amount is included in other payables and accruals in the accompanying consolidated balance sheets. The agreement will terminate upon maturity of the mortgage loan payable (Note 10).

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In 2003, the Company previously entered into an interest rate swap agreement (“2003-Agreement”) (cash flow hedge) with an original notional amount of $1,500,000. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 previous mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95%. The 2003-Agreement terminated in December 2012 when the Company refinanced the mortgage note (Note 10). Upon termination of the 2003-Agreement, the Company realized a loss of approximately $5,900, which is included in realizable gains (losses) on investments, net in the accompanying consolidated statements of comprehensive income (loss).

The amount included in other comprehensive income (loss) related to the interest rate swaps were $(20,339), $7,448, and $(2,644), net of income tax expense (benefit) of $(10,479), $3,837, and $(1,362) during 2012, 2011 and 2010, respectively.

12. LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at December 31, 2012 and 2011, respectively. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2012. As of December 31, 2012 and 2011, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013.

The Company has an additional annually renewable working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.75% and 2.88% at December 31, 2012 and 2011, respectively. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2012. At December 31, 2012 and 2011, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2013. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit will also have an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2013. At December 31, 2012 and 2011, there was no amount outstanding on the irrevocable letter of credit obligation.

13. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $118,000, $231,000 and $198,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2013	$88,000
2014	54,000
2015	38,000
2016	14,000

Total	$194,000

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

14. LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $68,000, $62,000 and $62,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts are recorded as other income in the accompanying consolidated statements of comprehensive income (loss). As of December 31, 2012, approximate future minimum annual lease income under non-cancelable leases are as follows:

Years Ending December 31
2013	$62,000
2014	62,000
2015	26,000

Total	$150,000

15. RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $60,000, $52,000 and $65,000 in 2012, 2011 and 2010, respectively.

16. SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $16,417,000, $13,876,000, and $12,373,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Listed below is financial information required for each reportable segment for the years ended December 31, 2012, 2011 and 2010 (amounts in thousands):

	Fiscal Year Ended December 31, 2012			Fiscal Year Ended December 31, 2011
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total

Reportable segments:
Fully-insured dental HMO/Indemnity	$43,844	$33,399	$10,445	$42,527	$33,463	$9,064
Fully-insured dental PPO	11,429	9,363	2,066	9,557	8,543	1,014
Self-insured dental	24,380	20,974	3,406	23,650	20,345	3,305
Corporate, all other	500		500	493		493

Total	$80,153	$63,736	16,417	$76,227	$62,351	13,876

Investment income			128			110
Realized gains on investments, net			34			17
Other income			68			61
Insurance expense			14,609			13,117

Income before income tax			$2,038			$947

Total assets-corporate			$37,337			$38,276

	Fiscal Year Ended December 31, 2010
	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$42,646	$34,038	$8,608
Fully-insured dental PPO	9,384	9,278	106
Self-insured dental	23,022	19,826	3,196
Corporate, all other	463		463

Total	$75,515	$63,142	12,373

Investment income			115
Other income			65
Insurance expense			12,672

Loss before income tax			$(119)

Inter-segment revenues were not significant for 2012, 2011, or 2010.

17. RELATED PARTIES

All of the Company’s Class A, Class B and Provider Preferred Redeemable Shareholders are related parties, either as a participating provider, director or an employee of the Company.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company’s providers, who are also shareholders, submitted claims of approximately $37,720,000, $40,218,000 and $41,207,000 in 2012, 2011 and 2010, respectively. The Company had claims payable liability to related party providers of approximately $1,267,000 and $1,815,000 at December 31, 2012 and 2011, respectively.

Seven of our Board members are also participating providers and as a group received approximately $159,000, $159,000 and $141,000 in directors’ fees for the years ended December 31, 2012, 2011, and 2010, respectively.

18. FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 (amounts in thousands):

	December 31, 2012				December 31, 2011
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$914	$914			$1,006	$1,006
Investment grade corporate bonds			3,108	3,108			2,791	2,791
Short-term investments
Money market funds		$93		93		$108		108
Federally-Insured certificates of deposits			301	301			200	200
Deferred compensation investments(a)
Equity mutual fund investments		313		313		258		258
State guarantee fund deposits(b)
Government securities		230		230		235		235
Federally-Insured certificates of deposits			50	50			50	50

Total		$636	$4,373	$5,009		$601	$4,047	$4,648

Liabilities
Interest rate swap(c)			$41	$41			$16	$16

Total	$		$41	$41	$		$16	$16

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices in active markets to determine the fair value of the deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and equity mutual fund securities. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits and investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies independent securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model and observable inputs. Such items are classified as Level 2 of the fair-value hierarchy. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

As December 31, 2012 and 2011, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

19. QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2012 and 2011 is as follows (amounts in thousands):

	2012
	March 31	June 30	September 30	December 31	Total
Premium revenue	$19,800	$19,621	$20,356	$20,376	$80,153
Gross profit	3,560	3,701	4,264	4,892	16,417
Income before income taxes	140	151	988	759	2,038

	2011
	March 31	June 30	September 30	December 31	Total
Premium revenue	$18,992	$18,633	$19,648	$18,954	$76,227
Gross profit	2,802	3,449	3,649	3,976	13,876
Income (loss) before income taxes	(465)	279	448	685	947

20. SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company entered into a Preferred Shares Purchase Agreement (the “2013-Stock Purchase Agreement”) with an investor. Pursuant to the 2013-Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares (the “Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each Share shall be (i) in respect of the dividend payable in 2013, 5% of the per share issue price, prorated based on the number of days which the Share was outstanding in 2013; and (ii) in respect of the dividends payable in 2014 and all years thereafter, 5% of the book value of the Share on December 31 of the preceding

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

year, prorated based on the number of days which the Share was outstanding in the preceding year. In the event of any liquidation, dissolution or winding up of the Company, any merger or consolidation resulting in a change of control of the Company, or any sale, lease, transfer or other disposition of substantially all of the assets of Company, the investor will have the right to receive a cash payment in an amount equivalent to the consideration the investor would have otherwise received if the investor had the ability to convert each Share to 1.2 Class B Common Shares, subject to adjustment. The proceeds of the sale of the Shares will be used to fund the expansion of current dental insurance products into new markets, to fund corporate infrastructure improvements and to increase the capital and surplus of Dental Care Plus, Inc. to support the growth of fully-insured dental insurance premium revenue. The sale of the Shares under the Stock Purchase Agreement closed on January 16, 2013, pursuant to a private sale exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

On February 13, 2013, the Company’s Board of Directors declared a $32.60 per share dividend for all Class A and Class B redeemable common shareholders of record on February 13, 2013, totaling approximately $272,000 payable on March 15, 2013. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2012, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2013 in the sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2013.

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In 2012, the non-employee members of the Board were granted a total of 165 RSUs. In 2012, Named Executive Officers and other key employees were granted 466 restricted share units. As of December 31, 2012, the Company granted a total of 2,108 RSUs, net of forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	12,892

TOTAL	—	—	12,892

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 24, 2013.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(3)	Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries

Schedule I—Summary of Investments—

Other than Investments in Related Parties

At December 31, 2012

(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities:
Bonds:
All other corporate bonds	$2,871	$3,108	$3,108
Certificates of deposit	1,200	1,216	1,216

Total Fixed Maturities	$4,071	$4,324	$4,324

Other short-term investments:
Money Market Fund	$93	$93	$93

Total Investments	$4,164	$4,417	$4,417

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2012 and 2011

	2012	2011
ASSETS
INVESTMENTS:
Short-term investments	$41,733	$41,726
CASH AND CASH EQUIVALENTS	1,135,718	524,732
INTERCOMPANY RECEIVABLES	407,832	4,758
INTERCOMPANY NOTE RECEIVABLE	230,000	230,000
PROPERTY	1,886,004
INVESTMENT IN SUBSIDIARIES	8,155,857	6,618,394
DEFERRED INCOME TAX	669,772	468,695
OTHER ASSETS	533,919	499,758

TOTAL ASSETS	$13,060,835	$8,388,063

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$1,859,891	$1,061,622
MORTGAGE LOAN PAYABLE	1,340,000
DEFERRED COMPENSATION	1,613,111	1,196,383

TOTAL LIABILITIES	4,813,002	2,258,005

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued and outstanding, zero at December 31, 2012 and 2011
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding at December 31, 2012 and 2011	373,743	342,464
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding at December 31, 2012 and zero at December 31, 2011, respectively	1,078,785
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 565 and 596 at December 31, 2012 and 2011, respectively	460,630	409,211
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,770 and 7,827 at December 31, 2012 and 2011, respectively	6,334,675	5,378,383

Total redeemable preferred and common shares	8,247,833	6,130,058

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 93,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$13,060,835	$8,388,063

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 43 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

For each of the Three Years in the Period ended December 31, 2012

	2012	2011	2010
REVENUES
Management fees from Subsidiaries	$9,531,143	$8,076,160	$7,646,001
Investment income	7,502	7,480	7,541
Administrative fees	273,251	249,034	211,044

Total revenues	9,811,896	8,332,674	7,864,586

EXPENSES
Insurance expense:
Salaries and benefit expense	5,603,918	4,995,472	4,932,362
Other insurance expense	3,956,496	3,358,799	2,966,525

Total expenses	9,560,414	8,354,271	7,898,887

INCOME (LOSS) BEFORE INCOME TAX	251,482	(21,597)	(34,301)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	284,933	56,839	39,937
Deferred	(187,044)	(35,493)	(43,252)

Total	97,889	21,346	(3,315)

Income (Loss) before undistributed income (loss) of subsidiaries	153,593	(42,943)	(30,986)
Undistributed income (loss) of subsidiaries	1,164,424	633,857	(58,386)

NET INCOME (LOSS)	$1,318,017	$590,914	$(89,372)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap	6,900	7,448	(2,644)
Change in the fair value of investments	143,369	10,800	(9,359)
Reclassification adjustment for gains included in undistributed income (loss)	(22,708)	(11,511)
Conversion of investments from Held-to-Maturity to Available-for-Sale		41,987

Total other comprehensive income held by subsidaries	127,561	48,724	(12,003)

Change in the fair value of interest rate swap	(27,242)

TOTAL COMPREHENSIVE INCOME (LOSS)	$1,418,336	$639,638	$(101,375)

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 43 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

For the Three Years in the Period ended December 31, 2012

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,318,017	$590,914	$(89,372)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiaries	(1,164,424)	(633,857)	58,386
Deferred income taxes	(187,044)	(35,493)	(43,252)
Deferred compensation	542,630	225,551	132,646
Effects of changes in operating assets and liabilities:
Intercompany accounts receivables	(403,074)	9,784	9,051
Other assets	5,839	24,187	(109,296)
Other payables and accruals	684,596	268,936	(243,055)

Net cash provided by (used in) operating activities	796,540	450,022	(284,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property from subsidiary	(1,886,004)
Investment, other	(40,000)

Net cash used in investing activities	(1,926,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing of mortgage note	1,340,000
Investment in subsidiaries	(605,478)		(450,000)
Dividends from subsidiaries	360,000		120,000
Repurchase of redeemable shares	(137,891)	(128,153)	(61,236)
Issuance of redeemable shares	1,044,245		317,753
Additional contribution with share exchange		21,828
Dividends paid	(260,426)	(16,577)	(10,519)

Net cash provided by (used in) financing activities	1,740,450	(122,902)	(84,002)

INCREASE (DECREASE) IN CASH	610,986	327,120	(368,894)
CASH AND CASH EQUIVALENTS—Beginning of period	524,732	197,612	566,506

CASH AND CASH EQUIVALENTS—End of period	$1,135,718	$524,732	$197,612

SUPPLEMENTAL CASH FLOW INFORMATION
Redeemed common shares (in other payables and accruals)	$160,024	$71,310	$99,439
Dividends payable (in other payables and accruals)		16,323	16,577
Redeemed common shares issued in lieu of cash payment of deferred compensation	125,902	120,913	621
Deferred restricted shares units issued in lieu of cash dividend	28,210
Class A redeemable common shares exchanged for Class B redeemable common shares	9,819	1,232	2,279
Redeemable provider preferred shares exchanged for Class B redeemable common shares		205,166

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 43 and the notes to the Condensed Financial Statements.

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

2. TRANSACTIONS WITH SUBSIDIARIES

Transfer of real estate

In December 2012, the Dental Care Plus Inc. transferred real estate to the parent totaling approximately $1,886,000.

Management Fee

Through intercompany service agreements approved, if required, by state regulatory agencies, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, investment and cash administration, marketing, legal, finance, executive management oversight and other operating expenses.

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $80,000, $75,000, and $76,000 for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2012, the parent company received a dividend from the Dental Care Plus Inc. subsidiary in the amount of $360,000. In 2010, the parent company received a dividend from the Adenta Inc. subsidiary in the amount of $120,000. There were no dividends declared or paid to the parent company in 2011.

In 2012, the parent company invested approximately $605,000 into Dental Care Plus, Inc. There were no investment in subsidiaries in 2011 and the parent company invested $450,000 in the Dental Care Plus Inc. subsidiary in 2010.

Reconciliation of Investment in Subsidiaries

	2012	2011
Investment in Subsidiaries—January 1	$6,618,394	$5,935,813

Undistributed income of subsidiaries	1,164,424	633,857
Total other comprehensive income held by subsidiaries	127,561	48,724
Investment in subsidiaries	605,478
Dividends from subsidiaries	(360,000)

Increase in Investment in Subsidiary	1,537,463	682,581

Investment in Subsidiaries—December 31	$8,155,857	$6,618,394

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2012

(amounts in thousands)

	2012	2011	2010
Deferred policy acquisition cost(a)	$1,184	$1,408	$1,868

Claims payable(a)	$2,136	$2,801	$2,776

Unearned premium(a)	$19,792	$22,457	$29,531

Other policy claims and benefits payable(a)	$2,105	$2,212	$2,571

Premium revenues
Fully-insured dental HMO/ Indemnity	$43,844	$42,527	$42,646
Fully-insured dental PPO	11,429	9,557	9,384
Self-insured dental	24,380	23,650	23,022
Corporate, All Other	500	493	463

	$80,153	$76,227	$75,515

Investment income(a)	$128	$111	$115

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$33,399	$33,463	$34,038
Fully-insured dental PPO	9,363	8,543	9,278
Self-insured dental	20,974	20,345	19,826

	$63,736	$62,351	$63,142

Amortization of deferred policy acquisition cost(a)	$3,592	$3,921	$3,487

Other operating expense(a)	$11,018	$9,196	$9,185

Premium written
Fully-insured dental(a)	$52,650	$45,242	$60,106

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For each of the Three Years in the Period ended December 31, 2012

(amounts in thousands)

	2012		2011		2010
Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$43,844		$42,527		$42,646
Fully-insured dental PPO		11,240		9,298		9,236
Self-insured dental		24,380		23,650		23,022
Corporate, All Other		500		493		463

		$79,964		$75,968		$75,367

Ceded earned premium amounts to other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO
Self-insured dental
Corporate, All Other

	$		$		$

Assumed amounts from other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO		$189		$259		$148
Self-insured dental
Corporate, All Other

		$189		$259		$148

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$43,844		$42,527		$42,646
Fully-insured dental PPO		11,429		9,557		9,384
Self-insured dental		24,380		23,650		23,022
Corporate, All Other		500		493		463

		$80,153		$76,227		$75,515

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2012:
Allowance for Uncollectible Accounts Receivable	$15,293	72,788	32,918	$55,163
Year ended December 31, 2011:
Allowance for Uncollectible Accounts Receivable	$8,116	31,203	24,026	$15,293
Year ended December 31, 2010:
Allowance for Uncollectible Accounts Receivable	$10,863	20,918	23,665	$8,116

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 20, 2013	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 20, 2013	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 20, 2013	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 20, 2013	/s/ Roger M. Higley
Roger M. Higley
Vice Chairman of the Board of Directors

March 20, 2013	/s/ Fred J. Bronson
Fred J. Bronson
Secretary

March 20, 2013	/s/ Fred H. Peck
Fred H. Peck
Treasurer

March 20, 2013	/s/ Michael Carl
Michael Carl
Director

March 20, 2013	/s/ Jack M. Cook
Jack M. Cook
Director

March 20, 2013	/s/ David A. Kreyling
David A. Kreyling
Director

March 20, 2013	/s/ James E. Kroeger
James E. Kroeger
Director

March 20, 2013	/s/ Donald J. Peak
Donald J. Peak
Director

March 20, 2013	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 20, 2013	/s/ Mark Zigoris
Mark Zigoris
Director

March 20, 2013	/s/ James T. Foley
James T. Foley
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
3.4	Amendment to Amended and Restated Articles of Incorporation of DCP Holding Company effective January 3, 2012 (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K current report filed on January 6, 2012)
3.5	Amendment to Amended and Restated Articles of Incorporation of DCP Holding Company effective January 9, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report filed on January 16, 2013)
10.1	Seventh Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on April 6, 2012)*
10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*
10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*
10.4	Open-End Mortgage and Security Agreement dated December 21, 2012 in favor of Fifth Third Bank, filed herewith
10.5	Term Note dated December 21, 2012 between DCP Holding Company and Fifth Third Bank, filed herewith
10.6	Restricted Share Unit (RSU) Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. and RSU Award to Robert C. Hodgkins, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on April 6, 2012)*
10.7	Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K current report filed on July 21, 2010)
10.8	Preferred Shares Purchase Agreement between DCP Holding Company and Cincinnati Financial Corporation dated as of January 4, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K current report filed January 6, 2012)
10.9	Preferred Shares Purchase Agreement between DCP Holding Company and Cincinnati Financial Corporation dated as of January 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed January 16, 2013)
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith
101	Financial information and Notes to Financial Statements for the year-ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.