Form 10-Q
period 2013-03-31
DCP Holding CO
filed 2013-05-13
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013, there were 557 and 7,745 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $4,142,000 and $3,771,000 at March 31, 2013 and December 31, 2012, respectively	$4,367,533	$4,022,368
Short-term investments, available for sale at fair value, amortized cost of $246,000 and $393,000 at March 31, 2013 and December 31, 2012, respectively	247,065	394,342

Total investments	4,614,598	4,416,710
CASH AND CASH EQUIVALENTS	9,873,971	8,530,758
ACCRUED INVESTMENT INCOME	21,930	32,918
ACCOUNTS RECEIVABLE, net of allowance of $5,953 and $55,163 at March 31, 2013 and December 31, 2012, respectively	684,016	485,443
UNBILLED ACCOUNTS RECEIVABLE	52,957,667	18,596,063
DEFERRED ACQUISITION COSTS	3,390,490	1,184,413
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,636,396 and $2,590,246 at March 31, 2013 and December 31, 2012, respectively	2,402,580	2,189,212
OTHER ASSETS	1,992,357	1,902,272

TOTAL ASSETS	$75,937,609	$37,337,789

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$3,267,282	$2,136,010
UNEARNED PREMIUM REVENUE	54,565,524	19,792,176
OTHER PAYABLES AND ACCRUALS	5,752,795	4,097,473
MORTGAGE LOAN PAYABLE	1,328,600	1,340,000
CAPITAL LEASE OBLIGATION	174,329	111,186
DEFERRED COMPENSATION	1,841,198	1,613,111

TOTAL LIABILITIES	66,929,728	29,089,956

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at March 31, 2013 and December 31, 2012, respectively	368,960	373,743
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2013 and December 31, 2012, respectively	1,064,978	1,078,785
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2013 and zero at December 31, 2012, respectively	979,565
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 557 and 565 shares at March 31, 2013 and December 31, 2012, respectively	442,432	460,630
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,745 and 7,770 shares at March 31, 2013 and December 31, 2012, respectively	6,151,946	6,334,675

Total redeemable preferred and common shares	9,007,881	8,247,833

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$75,937,609	$37,337,789

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
REVENUES
Premium revenue	$20,849,247	$19,799,996
Investment income	33,937	31,553
Other income	15,697	11,627

Total revenues	20,898,881	19,843,176

EXPENSES
Healthcare services expense	16,954,278	16,240,430

Insurance expense:
Salaries and benefits expense	1,469,796	1,378,687
Commission expenses and other acquisition costs	739,999	859,827
Other insurance expense	1,594,492	1,223,861

Total insurance expense	3,804,287	3,462,375

Total expenses	20,758,565	19,702,805

INCOME BEFORE INCOME TAX	140,316	140,371

INCOME TAX EXPENSE	49,363	46,742

NET INCOME ON REDEEMABLE SHARES	90,953	93,629

OTHER COMPREHENSIVE (LOSS) INCOME
Change in the fair value of interest rate swap, net of income tax of $5,841 and $841, respectively	11,339	1,631
Change in the fair value of investments, net of income tax of ($7,626) and $19,129, respectively	(14,802)	37,163

Total other comprehensive (loss) income	(3,463)	38,794

TOTAL COMPREHENSIVE INCOME	$87,490	$132,423

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Institutional Preferred 2013-Series				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total
Balance at December 31, 2012	565	$460,630	7,770	$6,334,675	300	$373,743	1,000	$1,078,785
Net income												$90,953				$90,953
Change in fair value of interest rate swap, net of tax														$11,339		11,339
Change in fair value of investments, net of tax														(14,802)		(14,802)
Dividend declared												(300,226)				(300,226)
Redeemable Shares issued			12	9,472					1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(6)	(4,900)	6	4,900
Redeemable Shares repurchased	(2)	(1,631)	(43)	(35,057)
Dilution of shares to redemption value		(11,667)		(162,044)		(4,783)		(13,807)		(20,435)		209,273		3,463		212,736

Balance at March 31, 2013	557	$442,432	7,745	$6,151,946	300	$368,960	1,000	$1,064,978	1,000	$979,565	$		$		$

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Institutional Preferred 2013-Series				Other Accumulated Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Retained Earnings				Total
Balance at December 31, 2011	596	$409,211	7,827	$5,378,383	300	$342,464
Net income												$93,629				$93,629
Change in fair value of interest rate swap, net of tax														$1,631		1,631
Change in fair value of investments, net of tax														37,163		37,163
Dividend declared												(193,688)				(193,688)
Redeemable Shares issued							1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(7)	(5,006)	7	5,006
Redeemable Shares repurchased	(2)	(1,430)	(22)	(15,734)
Dilution of shares to redemption value		(2,636)		(42,470)		(1,199)		(14,960)				100,059		(38,794)		61,265

Balance at March 31, 2012	587	$400,139	7,812	$5,325,185	300	$341,265	1,000	$985,040		$	$		$		$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable shares	$90,953	$93,629
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,957	64,096
Loss on disposal of property	26,972
Deferred compensation	228,087	138,718
Effects of changes in operating assets and liabilities:
Accrued investment income	10,988	11,623
Accounts receivable	(198,573)	136,531
Unbilled accounts receivable	(34,361,604)	(13,557,932)
Deferred acquisition costs	(2,206,077)	(822,860)
Other assets	(88,755)	(194,721)
Claims payable	1,131,272	(103,712)
Unearned premium revenue	34,773,348	14,014,277
Other payables and accruals	1,573,745	37,312

Net cash provided by (used in) operating activities	1,066,313	(183,039)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(499,439)	(244,375)
Sales and maturities of investments	275,023	206,795
Acquisition of property and equipment	(142,027)	(32,188)

Net cash used in investing activities	(366,443)	(69,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(11,400)	(30,000)
Payments on capital lease	(30,030)	(26,622)
Repurchase of redeemable shares	(24,473)
Redeemable shares issued	1,009,472	1,000,000
Other financing activities		(25,000)
Dividends paid	(300,226)	(210,011)

Net cash provided by financing activities	643,343	708,367

INCREASE IN CASH AND CASH EQUIVALENTS	1,343,213	455,560

CASH AND CASH EQUIVALENTS—Beginning of period	8,530,758	6,976,358

CASH AND CASH EQUIVALENTS—End of period	$9,873,971	$7,431,918

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$13,700	$11,400
Cash paid for income taxes	210,000	515,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$172,238	$88,474
Class A redeemable common shares exchanged for Class B redeemable common shares	4,900	5,006
Purchased property and equipment (included in other payables and accruals)	112,880
Capital lease obligation	93,173

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2012 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 20, 2013. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2012. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses, among others. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $54,566,000 and $19,792,000 at March 31, 2013 and December 31, 2012, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $52,958,000 and $18,596,000 at March 31, 2013 and December 31, 2012, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,608,000 and $1,196,000 at March 31, 2013 and December 31, 2012, respectively. Management has determined that as of March 31, 2013 and December 31, 2012, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and in-network PPO are subject to a 10% withhold. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. At the end of each year, our Board of Directors determines, in its sole discretion, how much, if any, of the provider withhold is to be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $283,000 and $280,000 at March 31, 2013 and December 31, 2012, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $3,155,000 and $1,750,000 and amortized approximately $949,000 and $877,000 of these capitalized costs for the three months ended March 31, 2013 and 2012, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $19,000 and $61,000 for the three months ended March 31, 2013 and 2012, respectively. The healthcare services expense assumed was approximately $14,000 and $51,000 for the three months ended March 31, 2013 and 2012, respectively. The Company had approximately $21,000 and $14,000 of reinsurance premium receivable and claims payable of approximately $14,000 and $9,000 at March 31, 2013 and December 31, 2012, respectively.

New Accounting Standards— In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company elected to present reclassified items out of AOCI to earnings on the face of the condensed consolidated statements of comprehensive income; however, there were no material reclassifications out of AOCI for the three months ended March 31, 2013 and 2012.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,250,000 and $1,200,000 as of March 31, 2013 and December 31, 2012, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $46,000 and $93,000 as of March 31, 2013 and December 31, 2012, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $3,092,000 and $2,871,000 as of March 31, 2013 and December 31, 2012, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

At March 31, 2013, the Company has fifty-five investment grade corporate bonds, which consist of forty-four different securities each with a credit rating of A- or better and eleven securities that had a credit rating of between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 3.90% at March 31, 2013. The weighted average maturity of our investment grade corporate bonds was 7.31 years at March 31, 2013. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013 and December 31, 2012, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
March 31, 2013	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (One certificate of deposit)	$200,000	$200,574	4.4%
Greater than 1 year (Seven certificates of deposit and fifty-five corporate bonds)	4,141,942	4,367,533	95.6%

Total	$4,341,942	$4,568,107	100.0%

	Available-for-Sale
December 31, 2012	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$300,000	$300,986	7.0%
Greater than 1 year (Six certificates of deposit and forty-four corporate bonds)	3,771,437	4,022,368	93.0%

Total	$4,071,437	$4,323,354	100.0%

Investments classified at March 31, 2013 and December 31, 2012 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
March 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$46,491			$46,491
Certificates of deposit, short term	200,000	$574		200,574
Certificates of deposit, fixed maturities	1,050,000	13,602		1,063,602
Corporate bonds, fixed maturities	3,091,942	215,052	$(3,063)	3,303,931

Total investments	$4,388,433	$229,228	$(3,063)	$4,614,598

	Available-for-Sale
December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$93,356			$93,356
Certificates of deposit, short term	300,000	$986		300,986
Certificates of deposit, fixed maturities	900,000	13,987		913,987
Corporate bonds, fixed maturities	2,871,437	238,351	$(1,407)	3,108,381

Total investments	$4,164,793	$253,324	$(1,407)	$4,416,710

Unrealized losses on investments at March 31, 2013 and December 31, 2012 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three months ended March 31, 2013 and 2012. The Company had no investments in a continuous unrealized loss position for greater than one year as of March 31, 2013 and December 31, 2012.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $24,000 and $25,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2013 and 2012, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

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

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $185,000 and $84,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there is approximately $703,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.77 years.

In February 2013, the Board declared a $32.60 per share dividend for all Class A and Class B redeemable common shares. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $52,000.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the three months ended March 31, 2013 and 2012 were $961 and $741, respectively. At March 31, 2013 and December 31, 2012, the deferred compensation liability was approximately $1,841,000 and $1,613,000, respectively.

The following is a summary of activity of non-vested awards for the three months ended March 31, 2013:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2013			535.8	$746
Granted	224.0	$885	203.0	1,046

Non-vested awards at March 31, 2013	224.0	$885	738.8	$828

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2013	876.0	$815	339.7	$840
Share based dividend	34.5	828	13.4	828

Vested awards at March 31, 2013	910.5	$817	353.1	$840

There were no share awards that vested during the three months ended March 31, 2013.

5.	SEGMENT INFORMATION

The Company manages its business with four segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other consists of revenue associated with the Company’s dental indemnity, dental PPO, and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups, pricing, benefits and underwriting requirements.

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $3,895,000 and $3,560,000 for the three months ended March 31, 2013 and 2012, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2013 and 2012 (amounts in thousands):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$11,591	$9,161	$2,430	$10,914	$8,698	$2,216
Fully-insured dental PPO	3,213	2,738	475	2,735	2,353	382
Self-insured dental	5,910	5,055	855	6,026	5,189	837
Corporate, all other	135		135	125		125

Total	$20,849	$16,954	3,895	$19,800	$16,240	3,560

Investment income			34			31

Other income			16			12
Insurance expense			3,805			3,462

Income before income tax			$140			$141

Total assets-corporate			$75,938

Inter-segment revenues were not significant for the three months ended March 31, 2013 and 2012.

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended March 31, 2013 was approximately $49,000 with an effective tax rate of 35.2%. The income tax expense for the three months ended March 31, 2012 was approximately $47,000 with an effective tax rate of 33.3%. Tax years subsequent to 2009 remain open to examination by the Internal Revenue Service (“IRS”), and 2008 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	DEBT

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.15% and 2.02% at March 31, 2013 and December 31, 2012, respectively. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter end and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2013 and December 31, 2012, respectively. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.70% and 2.75% at March 31, 2013 and December 31, 2012, respectively. The Company did not have any interest expense or significant fees for the line of credit for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013.

The Company has an additional annually renewable working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.70% and 2.75% at March 31, 2013 and December 31, 2012, respectively. The Company did not have any interest expense for the line of credit in the three months ended March 31, 2013 and 2012. At March 31, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2013. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2013. At March 31, 2013 and December 31, 2012, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013				December 31, 2012
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$1,064	$1,064			$914	$914
Investment grade corporate bonds			3,304	3,304			3,108	3,108
Short-term investments
Money market funds		$47		47		$93		93
Federally-Insured certificates of deposit			201	201			301	301
Deferred compensation investments (a)
Equity mutual fund investments		341		341		313		313
State guarantee fund deposits (b)
Government securities		233		233		230		230
Federally-Insured certificates of deposit			50	50			50	50

Total		$621	$4,619	$5,240		$636	$4,373	$5,009

Liabilities
Interest rate swap (c)			$24	$24			$41	$41

Total	$		$24	$24	$		$41	$41

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair-value hierarchy. Examples include government securities and mutual fund equity securities. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits and investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies independent securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Such items are classified as Level 2 of the fair-value hierarchy. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

As of March 31, 2013 and December 31, 2012, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of March 31, 2013, we had approximately 313,200 members in our dental and vision benefit programs with approximately 2,700 dentists participating in our dental HMO network and approximately 2,900 dentists participating in our dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,200 additional dentists in Ohio, Kentucky and Indiana and approximately 39,100 additional dentists throughout the United States.

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

Highlights

•

We had net income of approximately $91,000 for the three months ended March 31, 2013 (the “2013 quarter”) compared to net income of approximately $94,000 for the three months ended March 31, 2012 (the “2012 quarter”). This consistent level of profitability was primarily the result of higher gross profit (total revenue less healthcare services expense) in the 2013 quarter compared to the 2012 quarter that was offset by higher insurance expense in the 2013 quarter compared to the 2012 quarter.

•

To date in 2013, our dental and vision product membership increased by approximately 13,400 members to approximately 313,200 members at March 31, 2013. This membership increase from December 31, 2012 is due to an increase in fully-insured dental HMO/IND membership of approximately 4,200 members, an increase in fully-insured dental PPO membership of approximately 2,400 members, an increase in self-insured membership of approximately 3,900 members, and an increase in corporate, all other membership of approximately 2,900 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 82.0% in the three months ended March 31, 2012 to 81.3% in the three months ended March 31, 2013. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

•	In January 2013, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000.

•

In March 2013, we paid a dividend of $32.60 per share to all holders of Redeemable Class A and Class B Common Shares. We paid a dividend of $21.00 per share to all holders of Redeemable Class A and Class B Common Shares in March 2012.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2013 quarter and the 2012 quarter. The following table presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	March 31, 2013	March 31, 2012	Change
Membership:
Fully-insured dental HMO/IND	152,800	147,900	3.3%
Fully-insured dental PPO	45,700	40,900	11.7%
Self-insured dental	88,200	84,300	4.6%
Corporate, all other	26,500	23,000	15.2%

Total membership	313,200	296,100	5.8%

	Three months ended	Three months ended
	March 31, 2013	March 31, 2012	Change
Premium revenue:
Fully-insured dental HMO/IND	$11,591	$10,914	6.2%
Fully-insured dental PPO	3,213	2,735	17.5%
Self-insured dental	5,910	6,026	(1.9%)
Corporate, all other	135	125	8.0%

Total premium revenue	20,849	19,800	5.3%

Investment income	34	31	9.7%

Other income	16	12	33.3%

Total revenue	20,899	19,843	5.3%

Healthcare services expense:
Fully-insured dental HMO/IND	9,161	8,698	5.3%
Fully-insured dental PPO	2,738	2,353	16.4%
Self-insured dental	5,055	5,189	(2.6%)
Corporate, all other			*

Total healthcare service expense	16,954	16,240	4.4%

Insurance expense	3,805	3,462	9.9%

Income tax expense	49	47	4.3%

Net Income	$91	$94	(3.2%)

*	not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $677,000 in the 2013 quarter from the 2012 quarter, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 3.2%, from $24.58 PMPM in the 2012 quarter to $25.37 PMPM in the 2013 quarter due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $478,000 in the 2013 quarter from the 2012 quarter, and fully-insured dental PPO premium on a PMPM basis increased by 5.7%, from $22.32 PMPM in the 2012 quarter to $23.59 PMPM in the 2013 quarter due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense increased by $463,000 in the 2013 quarter from the 2012 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.3%, from $19.59 PMPM in the 2012 quarter to $20.05 PMPM in the 2013 quarter. The higher level of dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in healthcare services utilization of $211,000. In addition, an increase in dental HMO/IND healthcare services expense of $252,000 was the result of an increase in membership volume in the 2013 quarter compared to the 2012 quarter.

Fully-insured dental PPO healthcare services expense increased by $385,000 in the 2013 quarter from the 2012 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis increased by 4.7%, from $19.21 PMPM in the 2012 quarter to $20.11 PMPM in the 2013 quarter. The higher level of dental PPO healthcare services expense on a PMPM basis resulted in an increase in healthcare services utilization of $123,000. In addition, an increase in dental PPO healthcare services expense of $262,000 was due to an increase in membership volume in the 2013 quarter compared to the 2012 quarter.

Self-insured healthcare services expense decreased by $134,000 in the 2013 quarter from the 2012 quarter. A decrease in self-insured healthcare services expense of approximately $370,000 due to a 6.8% decrease in self-insured claims on a PMPM basis was offset by an increase in self-insured membership volume that resulted in an increase of $236,000 in the 2013 quarter.

Insurance expense increased by $343,000 in the 2013 quarter compared to the 2012 quarter. This insurance expense increase is primarily attributable to higher professional consulting fees, broker commission expense, and deferred compensation expense in the 2013 quarter compared to the 2012 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.3% for the 2013 quarter compared to 17.4% for the 2012 quarter.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 4,900 members as of March 31, 2013 from March 31, 2012. This membership increase is primarily attributable to an increase of approximately 4,700 fully-insured dental HMO members and an increase of approximately 200 fully-insured dental indemnity members. The increase in fully-insured dental HMO membership is the result of new sales of approximately 15,500 members, offset by the loss of approximately 10,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully insured dental PPO membership increased by approximately 4,800 members as of March 31, 2013 from March 31, 2012. The increase in fully-insured dental PPO membership is the result of new sales of approximately 10,900 members, offset by the loss of approximately 6,100 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 3,900 members as of March 31, 2013 from March 31, 2012. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 3,500 members as of March 31, 2013 from March 31, 2012. Our vision plan membership increased by approximately 3,700 members. Also there was a decrease of approximately 200 dental indemnity members underwritten by a third party insurance carrier that shifted into the fully-insured HMO/IND segment at renewal.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2013 quarter increased by approximately $677,000 compared to the 2012 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $362,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2013 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $315,000. The fully-insured dental HMO/IND segment represents approximately 55.6% of our total dental business.

Fully-insured dental PPO premium revenue for the 2013 quarter increased by approximately $478,000 compared to the 2012 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $173,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2013 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $305,000. The fully-insured dental PPO segment represents approximately 15.4% of our total dental business.

Total self-insured dental revenue for the 2013 quarter decreased approximately $116,000 compared to the 2012 quarter. Self-insured dental revenue decreased by approximately $391,000 due to a decrease in the self-insured claim revenue on a PMPM basis as a result of lower dental service utilization. This self-insured revenue decrease was offset by an increase of approximately $275,000 due to new self-insured sales. The self-insured dental segment represents approximately 28.3% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2013 quarter decreased approximately $125,000, or 2.2%, to approximately $5,588,000 in the 2013 quarter from approximately $5,713,000 in the 2012 quarter. Self-insured claim revenue increased by approximately $260,000 due to new self-insured sales. This self-insured claim revenue increase was offset by a decrease of approximately $385,000 primarily due to a decrease in the self-insured claim revenue on a PMPM basis as a result of lower dental service utilization.

Self-Insured ASO Fees - Self-insured ASO fees for the 2013 quarter increased approximately $9,000, or 2.9%, to approximately $322,000 in the 2013 quarter from approximately $313,000 in the 2012 quarter. Self-insured ASO fees increased by approximately $14,000 due to the new self-insured product sales offset by a decrease of approximately $5,000 due to a decrease in average self-insured ASO fee rates for the 2013 quarter compared to the 2012 quarter.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $10,000 in the 2013 quarter compared to the 2012 quarter. The corporate, all other segment represents approximately 0.6% of our total dental business.

Investment Income

Investment income for the 2013 quarter increased approximately $3,000 compared to the 2012 quarter. This increase is primarily attributable to an increase in funds invested in the investment grade corporate bond portfolio of approximately $414,000 that was offset by a decrease in the weighted average yield-to-book value from 4.38% in the 2012 quarter to 3.90% in the 2013 quarter.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense for the 2013 quarter increased approximately $463,000 compared to the 2012 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $252,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $211,000. The increase is primarily the result of a 1.5% dental HMO fee schedule increase that was effective January 1, 2013 and partially due to slightly higher healthcare services utilization in the 2013 quarter compared to the 2012 quarter.

Fully-insured dental PPO healthcare services expense for the 2013 quarter increased approximately $385,000 compared to the 2012 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $262,000 related to the increase in fully-insured dental PPO membership discussed above. An additional increase in fully-insured dental PPO healthcare services expense of approximately $123,000 resulted from an increase in fully-insured dental PPO healthcare services expense on a PMPM basis from $19.21 in the 2012 quarter to $20.11 in the 2013 quarter. This increase is due to higher healthcare services utilization in the 2013 quarter compared to the 2012 quarter.

Self-insured dental healthcare services expense for the 2013 quarter decreased approximately $134,000 compared to the 2012 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $236,000. Offsetting this was a decrease of approximately $370,000 primarily due to a decrease in the self-insured healthcare services expense on a PMPM basis as a result of lower dental service utilization.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2013 quarter increased approximately $343,000 compared to the 2012 quarter. The higher consolidated insurance expense for the 2013 quarter was primarily due to higher professional consulting fees, broker commission expense, and deferred compensation expense in the 2013 quarter compared to the 2012 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.3% for the 2013 quarter compared to 17.4% for the 2012 quarter.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. Our income tax expense for the three months ended March 31, 2013 was approximately $49,000 with an effective tax rate of 35.2%. Our income tax expense for the three months ended March 31, 2012 was approximately $47,000 with an effective tax rate of 33.3%.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common share redemptions and payments on borrowings. Cash increased approximately $1,343,000, or 15.7%, during the 2013 quarter to approximately $9,874,000 as of March 31, 2013 from approximately $8,531,000 as of December 31, 2012. The change in cash for the 2013 and 2012 quarters is summarized as follows (in thousands):

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net cash provided by (used in) operating activities	$1,066	$(183)
Net cash used in investing activities	(366)	(69)
Net cash provided by financing activities	643	708

Increase in cash and cash equivalents	$1,343	$456

Cash Flows from Operating Activities

In the 2013 quarter, approximately $1,066,000 was provided by operating activities. We had net income of approximately $91,000. This income is primarily the result of higher gross profit (total revenue less healthcare services expense) in the 2013 quarter compared to the 2012 quarter that was offset by higher insurance expense in the 2013 quarter compared to the 2012 quarter.

Both unearned premium revenue and unbilled accounts receivable increased dramatically with the renewal of a large block of fully-insured business as of January 1, 2013, with certain fully-insured groups renewing for two or three years. Our unearned premium received in advance increased by approximately $412,000 and our claims payable liability increased by approximately $1,131,000, resulting in a cash balance increase. Other payables and accrued expenses increased by approximately $1,574,000, primarily due to an increase in accrued broker commissions of $1,301,000, an increase in accrued premium tax liability of $386,000, an increase in accounts payable of approximately $286,000, and an increase in deposits liability of $286,000, offset by a decrease in accrued payroll, bonus and paid time off (“PTO”) of approximately $345,000 and a decrease in our federal income tax payable of approximately $161,000. These cash balance increases were offset by an increase in deferred acquisition costs of approximately $2,206,000. As disclosed in the condensed consolidated statements of cash flows, we paid $210,000 of federal income taxes in the 2013 quarter that related to our 2012 extension payment and 2013 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2012 quarter.

Cash Flows from Investing Activities

In the 2013 quarter, we invested approximately $142,000 in building improvements, furniture and fixtures and computer equipment, the majority of which was related to our corporate office expansion. During the 2013 quarter, we made purchases totaling approximately $499,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2013 quarter, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $275,000.

Cash Flows from Financing Activities

In the 2013 quarter, we made the scheduled principal payments of approximately $11,400 related to our office building mortgage and scheduled payments of approximately $30,000 related to our capital leases. During the 2013 quarter, we repurchased previously redeemed Common Shares with a value of approximately $24,000 and issued Redeemable Common Shares to a participating dentist with a value of approximately $9,500. In January 2013, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio-based insurance company. We also paid dividends of approximately $270,000 to holders of our Redeemable Common Shares and approximately $30,000 to holders of our Redeemable Institutional Preferred Shares in the 2013 quarter.

Provider Withhold Funds

In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and the dental PPO are subject to a 10% withhold by us. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers. The dental providers have no vested rights in the amounts withheld unless our Board of Directors authorizes that any amounts withheld shall be paid to the providers, and then vesting is only to the extent of such amounts authorized to be paid by the Board. Once authorized for payment by the Board, such amounts are recorded as claims payable liabilities until paid.

In the 2013 and 2012 quarters, we paid no withhold return to participating providers because a withhold return was not authorized by the Board of Directors.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2012 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2013.

Financial Condition

Our consolidated cash and short-term investments were approximately $10.1 million as of March 31, 2013 and approximately $8.9 million as of December 31, 2012. This increase is due to the increase in cash of approximately $1,343,000 during the 2013 quarter, offset by a decrease in short-term investments of approximately $147,000 during the 2013 quarter. The increase in cash was primarily due to the cash provided by operating activities of approximately $1,066,000, cash used in financing activities of $366,000, and cash provided by investing activities of approximately $643,000. We expect to generate positive cash flow from operations during the balance of 2013. Based on total expenses for the three months ended March 31, 2013, we estimate that we had approximately 44 days of cash and short-term investments on hand at March 31, 2013. In addition, the Company has access to approximately $4.4 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.15% and 2.02% at March 31, 2013 and December 31, 2012, respectively. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter end and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2013 and December 31, 2012, respectively.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.70% and 2.75% at March 31, 2013 and December 31, 2012, respectively. We did not have any interest expense or significant fees for the line of credit in the 2013 quarter or the 2012 quarter. As of March 31, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2013. We expect to renew the working capital line of credit in July 2013.

We have an annually renewable second working capital line of credit for $960,000. Interest is payable at a variable rate of LIBOR plus 2.50% and was 2.70% and 2.75% at March 31, 2013 and December 31, 2012, respectively. The Company did not have any interest expense for the line of credit in the 2013 quarter or the 2012 quarter. At March 31, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $960,000 working capital line of credit expires in August 2013. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. We expect to renew the working capital line of credit and the irrevocable letter of credit in August 2013.

We believe our premium revenues, cash, investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our capital and operating leases and other commitments, including payment of certain directors deferred compensation obligations. In the long-term, we will continue to be obligated to make payments related to our other contractual obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, become permanently disabled or retire and make future payments to key employees and directors related to their deferred compensation obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Institutional Preferred Shares upon redemption request. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares and Redeemable Institutional Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the next twelve months.

Our largest subsidiary, Dental Care Plus Inc., (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. During 2013, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $740,000. There were no dividends declared or paid by DCP in the 2013 or 2012 quarters.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of March 31, 2013, we had approximately $2,527,000 or 76% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $777,000 with a Standard & Poor’s rating between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 3.90% at March 31, 2013. The weighted average maturity of our investment grade corporate bonds was 7.31 years at March 31, 2013.

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2012, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of December 31, 2012, we considered actual paid claim data from January 2013. As a result, we were able to use the completion factors approach for all historical months at December 31, 2012.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2013 quarter for the claims trend factor used to estimate incurred claims for March 31, 2013 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table set forth below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of March 31, 2013 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		3/31/2013	In Factor		3/31/2013
(0.5)%		3,505,794	(5)%		3,051,641
0%	(estimate used)	3,267,282	0%	(estimate used)	3,267,282
0.5%		3,120,254	5%		3,479,655

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the PMPM incurred claims for the most recent month.

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

In 2013, our first quarter healthcare services expense was lower than the first quarter of 2012. This decrease was primarily due to a lower level of self-insured healthcare services expense on a PMPM basis, offset by a slight increase in fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis.

Based on our healthcare services expense on a PMPM basis that adjusts the quarterly healthcare services expense for membership volume changes, we have observed that the utilization of our dental plan members is somewhat variable. In general, claims on a PMPM basis are generally lower in the second and fourth quarter than in the first quarter and the third quarter. The higher third quarter claim level on a PMPM basis is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense
	2013		2012
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,954	$19.78	$16,240	$19.83
Second Quarter			15,920	19.43
Third Quarter			16,092	19.61
Fourth Quarter			15,484	18.72

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

At March 31, 2013 and December 31, 2012, respectively, our investment portfolio consisted of approximately $46,000 and $93,000 of institutional money market funds. Our portfolio also included approximately $3,304,000 and $3,108,000 of investment grade corporate bonds and approximately $1,264,000 and $1,215,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2013 and December 31, 2012, respectively. In February 2013, we instructed our investment manager to invest an additional $500,000 in shorter duration investment grade corporate bonds with maturities up to five years. At March 31, 2013, our portfolio included approximately $719,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $190,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $138,000 increase in fair value. The investment grade corporate bonds with a fair value of $3,304,000 and $3,108,000 at March 31, 2013 and December 31, 2012, respectively, are all classified as available-for-sale. The certificates of deposit with a fair value of $1,264,000 at March 31, 2013 and $1,215,000 at December 31, 2012 are all classified as available-for-sale.

At March 31, 2013 and December 31, 2012, we had a mortgage note with a bank with an outstanding principal balance of $1,329,000 and $1,340,000, respectively, with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2012 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2013, the Company sold and issued 12 Class B Redeemable Common Shares in a private placement at a price of $789.35 per share.

We repurchased and retired 2 Class A Redeemable Common Shares and 43 Class B Redeemable Common Shares during the three months ended March 31, 2013 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2013	2	(a)	43	(a)	$815.27	0	N/A
February 1 – February 28, 2013	0		0		$0.00	0	N/A
March 1 – March 31, 2013	0		0		$0.00	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

May 13, 2013	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

May 13, 2013	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language).