Form 10-Q
period 2013-06-30
DCP Holding CO
filed 2013-08-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 553 and 7,835 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2013	2012
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $5,004,000 and $3,771,000 at June 30, 2013 and December 31, 2012, respectively	$5,045,441	$4,022,368
Short-term investments, available for sale at fair value, amortized cost of $453,000 and $393,000 at June 30, 2013 and December 31, 2012, respectively	455,234	394,342

Total investments	5,500,675	4,416,710
CASH AND CASH EQUIVALENTS	8,324,386	8,530,758
ACCRUED INVESTMENT INCOME	42,082	32,918
ACCOUNTS RECEIVABLE, net of allowance of $16,427 and $55,163 at June 30, 2013 and December 31, 2012, respectively	615,250	485,443
UNBILLED ACCOUNTS RECEIVABLE	44,323,397	18,596,063
DEFERRED ACQUISITION COSTS	2,838,938	1,184,413
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,688,394 and $2,590,246 at June 30, 2013 and December 31, 2012, respectively	2,381,783	2,189,212
OTHER ASSETS	2,107,684	1,902,272

TOTAL ASSETS	$66,134,195	$37,337,789

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$3,025,225	$2,136,010
UNEARNED PREMIUM REVENUE	45,451,796	19,792,176
OTHER PAYABLES AND ACCRUALS	5,036,559	4,097,473
MORTGAGE LOAN PAYABLE	1,317,200	1,340,000
CAPITAL LEASE OBLIGATION	138,928	111,186
DEFERRED COMPENSATION	1,865,153	1,613,111

TOTAL LIABILITIES	56,834,861	29,089,956

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at June 30, 2013 and December 31, 2012, respectively	374,195	373,743
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at June 30, 2013 and December 31, 2012, respectively	1,080,090	1,078,785
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at June 30, 2013 and zero at December 31, 2012, respectively	993,465
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 553 and 565 shares at June 30, 2013 and December 31, 2012, respectively	451,708	460,630
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,835 and 7,770 shares at June 30, 2013 and December 31, 2012, respectively	6,399,876	6,334,675

Total redeemable preferred and common shares	9,299,334	8,247,833

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$66,134,195	$37,337,789

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
REVENUES
Premium revenue	$21,415,351	$19,621,312	$42,264,598	$39,421,308
Investment income	38,997	32,131	72,934	63,684
Other income	16,972	20,920	32,669	32,547

Total revenues	21,471,320	19,674,363	42,370,201	39,517,539

EXPENSES
Healthcare services expense	16,741,510	15,919,915	33,695,788	32,160,345

Insurance expense:
Salaries and benefits expense	1,404,299	1,292,274	2,874,095	2,670,963
Commission expenses and other acquisition costs	1,147,593	1,035,392	1,887,592	1,895,219
Other insurance expense	1,596,703	1,275,585	3,191,195	2,499,446

Total insurance expense	4,148,595	3,603,251	7,952,882	7,065,628

Total expenses	20,890,105	19,523,166	41,648,670	39,225,973

INCOME BEFORE INCOME TAX	581,215	151,197	721,531	291,566

INCOME TAX EXPENSE	204,505	54,749	253,868	101,490

NET INCOME ON REDEEMABLE SHARES	376,710	96,448	467,663	190,076

OTHER COMPREHENSIVE (LOSS) INCOME
Change in the fair value of interest rate swap, net of income tax of ($3,192), $1,082, $2,646, $1,923, respectively	(6,203)	2,100	5,136	3,732
Change in the fair value of investments, net of income tax of ($60,755), $20,141, ($68,381), $39,285, respectively	(117,936)	39,097	(132,740)	76,260

Total other comprehensive (loss) income	(124,139)	41,197	(127,604)	79,992

TOTAL COMPREHENSIVE INCOME	$252,571	$137,645	$340,059	$270,068

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (UNAUDITED)

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
					Institutional Preferred		Institutional Preferred		Institutional Preferred
	Class A		Class B		2010-Series		2012-Series		2013-Series			Other Accumulated
	Number of		Number of		Number of		Number of		Number of		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2012	565	$460,630	7,770	$6,334,675	300	$373,743	1,000	$1,078,785
Net income											$467,663			$467,663
Other comprehensive income, net												$(127,604)		(127,604)
Dividend declared											(330,883)			(330,883)
Redeemable Shares issued			134	108,079					1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(7)	(5,672)	7	5,672
Redeemable Shares repurchased	(5)	(4,053)	(76)	(61,701)
Accretion (dilution) of shares to redemption value		803		13,151		452		1,305		(6,535)	(136,780)	127,604		(9,176)

Balance at June 30, 2013	553	$451,708	7,835	$6,399,876	300	$374,195	1,000	$1,080,090	1,000	$993,465	$	$	$

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
					Institutional Preferred		Institutional Preferred		Institutional Preferred
	Class A		Class B		2010-Series		2012-Series		2013-Series			Other Accumulated
	Number of		Number of		Number of		Number of		Number of		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2011	596	$409,211	7,827	$5,378,383	300	$342,464
Net income											$190,076			$190,076
Other comprehensive income, net												$79,992		79,992
Dividend declared											(210,493)			(210,493)
Redeemable Shares issued			12	8,345			1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(4)	(2,800)	(82)	(56,703)
Accretion (dilution) of shares to redemption value		4,906		58,153		2,062		(5,546)			20,417	(79,992)		(59,575)

Balance at June 30, 2012	578	$401,498	7,771	$5,397,997	300	$344,526	1,000	$994,454		$	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable shares	$467,663	$190,076
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	180,879	137,754
Loss on disposal of property	56,495
Deferred compensation	263,162	126,905
Effects of changes in operating assets and liabilities:
Accrued investment income	(9,164)	3,141
Accounts receivable	(129,807)	34,598
Unbilled accounts receivable	(25,727,334)	(5,647,870)
Deferred acquisition costs	(1,654,525)	(315,562)
Other assets	(140,935)	(156,083)
Claims payable	889,215	104,084
Unearned premium revenue	25,659,620	5,861,062
Other payables and accruals	926,130	(548,868)

Net cash provided by (used in) operating activities	781,399	(210,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,596,284)	(349,053)
Sales and maturities of investments	303,918	311,040
Investment, other		(25,000)
Acquisition of property and equipment	(354,581)	(42,699)

Net cash used in investing activities	(1,646,947)	(105,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(22,800)	(60,000)
Payments on capital lease	(65,431)	(53,454)
Repurchase of redeemable shares	(49,326)	(53,179)
Redeemable shares issued	1,096,959	1,008,345
Dividends paid	(300,226)	(226,816)

Net cash provided by financing activities	659,176	614,896

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(206,372)	298,421

CASH AND CASH EQUIVALENTS—Beginning of period	8,530,758	6,976,358

CASH AND CASH EQUIVALENTS—End of period	$8,324,386	$7,274,779

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$28,100	$23,200
Cash paid for income taxes	210,000	550,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$176,453	$77,633
Class A redeemable common shares exchanged for Class B redeemable common shares	5,672	9,819
Capital lease obligation	93,173
Redeemable common shares issued in lieu of cash payment of deferred compensation	11,120

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and Subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2012 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 20, 2013. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $45,452,000 and $19,792,000 at June 30, 2013 and December 31, 2012, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $44,323,000 and $18,596,000 at June 30, 2013 and December 31, 2012, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,127,000 and $1,196,000 at June 30, 2013 and December 31, 2012, respectively. Management has determined that as of June 30, 2013 and December 31, 2012, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and in-network PPO are subject to a 10% withhold. The amounts withheld are not retained in a separate fund, and we have no obligation to pay any portion of the amounts withheld to the providers. At the end of each year, our Board of Directors determines, in its sole discretion, how much, if any, of the provider withhold is to be paid out to participating providers. Provider withhold payments authorized by our Board during the fiscal year are recorded as an increase to healthcare services expense.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $286,000 and $280,000 at June 30, 2013 and December 31, 2012, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $409,000 and $374,000 and amortized approximately $960,000 and $931,000 of these capitalized costs for the three months ended June 30, 2013 and 2012, respectively. The Company capitalized deferred acquisition costs of approximately $3,564,000 and $2,124,000 and amortized approximately $1,909,000 and $1,808,000 of these capitalized costs for the six months ended June 30, 2013 and 2012, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $11,000 and $66,000 for the three months ended June 30, 2013 and 2012, respectively. Dental insurance premium assumed was approximately $30,000 and $127,000 for the six months ended June 30, 2013 and 2012, respectively. The healthcare services expense assumed was approximately $1,000 and $62,000 for the three months ended June 30, 2013 and 2012, respectively. The healthcare services expense assumed was approximately $15,000 and $113,000 for the six months ended June 30, 2013 and 2012, respectively. The Company had approximately $20,000 and $14,000 of reinsurance premium receivable and approximately $3,000 and $9,000 of reinsurance claims payable at June 30, 2013 and December 31, 2012, respectively.

New Accounting Standards— In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The Company elected to present reclassified items out of AOCI to earnings on the face of the condensed consolidated statements of comprehensive income; however, there were no material reclassifications out of AOCI for the three and six months ended June 30, 2013 and 2012.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,250,000 and $1,200,000 as of June 30, 2013 and December 31, 2012, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $52,000 and $93,000 as of June 30, 2013 and December 31, 2012, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $4,154,000 and $2,871,000 as of June 30, 2013 and December 31, 2012, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

At June 30, 2013, the Company has eighty-one investment grade corporate bonds, which consist of sixty-eight different securities each with a credit rating of A- or better and thirteen securities that had a credit rating of between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 3.38% at June 30, 2013. The weighted average maturity of our investment grade corporate bonds was 6.5 years at June 30, 2013. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were no realized gains or losses for the three and six months ended June 30, 2013 and 2012, respectively.

At June 30, 2013 and December 31, 2012, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
June 30, 2013	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$400,000	$402,778	7.4%
Greater than 1 year (Five certificates of deposit and eighty-one corporate bonds)	5,003,723	5,045,441	92.6%

Total	$5,403,723	$5,448,219	100.0%

	Available-for-Sale
December 31, 2012	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$300,000	$300,986	7.0%
Greater than 1 year (Six certificates of deposit and forty-four corporate bonds)	3,771,437	4,022,368	93.0%

Total	$4,071,437	$4,323,354	100.0%

Investments classified at June 30, 2013 and December 31, 2012 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
June 30, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$52,456			$52,456
Certificates of deposit, short term	400,000	$2,778		402,778
Certificates of deposit, fixed maturities	850,000	9,764	$(1,728)	858,036
Corporate bonds, fixed maturities	4,153,723	94,598	(60,916)	4,187,405

Total investments	$5,456,179	$107,140	$(62,644)	$5,500,675

	Available-for-Sale
December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$93,356			$93,356
Certificates of deposit, short term	300,000	$986		300,986
Certificates of deposit, fixed maturities	900,000	13,987		913,987
Corporate bonds, fixed maturities	2,871,437	238,351	$(1,407)	3,108,381

Total investments	$4,164,793	$253,324	$(1,407)	$4,416,710

Unrealized losses on investments at June 30, 2013 and December 31, 2012 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three and six months ended June 30, 2013 and 2012. The Company had no investments in a continuous unrealized loss position for greater than one year as of June 30, 2013 and December 31, 2012.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $14,000 and $22,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2013 and 2012, respectively. The Company recorded expense of approximately $38,000 and $47,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2013 and 2012, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares. A director will receive Class B Redeemable Common Shares upon vesting. A key employee may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. In 2012, the Company established a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards which will vest if established Company performance criteria are achieved over a three year period.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $100,000 and $18,000 related to deferred share awards and the change in the value of phantom shares for the three months ended June 30, 2013 and 2012, respectively. The Company recorded deferred compensation expense of approximately $285,000 and $102,000 related to deferred share awards and the change in the value of phantom shares for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there is approximately $603,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.9 years.

In February 2013 and March 2012, the Board declared a per share cash dividend for all Class A and Class B redeemable common shares in the amounts of $32.60 and $21.00, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $52,000 and $28,000 in February 2013 and March 2012, respectively.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the six months ended June 30, 2013 and 2012 were $957 and $741, respectively. At June 30, 2013 and December 31, 2012, the deferred compensation liability was approximately $1,865,000 and $1,613,000, respectively.

The following is a summary of activity of non-vested awards for the six months ended June 30, 2013 and 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2013			535.8	$746
Granted	252.0	$885	203.0	1,046
Converted to Shares	(14.0)	885

Non-vested awards at June 30, 2013	238.0	$885	738.8	$828

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2012			148.4	$788
Granted	156.0	$723	220.0	753
Forfeited	(13.0)	723

Non-vested awards at June 30, 2012	143.0	$723	368.4	$767

The following is a summary of activity of vested awards for the six months ended June 30, 2013 and 2012:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2013	876.0	$815	339.7	$840
Share based dividend	34.5	828	13.4	828
Vested during the year	14.0	794
Redeemed vested awards	(103.8)	794
Converted to Redeemable Common Shares	(14.0)	794

Vested awards at June 30, 2013	806.7	$817	353.1	$835

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2012	908.0	$702	256.6	$710
Share based dividend	26.7	715	7.5	715
Vested during the year
Redeemed vested awards	(58.7)	682

Vested awards at June 30, 2012	876.0	$695	264.1	$705

5.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $4,674,000 and $3,701,000 for the three months ended June 30, 2013 and 2012, respectively. The Company’s gross profit was approximately $8,569,000 and $7,261,000 for the six months ended June 30, 2013 and 2012, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$11,666	$8,654	$3,012	$10,927	$8,582	$2,345
Fully-insured dental PPO	3,306	2,675	631	2,823	2,410	413
Self-insured dental	6,298	5,413	885	5,745	4,928	817
Corporate, all other	146		146	126		126

Total	$21,416	$16,742	4,674	$19,621	$15,920	3,701

Investment income			39			33
Other income			17			21
Insurance expense			4,149			3,604

Income before income tax			$581			$151

Total assets-corporate			$66,134

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$23,257	$17,815	$5,442	$21,841	$17,280	$4,561
Fully-insured dental PPO	6,519	5,413	1,106	5,558	4,763	795
Self-insured dental	12,208	10,468	1,740	11,771	10,117	1,654
Corporate, all other	281		281	251		251

Total	$42,265	$33,696	8,569	$39,421	$32,160	7,261

Investment income			73			64
Other income			33			33
Insurance expense			7,953			7,066

Income before income tax			$722			$292

Total assets-corporate			$66,134

Inter-segment revenues were not significant for the three and six months ended June 30, 2013 and 2012.

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended June 30, 2013 was approximately $205,000 with an effective tax rate of 35.2%. The income tax expense for the three months ended June 30, 2012 was approximately $55,000 with an effective tax rate of 36.2%. The income tax expense for the six months ended June 30, 2013 was approximately $254,000 with an effective tax rate of 35.2%. The income tax expense for the six months ended June 30, 2012 was approximately $102,000 with an effective tax rate of 34.8%. Tax years subsequent to 2009 remain open to examination by the Internal Revenue Service (“IRS”), and 2008 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	DEBT

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.15% and 2.02% at June 30, 2013 and December 31, 2012, respectively. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for the three or six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2014.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the three or six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2014. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2013. At June 30, 2013 and December 31, 2012, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013				December 31, 2012
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$858	$858			$914	$914
Investment grade corporate bonds			4,187	4,187			3,108	3,108
Short-term investments
Money market fund		$52		52		$93		93
Federally-Insured certificates of deposit			403	403			301	301
Deferred compensation investments (a)
Equity mutual fund investments		352		352		313		313
State guarantee fund deposits (b)
Government securities		183		183		230		230
Federally-Insured certificates of deposit			50	50			50	50

Total		$587	$5,498	$6,085		$636	$4,373	$5,009

Liabilities
Interest rate swap (c)			$33	$33			$41	$41

Total	$		$33	$33	$		$41	$41

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

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

As of June 30, 2013 and December 31, 2012, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

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

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of June 30, 2013, we had approximately 314,400 members in our dental and vision benefit programs with approximately 2,700 dentists participating in our dental HMO network and approximately 3,000 dentists participating in our dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members have access to approximately 2,300 additional dentists in Ohio, Kentucky and Indiana and approximately 39,500 additional dentists throughout the United States.

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

Highlights

•

We had net income of approximately $377,000 for the three months ended June 30, 2013 (the “2013 quarter”) compared to net income of approximately $96,000 for the three months ended June 30, 2012 (the “2012 quarter”). In addition, we had net income of approximately $468,000 for the six months ended June 30, 2013 (the “2013 period”) compared to net income of approximately $190,000 for the six months ended June 30, 2012 (the “2012 period”). This level of profitability was primarily the result of higher gross profit (total revenue less healthcare services expense) in the 2013 period compared to the 2012 period that was primarily the result of higher fully insured membership and higher premium rates in the 2013 period. This gross profit increase was offset by higher insurance expense in the 2013 period compared to the 2012 period.

•

To date in 2013, our dental and vision product membership increased by approximately 14,600 members to approximately 314,400 members at June 30, 2013. This membership increase from December 31, 2012 is due to an increase in fully-insured dental HMO/IND membership of approximately 3,900 members, an increase in fully-insured dental PPO membership of approximately 3,600 members, an increase in self-insured membership of approximately 3,700 members, and an increase in corporate, all other membership of approximately 3,400 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 81.6% in the six months ended June 30, 2012 to 79.7% in the six months ended June 30, 2013. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

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

Comparison of Results of Operations

The following is a discussion of our results of operations for 2013 quarter, the 2012 quarter, the 2013 period and the 2012 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	June 30, 2013	June 30, 2012	Change
Membership:
Fully-insured dental HMO/IND	152,400	147,700	3.2%
Fully-insured dental PPO	47,000	41,100	14.4%
Self-insured dental	88,000	83,700	5.1%
Corporate, all other	27,000	22,600	19.5%

Total membership	314,400	295,100	6.5%

	Three months ended	Three months ended
	June 30, 2013	June 30, 2012	Change
Premium revenue:
Fully-insured dental HMO/IND	$11,666	$10,927	6.8%
Fully-insured dental PPO	3,306	2,823	17.1%
Self-insured dental	6,298	5,745	9.6%
Corporate, all other	146	126	15.9%

Total premium revenue	21,416	19,621	9.1%

Investment income	39	33	18.2%

Other income	17	21	(19.0%)

Total revenue	21,472	19,675	9.1%

Healthcare services expense:
Fully-insured dental HMO/IND	8,654	8,582	0.8%
Fully-insured dental PPO	2,675	2,410	11.0%
Self-insured dental	5,413	4,928	9.8%
Corporate, all other			*

Total healthcare service expense	16,742	15,920	5.2%

Insurance expense	4,149	3,604	15.1%

Income tax expense	204	55	270.9%

Net Income	$377	$96	292.7%

*	not meaningful

	Six months ended	Six months ended
	June 30, 2013	June 30, 2012	Change
Premium revenue:
Fully-insured dental HMO/IND	$23,257	$21,841	6.5%
Fully-insured dental PPO	6,519	5,558	17.3%
Self-insured dental	12,208	11,771	3.7%
Corporate, all other	281	251	12.0%

Total premium revenue	42,265	39,421	7.2%

Investment income	73	64	14.1%

Other income	33	33	0.0%

Total revenue	42,371	39,518	7.2%

Healthcare services expense:
Fully-insured dental HMO/IND	17,815	17,280	3.1%
Fully-insured dental PPO	5,413	4,763	13.6%
Self-insured dental	10,468	10,117	3.5%
Corporate, all other			*

Total healthcare service expense	33,696	32,160	4.8%

Insurance expense	7,953	7,066	12.6%

Income tax expense	254	102	149.0%

Net Income	$468	$190	146.3%

*	not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $1,416,000 in the 2013 period compared to the 2012 period, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 3.3%, from $24.61 PMPM in the 2012 period to $25.41 PMPM in the 2013 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $961,000 in the 2013 period compared to the 2012 period, and fully-insured dental PPO premium on a PMPM basis increased by 5.6%, from $22.56 PMPM in the 2012 period to $23.83 PMPM in the 2013 period due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense increased by $535,000 in the 2013 period compared to the 2012 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis remained relatively consistent at $19.47 for the 2012 and 2013 periods. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $537,000. This consistency on a PMPM basis was the result of lower healthcare services utilization in the 2013 period as compared to the 2012 period of approximately $269,000, which was offset by a 1.5% dental HMO fee schedule increase of $267,000 that was effective January 1, 2013.

Fully-insured dental PPO healthcare services expense increased by $650,000 in the 2013 period compared to the 2012 period, and fully-insured dental PPO healthcare services expense on a PMPM basis increased by 2.4%, from $19.33 PMPM in the 2012 period to $19.78 PMPM in the 2013 period. The higher level of dental PPO healthcare services expense on a PMPM basis resulted in an increase in healthcare services utilization of $125,000. In addition, an increase in dental PPO healthcare services expense of $525,000 was due to an increase in membership volume in the 2013 period compared to the 2012 period.

Self-insured healthcare services expense increased by $351,000 in the 2013 period compared to the 2012 period. A decrease in self-insured healthcare services expense of approximately $136,000 due to a 1.3% decrease in self-insured claims on a PMPM basis was offset by an increase in self-insured membership volume that resulted in an increase of $487,000 in the 2013 period.

Insurance expense increased by $887,000 in the 2013 period compared to the 2012 period. This insurance expense increase is primarily attributable to higher professional consulting fees, broker commission expense, and deferred compensation expense in the 2013 period compared to the 2012 period. Higher professional consulting fees are a result of new product development and operational process improvements. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.8% for the 2013 period compared to 17.9% for the 2012 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 4,700 members as of June 30, 2013 from June 30, 2012. This membership increase is primarily attributable to an increase of approximately 4,600 fully-insured dental HMO members and an increase of approximately 100 fully-insured dental indemnity members. The increase in fully-insured dental HMO/IND membership is the result of new sales of approximately 14,800 members, offset by the loss of approximately 10,100 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully insured dental PPO membership increased by approximately 5,900 members as of June 30, 2013 from June 30, 2012. The increase in fully-insured dental PPO membership is the result of new sales of approximately 11,800 members, offset by the loss of approximately 5,900 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 4,300 members as of June 30, 2013 from June 30, 2012. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 4,400 members as of June 30, 2013 from June 30, 2012. Our vision plan membership increased by approximately 4,700 members. Also there was a decrease of approximately 300 dental indemnity members underwritten by a third party insurance carrier that shifted into the fully-insured HMO/IND segment at renewal.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2013 quarter increased by approximately $739,000 compared to the 2012 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $376,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2013 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $363,000.

Fully-insured dental HMO/IND premium revenue for the 2013 period increased by approximately $1,416,000 compared to the 2012 period. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $738,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2013 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $678,000. The fully-insured dental HMO/IND segment represents approximately 55.0% of our total dental business.

Fully-insured dental PPO premium revenue for the 2013 quarter increased by approximately $483,000 compared to the 2012 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $175,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2013 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $308,000.

Fully-insured dental PPO premium revenue for the 2013 period increased by approximately $961,000 compared to the 2012 period. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $348,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2013 period resulted in an increase in fully-insured dental PPO premiums of approximately $613,000. The fully-insured dental PPO segment represents approximately 15.4% of our total dental business.

Total self-insured dental revenue for the 2013 quarter increased approximately $553,000 compared to the 2012 quarter. Self-insured dental revenue increased by approximately $261,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2013 quarter resulted in an increase in new self-insured sales of approximately $292,000.

Total self-insured dental revenue for the 2013 period increased approximately $437,000 compared to the 2012 period. Self-insured dental revenue decreased by approximately $130,000 due to a decrease in the self-insured claim revenue on a PMPM basis as a result of lower dental service utilization. This self-insured revenue decrease was offset by an increase of approximately $567,000 due to new self-insured sales. The self-insured dental segment represents approximately 28.9% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2013 quarter increased approximately $548,000, or 10.1%, to approximately $5,982,000 in the 2013 quarter from approximately $5,434,000 in the 2012 quarter. Self-insured claim revenue increased by approximately $276,000 due to new self-insured sales. In addition, self-insured claim revenue increase approximately $272,000 as a result of an increase in self-insured utilization on a PMPM basis in the 2013 quarter.

Self-insured claim revenue for the 2013 period increased approximately $423,000, or 3.8%, to approximately $11,570,000 in the 2013 period from approximately $11,147,000 in the 2012 period. Self-insured claim revenue increased by approximately $537,000 due to new self-insured sales. This self-insured claim revenue increase was offset by a decrease of approximately $114,000 primarily due to a decrease in the self-insured claim revenue on a PMPM basis as a result of lower dental service utilization for the period.

Self-Insured ASO Fees - Self-insured ASO fees for the 2013 quarter increased approximately $5,000, or 1.6%, to approximately $317,000 in the 2013 quarter from approximately $312,000 in the 2012 quarter. Self-insured ASO fees increased by approximately $16,000 due to the new self-insured product sales offset by a decrease of approximately $11,000 due to a decrease in average self-insured ASO fee rates for the 2013 quarter compared to the 2012 quarter.

Self-insured ASO fees for the 2013 period increased approximately $14,000, or 2.2%, to approximately $638,000 in the 2013 period from approximately $624,000 in the 2012 period. Self-insured ASO fees increased by approximately $30,000 due to the new self-insured product sales offset by a decrease of approximately $16,000 due to a decrease in average self-insured ASO fee rates for the 2013 period compared to the 2012 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $20,000 in the 2013 quarter compared to the 2012 quarter, and $30,000 in the 2013 period compared to the 2012 period. The corporate, all other segment represents approximately 0.7% of our total dental business.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense for the 2013 quarter increased approximately $72,000 compared to the 2012 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $285,000. A decrease in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an decrease in fully-insured dental HMO/IND healthcare services expense of approximately $213,000. This decrease is primarily the result of lower healthcare services utilization in the 2013 quarter compared to the 2012 quarter of approximately $346,000, which was partially offset by a 1.5% dental HMO fee schedule increase of $133,000 that was effective January 1, 2013.

Fully-insured dental HMO/IND healthcare services expense for the 2013 period increased approximately $535,000 compared to the 2012 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $537,000. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis was relatively consistent for the 2013 period as compared to the 2012 period. This consistency was the result of an overall decrease of lower healthcare services utilization in the 2013 period as compared to the 2012 period of approximately $267,000, which was offset by a 1.5% dental HMO fee schedule increase of $269,000 that was effective January 1, 2013.

Fully-insured dental PPO healthcare services expense for the 2013 quarter increased approximately $265,000 compared to the 2012 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $263,000 related to the increase in fully-insured dental PPO membership discussed above. An additional increase in fully-insured dental PPO healthcare services expense of approximately $2,000 resulted from an increase in fully-insured dental PPO healthcare services expense on a PMPM basis from $19.45 in the 2012 quarter to $19.46 in the 2013 quarter. This increase is due to slightly higher healthcare services utilization in the 2013 quarter compared to the 2012 quarter.

Fully-insured dental PPO healthcare services expense for the 2013 period increased approximately $650,000 compared to the 2012 period. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $525,000 related to the increase in fully-insured dental PPO membership discussed above. An additional increase in fully-insured dental PPO healthcare services expense of approximately $125,000 resulted from an increase in fully-insured dental PPO healthcare services expense on a PMPM basis from $19.33 in the 2012 period to $19.78 in the 2013 period. This increase is due to higher healthcare services utilization in the 2013 period compared to the 2012 period.

Self-insured dental healthcare services expense for the 2013 quarter increased approximately $485,000 compared to the 2012 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $250,000. In addition, an increase of approximately $235,000 of self-insured dental healthcare services expense is the result of an increase in the self-insured healthcare services expense on a PMPM basis from $19.56 in the 2012 quarter to $20.44 in the 2013 quarter.

Self-insured dental healthcare services expense for the 2013 period increased approximately $351,000 compared to the 2012 period. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $487,000. This was offset by approximately $136,000 primarily due to a decrease in the self-insured healthcare services expense on a PMPM basis, which was a result of lower dental service utilization for the 2013 period as compared to the 2012 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2013 quarter increased approximately $545,000 compared to the 2012 quarter. Consolidated insurance expense for the 2013 period increased approximately $887,000 compared to the 2012 period. The higher consolidated insurance expense for the 2013 quarter and the 2013 period was primarily due to higher professional consulting fees, broker commission expense, and deferred compensation expense. Higher professional consulting fees are a result of new product development and operational process improvements. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 19.4% for the 2013 quarter compared to 18.4% for the 2012 quarter and 18.8% for the 2013 period compared to 17.9% for the 2012 period.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended June 30, 2013 was approximately $205,000 with an effective tax rate of 35.2%. The income tax expense for the three months ended June 30, 2012 was approximately $55,000 with an effective tax rate of 36.2%. The income tax expense for the six months ended June 30, 2013 was approximately $254,000 with an effective tax rate of 35.2%. The income tax expense for the six months ended June 30, 2012 was approximately $102,000 with an effective tax rate of 34.8%. Tax years subsequent to 2009 remain open to examination by the Internal Revenue Service (“IRS”), and 2008 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $206,000, or 2.4%, during the 2013 period to approximately $8,325,000 as of June 30, 2013 from approximately $8,531,000 as of December 31, 2012. The change in cash for the 2013 and 2012 periods is summarized as follows (in thousands):

	Six months ended June 30, 2013	Six months ended June 30, 2012
Net cash provided by (used in) operating activities	$782	$(211)
Net cash used in investing activities	(1,647)	(106)
Net cash provided by financing activities	659	615

(Decrease) Increase in cash and cash equivalents	$(206)	$298

Cash Flows from Operating Activities

In the 2013 period, approximately $782,000 was provided by operating activities. We had net income of approximately $468,000. This income is primarily the result of higher gross profit (total revenue less healthcare services expense) in the 2013 period compared to the 2012 period that was offset by higher insurance expense in the 2013 period compared to the 2012 period.

Both unearned premium revenue and unbilled accounts receivable increased dramatically with the renewal of the large block of fully-insured business as of January 1, 2013, with certain fully-insured groups renewing for two or three years. Due to increased claims activity and the timing of our payments, our claims payable liability increased by approximately $889,000, resulting in a cash balance increase. Other payables and accrued expenses increased by approximately $926,000, primarily due to an increase in accrued broker commissions of $1,014,000, which is mostly due to the dramatic increase of fully-insured business that renewed in January 2013. These cash balance increases were offset by an increase in deferred acquisition costs of approximately $1,654,000 and a decrease in accrued payroll, bonus and paid time off (“PTO”) of approximately $312,000. As disclosed in the condensed consolidated statements of cash flows, we paid $210,000 of federal income taxes in the 2013 period that related to our 2012 extension payment and 2013 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2012 period.

Cash Flows from Investing Activities

In the 2013 period, we invested approximately $355,000 in building improvements, furniture and fixtures and computer equipment, the majority of which was related to our corporate office expansion. During the 2013 period, we made purchases totaling approximately $1,596,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2013 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $304,000.

Cash Flows from Financing Activities

In the 2013 period, we made the scheduled principal payments of approximately $23,000 related to our office building mortgage and scheduled payments of approximately $65,000 related to our capital leases. During the 2013 period, we repurchased previously redeemed Common Shares with a value of approximately $49,000 and issued Redeemable Common Shares to participating dentists with a value of approximately $97,000. In January 2013, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio-based insurance company. We also paid dividends of approximately $270,000 to holders of our Redeemable Common Shares and approximately $30,000 to holders of our Redeemable Institutional Preferred Shares in the 2013 period.

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

In the 2013 and 2012 period no withhold return to participating providers was authorized by the Board of Directors.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2012 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2013.

Financial Condition

Our consolidated cash and short-term investments were approximately $8.8 million as of June 30, 2013 and approximately $8.9 million as of December 31, 2012. This decrease is due to the decrease in cash of approximately $206,000 during the 2013 period, offset by an increase in short-term investments of approximately $60,000 during the 2013 period. The decrease in cash was primarily due to the cash used in investing activities of approximately $1,647,000. This use of cash was primarily the result of our election to invest an additional $1.5 million in investment grade corporate bonds. This use of cash was offset by cash provided by operating activities of approximately $782,000 and cash provided by financing activities of approximately $659,000. We expect to generate positive cash flow from operations during the balance of 2013. Based on total expenses for the six months ended June 30, 2013, we estimate that we had approximately 38 days of cash and short-term investments on hand at June 30, 2013. In addition, the Company has access to approximately $5.0 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.15% and 2.02% at June 30, 2013 and December 31, 2012, respectively. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2013 period or the 2012 period. As of June 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2014.

We have an annually renewable second working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2013 period or the 2012 period. At June 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2014. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2013. At June 30, 2013 and December 31, 2012, there was no amount outstanding on the irrevocable letter of credit obligation.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at June 30, 2013 and December 31, 2012, respectively.

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

Our largest subsidiary, Dental Care Plus Inc., (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. During 2013, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $740,000. There were no dividends declared or paid by DCP in the 2013 or 2012 periods.

A.M. Best Company assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2013, A.M. Best Company affirmed our financial strength rating of B (Fair) with a positive outlook based on DCP’s positive operating performance and improved capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We typically do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of June 30, 2013, we had approximately $3,264,000 or 78% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $923,000 with a Standard & Poor’s rating between BB+ and BBB+. The weighted average yield-to-book value of our investment grade corporate bonds was approximately 3.38% at June 30, 2013. The weighted average maturity of our investment grade corporate bonds was 6.5 years at June 30, 2013.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2013 period for the claims trend factor used to estimate incurred claims for June 30, 2013 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of June 30, 2013 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		6/30/2013	In Factor		6/30/2013
(0.5)%		3,252,117	(5)%		2,828,585
0%	(estimate used)	3,025,225	0%	(estimate used)	3,025,225
0.5%		2,870,939	5%		3,233,966

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the PMPM incurred claims for the most recent month.

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

In 2013, our first quarter healthcare services expense on a PMPM basis was lower than the first quarter of 2012. This decrease was primarily due to a lower level of self-insured healthcare services expense on a PMPM basis, offset by a slight increase in fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis. In the second quarter of 2013, our healthcare services expense on a PMPM basis was slightly higher than the second quarter of 2012. This increase in healthcare services expense on a PMPM basis was the result of higher dental services utilization in the 2013 quarter.

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

	Healthcare Service Expense
	2013		2012
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,954	$19.78	$16,240	$19.83
Second Quarter	16,742	19.46	15,920	19.43
Third Quarter			16,092	19.61
Fourth Quarter			15,484	18.72

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

At June 30, 2013 and December 31, 2012, respectively, our investment portfolio consisted of approximately $53,000 and $93,000 of institutional money market funds. Our portfolio also included approximately $4,187,000 and $3,108,000 of investment grade corporate bonds and approximately $1,261,000 and $1,215,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2013 and December 31, 2012, respectively. In 2013, we instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At June 30, 2013, our portfolio included approximately $1,681,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $215,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $207,000 increase in fair value. The investment grade corporate bonds with a fair value of $4,187,000 and $3,108,000 at June 30, 2013 and December 31, 2012, respectively, are all classified as available-for-sale. The certificates of deposit with a fair value of $1,261,000 at June 30, 2013 and $1,215,000 at December 31, 2012 are all classified as available-for-sale.

At June 30, 2013 and December 31, 2012, we had a mortgage note with a bank with an outstanding principal balance of $1,317,000 and $1,340,000, respectively, with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial

Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, the Company sold and issued 108 Class B Redeemable Common Shares in a private placement with an average price per share of $810.58 per share.

We repurchased and retired 3 Class A Redeemable Common Shares and 33 Class B Redeemable Common Shares during the three months ended June 30, 2013 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2013	2	(a)	22	(a)	$805.52	0	N/A
May 1 – May 31, 2013	0		0		$0.00	0	N/A
June 1 – June 30, 2013	1	(a)	11	(a)	$811.19	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1	Eighth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2013* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2013).

10.2	Restricted Share Unit (RSU) Agreement and RSU Award granted June 17, 2013 to Robert C. Hodgkins, Jr.* (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2013).

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language).

*	Reflects management contracts on compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

August 14, 2013	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 14, 2013	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Item

10.1	Eighth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2013* (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 18, 2013).

10.2	Restricted Share Unit (RSU) Agreement and RSU Award granted June 17, 2013 to Robert C. Hodgkins, Jr.* (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 18, 2013).

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language).

*	Reflects management contracts on compensatory plan or arrangement.