Form 10-Q
period 2013-09-30
DCP Holding CO
filed 2013-11-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 551 and 7,801 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $6,393,000 and $3,771,000 at September 30, 2013 and December 31, 2012, respectively	$6,449,862	$4,022,368
Short-term investments, available for sale at fair value, amortized cost of $255,000 and $393,000 at September 30, 2013 and December 31, 2012, respectively	256,596	394,342

Total investments	6,706,458	4,416,710
CASH AND CASH EQUIVALENTS	6,926,228	8,530,758
ACCRUED INVESTMENT INCOME	36,787	32,918
ACCOUNTS RECEIVABLE, net of allowance of $21,737 and $55,163 at September 30, 2013 and December 31, 2012, respectively	824,900	485,443
UNBILLED ACCOUNTS RECEIVABLE	40,766,353	18,596,063
DEFERRED ACQUISITION COSTS	2,613,465	1,184,413
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,782,724 and $2,590,246 at September 30, 2013 and December 31, 2012, respectively	2,387,647	2,189,212
OTHER ASSETS	2,117,346	1,902,272

TOTAL ASSETS	$62,379,184	$37,337,789

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,292,985	$2,136,010
UNEARNED PREMIUM REVENUE	42,375,077	19,792,176
OTHER PAYABLES AND ACCRUALS	4,960,487	4,097,473
MORTGAGE LOAN PAYABLE	1,305,800	1,340,000
CAPITAL LEASE OBLIGATION	103,255	111,186
DEFERRED COMPENSATION	1,974,121	1,613,111

TOTAL LIABILITIES	53,011,725	29,089,956

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at September 30, 2013 and December 31, 2012, respectively	376,595	373,743
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2013 and December 31, 2012, respectively	1,087,017	1,078,785
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2013 and zero at December 31, 2012	999,836
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 551 and 565 shares at September 30, 2013 and December 31, 2012, respectively	455,473	460,630
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,801 and 7,770 shares at September 30, 2013 and December 31, 2012, respectively	6,448,538	6,334,675

Total redeemable preferred and common shares	9,367,459	8,247,833

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$62,379,184	$37,337,789

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES
Premium revenue	$22,613,692	$20,355,918	$64,878,290	$59,777,226
Investment income	42,947	34,232	115,881	97,916
Realized gains on investments, net		39,502		39,545
Other income	13,237	18,309	45,906	50,813

Total revenues	22,669,876	20,447,961	65,040,077	59,965,500

EXPENSES
Healthcare services expense	18,238,159	16,091,750	51,933,947	48,252,095

Insurance expense:
Salaries and benefits expense	1,493,450	1,302,389	4,367,545	3,973,354
Commission expenses and other acquisition costs	1,062,492	952,644	2,950,084	2,847,863
Other insurance expense	1,688,256	1,113,629	4,879,451	3,613,075

Total insurance expense	4,244,198	3,368,662	12,197,080	10,434,292

Total expenses	22,482,357	19,460,412	64,131,027	58,686,387

INCOME BEFORE INCOME TAX	187,519	987,549	909,050	1,279,113

INCOME TAX EXPENSE	66,135	366,182	320,003	467,672

NET INCOME ON REDEEMABLE SHARES	121,384	621,367	589,047	811,441

OTHER COMPREHENSIVE (LOSS) INCOME
Change in the fair value of interest rate swap, net of income tax of ($284), $947, $2,365, $2,870, respectively	(553)	1,840	4,583	5,572
Change in the fair value of investments, net of income tax of ($4,754), $18,182, ($63,677), $57,438, respectively	6,898	35,237	(125,840)	111,498

Total other comprehensive (loss) income	6,345	37,077	(121,257)	117,070

TOTAL COMPREHENSIVE INCOME	$127,729	$658,444	$467,790	$928,511

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (UNAUDITED)

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
					Institutional Preferred		Institutional Preferred		Institutional Preferred
	Class A		Class B		2010-Series		2012-Series		2013-Series			Other Accumulated
	Number of		Number of		Number of		Number of		Number of		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2012	565	$460,630	7,770	$6,334,675	300	$373,743	1,000	$1,078,785
Net income											$589,047			$589,047
Other comprehensive loss, net												$(121,257)		(121,257)
Dividends declared											(361,539)			(361,539)
Redeemable Shares issued			134	108,079					1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(7)	(5,672)	7	5,672
Redeemable Shares repurchased	(7)	(5,654)	(110)	(89,050)
Accretion (dilution) of shares to redemption value		6,169		89,162		2,852		8,232		(164)	(227,508)	121,257		(106,251)

Balance at September 30, 2013	551	$455,473	7,801	$6,448,538	300	$376,595	1,000	$1,087,017	1,000	$999,836	$	$	$

	Redeemable Common Shares				Redeemable Preferred Shares						Shareholders’ Equity
					Institutional Preferred		Institutional Preferred		Institutional Preferred
	Class A		Class B		2010-Series		2012-Series		2013-Series			Other Accumulated
	Number of		Number of		Number of		Number of		Number of		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2011	596	$409,211	7,827	$5,378,383	300	$342,464
Net income											$811,441			$811,441
Other comprehensive income, net												$117,070		117,070
Dividends declared											(227,298)			(227,298)
Redeemable Shares issued			32	22,575			1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(7)	(4,898)	(139)	(96,383)
Accretion (dilution) of shares to redemption value		44,720		593,229		19,237		44,027			(584,143)	(117,070)		(701,213)

Balance at September 30, 2012	575	$439,214	7,734	$5,907,623	300	$361,701	1,000	$1,044,027		$	$	$	$

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable shares	$589,047	$811,441
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	282,247	212,322
Loss on disposal of property	56,495
Realized gain on investments, net		(39,545)
Deferred compensation	372,130	214,613
Effects of changes in operating assets and liabilities:
Accrued investment income	(3,869)	18,658
Accounts receivable	(339,457)	(87,006)
Unbilled accounts receivable	(22,170,290)	(5,303,361)
Deferred acquisition costs	(1,429,052)	(286,090)
Other assets	(157,351)	(17,009)
Claims payable	156,975	41,242
Unearned premium revenue	22,582,901	5,633,358
Other payables and accruals	862,751	(105,021)

Net cash provided by operating activities	802,527	1,093,602

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(3,570,750)	(883,734)
Sales and maturities of investments	1,084,496	1,066,833
Investment, other	(5,000)	(40,000)
Acquisition of property and equipment	(441,418)	(61,333)

Net cash (provided by) used in investing activities	(2,932,672)	81,766

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(34,200)	(90,000)
Payments on capital lease	(101,104)	(80,497)
Repurchase of redeemable shares	(74,501)	(100,981)
Redeemable shares issued	1,096,959	1,022,575
Dividends paid	(361,539)	(243,621)

Net cash provided by financing activities	525,615	507,476

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,604,530)	1,682,844

CASH AND CASH EQUIVALENTS—Beginning of period	8,530,758	6,976,358

CASH AND CASH EQUIVALENTS—End of period	$6,926,228	$8,659,202

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$42,200	$34,400
Cash paid for income taxes	490,000	635,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$180,228	$71,609
Class A redeemable common shares exchanged for Class B redeemable common shares	5,672	9,819
Capital lease obligation	93,173
Redeemable common shares issued in lieu of cash payment of deferred compensation	11,120
Purchased property and equipment (included in other payables and accruals)	13,352

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF September 30, 2013 (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and Subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2012 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 20, 2013. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $42,375,000 and $19,792,000 at September 30, 2013 and December 31, 2012, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $40,766,000 and $18,596,000 at September 30, 2013 and December 31, 2012, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,609,000 and $1,196,000 at September 30, 2013 and December 31, 2012, respectively. Management has determined that as of September 30, 2013 and December 31, 2012, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, reimbursement to the Company’s participating providers for covered dental services under the dental HMO and in-network PPO are subject to a 10% withhold. The amounts withheld are not retained in a separate fund, and the Company has no obligation to pay any portion of the amounts withheld to the providers. At the end of each year, the Board of Directors determines, in its sole discretion, how much, if any, of the provider withhold is to be paid out to participating providers. Provider withhold payments authorized by the Board during the fiscal year are recorded as an increase to healthcare services expense.

Investments—The Company invests in certificates of deposit, investment grade corporate bonds and money market funds. The Company classifies all investments as available-for-sale. The Company engages a fixed income portfolio manager to manage the Company’s investment grade corporate bonds, under the Company’s direction, in order to maximize investment returns. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company recognizes gains and losses when these securities have other than temporary impairment, mature or are sold using the specific identification method.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $280,000 at September 30, 2013 and December 31, 2012. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying condensed consolidated balance sheets.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $744,000 and $853,000 and amortized approximately $969,000 and $883,000 of these capitalized costs for the three months ended September 30, 2013 and 2012, respectively. The Company capitalized deferred acquisition costs of approximately $4,307,000 and $2,977,000 and amortized approximately $2,878,000 and $2,691,000 of these capitalized costs for the nine months ended September 30, 2013 and 2012, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $5,000 and $35,000 for the three months ended September 30, 2013 and 2012, respectively. Dental insurance premium assumed was approximately $35,000 and $162,000 for the nine months ended September 30, 2013 and 2012, respectively. The healthcare services expense assumed was approximately $10,000 and $41,000 for the three months ended September 30, 2013 and 2012, respectively. The healthcare services expense assumed was approximately $25,000 and $154,000 for the nine months ended September 30, 2013 and 2012, respectively. The Company had approximately $14,000 of reinsurance premium receivable at September 30, 2013 and December 31, 2012 and approximately $3,000 and $9,000 of reinsurance claims payable at September 30, 2013 and December 31, 2012, respectively.

New Accounting Standards— In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. There were no material reclassifications out of AOCI for the three and nine months ended September 30, 2013. The Company had net realized gains of approximately $40,000 with a tax expense of approximately $14,000 that were reclassified out of AOCI to earnings for the three and nine months ended September 30, 2012.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,250,000 and $1,200,000 as of September 30, 2013 and December 31, 2012, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $55,000 and $93,000 as of September 30, 2013 and December 31, 2012, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $5,343,000 and $2,871,000 as of September 30, 2013 and December 31, 2012, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

At September 30, 2013, the Company has ninety-nine investment grade corporate bonds, which consist of eighty-one different securities each with a credit rating of A- or better and eighteen securities that had a credit rating of between BBB+ and BBB-. The weighted average yield-to-cost of the Company’s investment grade corporate bonds was approximately 3.06% at September 30, 2013. The weighted average maturity of the Company’s investment grade corporate bonds was 6.04 years at September 30, 2013. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were no material realized gains or losses for the three and nine months ended September 30, 2013. There were approximately $40,000 of realized gains for the three and nine months ended September 30, 2012.

At September 30, 2013 and December 31, 2012, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
September 30, 2013	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$200,000	$201,902	3.0%
Greater than 1 year (Six certificates of deposit and ninety-nine corporate bonds)	6,393,305	6,449,862	97.0%

Total	$6,593,305	$6,651,764	100.0%

	Available-for-Sale
December 31, 2012	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$300,000	$300,986	7.0%
Greater than 1 year (Six certificates of deposit and forty-four corporate bonds)	3,771,437	4,022,368	93.0%

Total	$4,071,437	$4,323,354	100.0%

Investments classified at September 30, 2013 and December 31, 2012 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
September 30, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$54,694			$54,694
Certificates of deposit, short term	200,000	$1,902		201,902
Certificates of deposit, fixed maturities	1,050,000	9,711	$(2,702)	1,057,009
Corporate bonds, fixed maturities	5,343,305	104,416	(54,868)	5,392,853

Total investments	$6,647,999	$116,029	$(57,570)	$6,706,458

	Available-for-Sale
December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$93,356			$93,356
Certificates of deposit, short term	300,000	$986		300,986
Certificates of deposit, fixed maturities	900,000	13,987		913,987
Corporate bonds, fixed maturities	2,871,437	238,351	$(1,407)	3,108,381

Total investments	$4,164,793	$253,324	$(1,407)	$4,416,710

Unrealized losses on investments at September 30, 2013 and December 31, 2012 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the three and nine months ended September 30, 2013 and 2012. The Company had no investments in a continuous unrealized loss position for greater than one year as of September 30, 2013 or December 31, 2012.

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

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $13,000 and $20,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2013 and 2012, respectively. The Company recorded expense of approximately $51,000 and $67,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2013 and 2012, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

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

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $74,000 and $50,000 related to deferred share awards and the change in the value of phantom shares for the three months ended September 30, 2013 and 2012, respectively. The Company recorded deferred compensation expense of approximately $359,000 and $152,000 related to deferred share awards and the change in the value of phantom shares for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there is approximately $493,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

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

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the nine months ended September 30, 2013 and 2012 were $957 and $741, respectively. At September 30, 2013 and December 31, 2012, the deferred compensation liability was approximately $1,974,000 and $1,613,000, respectively.

The following is a summary of activity of non-vested awards for the nine months ended September 30, 2013 and 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2013			535.8	$746
Granted	252.0	$885	203.0	1,046
Converted to Shares	(14.0)	885
Forfeited			(21.0)	871

Non-vested awards at September 30, 2013	238.0	$885	717.8	$827

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2012			148.4	$788
Granted	165.0	$723	220.0	753
Forfeited	(13.0)	723

Non-vested awards at September 30, 2012	152.0	$723	368.4	$767

The following is a summary of activity of vested awards for the nine months ended September 30, 2013 and 2012:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2013	876.0	$815	339.7	$840
Share based dividend	34.5	828	13.4	828
Vested during the year	14.0	794
Redeemed vested awards	(103.8)	794
Converted to Redeemable Common Shares	(14.0)	794

Vested awards at September 30, 2013	806.7	$787	353.1	$816

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2012	908.0	$702	256.6	$710
Share based dividend	26.7	715	7.5	715
Vested during the year
Redeemed vested awards	(58.7)	682

Vested awards at September 30, 2012	876.0	$692	264.1	$703

5.	SEGMENT INFORMATION

The Company manages its business with four segments: fully-insured dental HMO/IND, fully-insured dental PPO, self-insured dental and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other consists of revenue associated with the Company’s dental indemnity, dental PPO, and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business. The segment information aggregates products with similar economic characteristics. These characteristics include the nature of employer groups, pricing, benefits and underwriting requirements.

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $4,376,000 and $4,265,000 for the three months ended September 30, 2013 and 2012, respectively. The Company’s gross profit was approximately $12,944,000 and $11,525,000 for the nine months ended September 30, 2013 and 2012, respectively.

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2013 and 2012 (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2013			September 30, 2012
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$11,685	$9,128	$2,557	$10,952	$8,204	$2,748
Fully-insured dental PPO	3,413	2,735	678	2,862	2,350	512
Self-insured dental	7,367	6,375	992	6,426	5,537	889
Corporate, all other	149		149	116		116

Total	$22,614	$18,238	4,376	$20,356	$16,091	4,265

Investment income			43			34
Realized gains on investments, net						40
Other income			13			18
Insurance expense			4,244			3,369

Income (loss) before income tax			$188			$988

Total assets-corporate			$62,379

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$34,941	$26,943	$7,998	$32,793	$25,485	$7,308
Fully-insured dental PPO	9,932	8,148	1,784	8,420	7,113	1,307
Self-insured dental	19,575	16,843	2,732	18,197	15,654	2,543
Corporate, all other	430		430	367		367

Total	$64,878	$51,934	12,944	$59,777	$48,252	11,525

Investment income			116			98
Realized gains on investments, net						40
Other income			46			51
Insurance expense			12,197			10,435

Income before income tax			$909			$1,279

Total assets-corporate			$62,379

Inter-segment revenues were not significant for the three and nine months ended September 30, 2013 and 2012.

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended September 30, 2013 was approximately $66,000 with an effective tax rate of 35.3%. The income tax expense for the three months ended September 30, 2012 was approximately $366,000 with an effective tax rate of 37.1%. The income tax expense for the nine months ended September 30, 2013 was approximately $320,000 with an effective tax rate of 35.2%. The income tax expense for the nine months ended September 30, 2012 was approximately $468,000 with an effective tax rate of 36.6%. Tax years subsequent to 2009 remain open to examination by the Internal Revenue Service (“IRS”), and 2008 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	DEBT

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.13% and 2.02% at September 30, 2013 and December 31, 2012, respectively. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for the three or nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2014.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the three or nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2014. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2013. At September 30, 2013 and December 31, 2012, there was no amount outstanding on the irrevocable letter of credit obligation.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013				December 31, 2012
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$1,057	$1,057			$914	$914
Investment grade corporate bonds			5,393	5,393			3,108	3,108
Short-term investments
Money market fund		$55		55		$93		93
Federally-Insured certificates of deposit			202	202			301	301
Deferred compensation investments (a)
Equity mutual fund investments		380		380		313		313
State guarantee fund deposits (b)
Government securities		230		230		230		230
Federally-Insured certificates of deposit			50	50			50	50

Total		$665	$6,702	$7,367		$636	$4,373	$5,009

Liabilities
Interest rate swap (c)			$34	$34			$41	$41

Total	$		$34	$34	$		$41	$41

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

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

As of September 30, 2013 and December 31, 2012, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. As of September 30, 2013 and December 31, 2012, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of September 30, 2013, we had approximately 315,700 members in our dental and vision benefit programs with approximately 2,700 dentists participating in our dental HMO network and approximately 3,000 dentists participating in our dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members have access to approximately 2,300 additional dentists in Ohio, Kentucky and Indiana and approximately 39,900 additional dentists throughout the United States.

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

Highlights

•

We had net income of approximately $589,000 for the nine months ended September 30, 2013 (the “2013 period”) compared to net income of approximately $811,000 for the nine months ended September 30, 2012 (the “2012 period”). The decrease of net income was primarily the result of an increase in insurance expense of $1,762,000 in the 2013 period compared to the 2012 period. This decrease in net income was offset by an increase in gross profit (total premium revenue less healthcare services expense) of approximately $1,419,000 in the 2013 period compared to the 2012 period that was primarily the result of higher fully insured membership and higher premium rates in the 2013 period.

•

To date in 2013, our dental and vision product membership increased by approximately 15,900 members to approximately 315,700 members at September 30, 2013. This membership increase from December 31, 2012 is due to an increase in fully-insured dental HMO/IND membership of approximately 3,600 members, an increase in fully-insured dental PPO membership of approximately 5,100 members, an increase in self-insured membership of approximately 4,000 members, and an increase in corporate, all other membership of approximately 3,200 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 80.7% in the nine months ended September 30, 2012 to 80.0% in the nine months ended September 30, 2013. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

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

Comparison of Results of Operations

The following is a discussion of our results of operations for the quarter ended September 30, 2013 (the “2013 quarter”, the quarter ended September 30, 2012 (the “2012 quarter”), the 2013 period and the 2012 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	September 30, 2013	September 30, 2012	Change
Membership:
Fully-insured dental HMO/IND	152,200	148,300	2.6%
Fully-insured dental PPO	48,500	41,400	17.1%
Self-insured dental	88,300	84,400	4.6%
Corporate, all other	26,700	22,400	19.2%

Total membership	315,700	296,500	6.5%

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012	Change
Premium revenue:
Fully-insured dental HMO/IND	$11,685	$10,952	6.7%
Fully-insured dental PPO	3,413	2,862	19.3%
Self-insured dental	7,367	6,426	14.6%
Corporate, all other	149	116	28.4%

Total premium revenue	22,614	20,356	11.1%

Investment income	43	34	26.5%

Realized gains on investments, net		40	*

Other income	13	18	(27.8%)

Total revenue	22,670	20,448	10.9%

Healthcare services expense:
Fully-insured dental HMO/IND	9,128	8,204	11.3%
Fully-insured dental PPO	2,735	2,350	16.4%
Self-insured dental	6,375	5,537	15.1%
Corporate, all other			*

Total healthcare service expense	18,238	16,091	13.3%

Insurance expense	4,244	3,369	26.0%

Income tax expense	67	367	*

Net Income	$121	$621	(80.5%)

*	not meaningful

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	Change
Premium revenue:
Fully-insured dental HMO/IND	$34,941	$32,793	6.6%
Fully-insured dental PPO	9,932	8,420	18.0%
Self-insured dental	19,575	18,197	7.6%
Corporate, all other	430	367	17.2%

Total premium revenue	64,878	59,777	8.5%

Investment income	116	98	18.4%

Realized gains on investments, net		40	*

Other income	46	51	(9.8%)

Total revenue	65,040	59,966	8.5%

Healthcare services expense:
Fully-insured dental HMO/IND	26,943	25,485	5.7%
Fully-insured dental PPO	8,148	7,113	14.6%
Self-insured dental	16,843	15,654	7.6%
Corporate, all other			*

Total healthcare service expense	51,934	48,252	7.6%

Insurance expense	12,197	10,435	16.9%

Income tax expense	320	468	(31.6%)

Net Income	$589	$811	(27.4%)

*	not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $2,148,000 in the 2013 period compared to the 2012 period, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 3.3%, from $24.64 PMPM in the 2012 period to $25.44 PMPM in the 2013 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $1,512,000 in the 2013 period compared to the 2012 period, and fully-insured dental PPO premium on a PMPM basis increased by 4.1%, from $22.75 PMPM in the 2012 period to $23.68 PMPM in the 2013 period due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense increased by $1,458,000 in the 2013 period compared to the 2012 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.5% from $19.15 PMPM in the 2012 period to $19.62 in the 2013 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $813,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $645,000. This increase is primarily the result of higher healthcare services utilization in the 2013 period compared to the 2012 period of approximately $250,000 and an increase attributable to a 1.5% dental HMO fee schedule increase of $395,000 that was effective January 1, 2013.

Fully-insured dental PPO healthcare services expense increased by $1,035,000 in the 2013 period compared to the 2012 period, and fully-insured dental PPO healthcare services expense on a PMPM basis increased by 1.1%, from $19.22 PMPM in the 2012 period to $19.43 PMPM in the 2013 period. The higher level of dental PPO healthcare services expense on a PMPM basis due to utilization resulted in an increase in healthcare services expense of $87,000. In addition, an increase in dental PPO healthcare services expense of $948,000 was due to an increase in membership volume in the 2013 period compared to the 2012 period.

Self-insured healthcare services expense increased by $1,189,000 in the 2013 period compared to the 2012 period, and self-insured healthcare services expense on a PMPM based increased by 2.7% from $20.65 PMPM in the 2012 period to $21.21 PMPM in the 2013 period. The higher level of self-insured healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $448,000. In addition, an increase in dental PPO healthcare services expense of $741,000 was due to an increase in membership volume in the 2013 period compared to the 2012 period.

Insurance expense increased by $1,762,000 in the 2013 period compared to the 2012 period. This insurance expense increase is primarily attributable to higher professional consulting fees, broker commission expense, and deferred compensation expense in the 2013 period compared to the 2012 period. Higher professional consulting fees are a result of new product development and operational process improvement projects. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.8% for the 2013 period compared to 17.4% for the 2012 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 3,900 members as of September 30, 2013 from September 30, 2012. This membership increase is primarily attributable to an increase of approximately 4,000 fully-insured dental HMO members offset by a decrease of approximately 100 fully-insured dental indemnity members. The increase in fully-insured dental HMO/IND membership is primarily the result of new sales of approximately 14,700 members, offset by the loss of approximately 10,700 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully insured dental PPO membership increased by approximately 7,100 members as of September 30, 2013 from September 30, 2012. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 11,500 members, offset by the loss of approximately 4,400 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 3,900 members as of September 30, 2013 from September 30, 2012. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 4,300 members as of September 30, 2013 from September 30, 2012. Our vision plan membership increased by approximately 4,600 members, and there was a decrease of approximately 300 dental indemnity members underwritten by a third party insurance carrier that shifted into the fully-insured HMO/IND segment at renewal.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2013 quarter increased by approximately $733,000 compared to the 2012 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $365,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2013 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $368,000.

Fully-insured dental HMO/IND premium revenue for the 2013 period increased by approximately $2,148,000 compared to the 2012 period. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $1,101,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2013 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $1,047,000. The fully-insured dental HMO/IND segment represents approximately 53.9% of our total dental business.

Fully-insured dental PPO premium revenue for the 2013 quarter increased by approximately $551,000 compared to the 2012 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $40,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2013 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $511,000.

Fully-insured dental PPO premium revenue for the 2013 period increased by approximately $1,512,000 compared to the 2012 period. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $390,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2013 period resulted in an increase in fully-insured dental PPO premiums of approximately $1,122,000. The fully-insured dental PPO segment represents approximately 15.3% of our total dental business.

Total self-insured dental revenue for the 2013 quarter increased approximately $941,000 compared to the 2012 quarter. Self-insured dental revenue increased by approximately $648,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2013 quarter resulted in an increase in new self-insured sales of approximately $293,000.

Total self-insured dental revenue for the 2013 period increased approximately $1,378,000 compared to the 2012 period. Self-insured dental revenue increased by approximately $517,000 due to an increase in the self-insured claim revenue on a PMPM basis as a result of higher dental service utilization. An increase in self-insured membership in the 2013 period resulted in an increase in new self-insured sales of approximately $861,000. The self-insured dental segment represents approximately 30.2% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2013 quarter increased approximately $934,000, or 15.3%, to approximately $7,050,000 in the 2013 quarter from approximately $6,116,000 in the 2012 quarter. Self-insured claim revenue increased by approximately $279,000 due to new self-insured sales. In addition, self-insured claim revenue increased approximately $655,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2013 quarter.

Self-insured claim revenue for the 2013 period increased approximately $1,356,000, or 7.9%, to approximately $18,619,000 in the 2013 period from approximately $17,263,000 in the 2012 period. Self-insured claim revenue increased by approximately $816,000 due to new self-insured sales. In addition, self-insured claim revenue increased approximately $540,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2013 period.

Self-Insured ASO Fees - Self-insured ASO fees for the 2013 quarter increased approximately $7,000, or 2.4%, to approximately $317,000 in the 2013 quarter from approximately $310,000 in the 2012 quarter. Self-insured ASO fees increased by approximately $14,000 due to the new self-insured product sales offset by a decrease of approximately $7,000 due to a decrease in average self-insured ASO fee rates for the 2013 quarter compared to the 2012 quarter.

Self-insured ASO fees for the 2013 period increased approximately $22,000, or 2.3%, to approximately $956,000 in the 2013 period from approximately $934,000 in the 2012 period. Self-insured ASO fees increased by approximately $44,000 due to the new self-insured product sales offset by a decrease of approximately $22,000 due to a decrease in average self-insured ASO fee rates for the 2013 period compared to the 2012 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $33,000 in the 2013 quarter compared to the 2012 quarter, and $63,000 in the 2013 period compared to the 2012 period. The corporate, all other segment represents approximately 0.6% of our total dental business.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense for the 2013 quarter increased approximately $924,000 compared to the 2012 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $276,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $648,000. This increase is primarily the result of higher healthcare services utilization in the 2013 quarter compared to the 2012 quarter of approximately $521,000 and an increase attributable to a 1.5% dental HMO fee schedule increase of $127,000 that was effective January 1, 2013.

Fully-insured dental HMO/IND healthcare services expense for the 2013 period increased approximately $1,458,000 compared to the 2012 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $813,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $645,000. This increase is primarily the result of higher healthcare services utilization in the 2013 period compared to the 2012 period of approximately $250,000 and an increase attributable to a 1.5% dental HMO fee schedule increase of $395,000 that was effective January 1, 2013.

Fully-insured dental PPO healthcare services expense for the 2013 quarter increased approximately $385,000 compared to the 2012 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $421,000 related to the increase in fully-insured dental PPO membership discussed above. This was offset by a decrease in fully-insured dental PPO healthcare services expense of approximately $36,000 resulting from a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis from $19.00 in the 2012 quarter to $18.76 in the 2013 quarter. This decrease is due to slightly lower healthcare services utilization in the 2013 quarter compared to the 2012 quarter.

Fully-insured dental PPO healthcare services expense for the 2013 period increased approximately $1,035,000 compared to the 2012 period. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $948,000 related to the increase in fully-insured dental PPO membership discussed above. An additional increase in fully-insured dental PPO healthcare services expense of approximately $87,000 resulting from an increase in fully-insured dental PPO healthcare services expense on a PMPM basis from $19.22 in the 2012 period to $19.43 in the 2013 period. This increase is due to higher healthcare services utilization in the 2013 period compared to the 2012 period.

Self-insured dental healthcare services expense for the 2013 quarter increased approximately $838,000 compared to the 2012 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $252,000. In addition, an increase of approximately $586,000 of self-insured dental healthcare services expense is the result of an increase in the self-insured healthcare services expense on a PMPM basis from $21.83 in the 2012 quarter to $24.04 in the 2013 quarter.

Self-insured dental healthcare services expense for the 2013 period increased approximately $1,189,000 compared to the 2012 period. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $741,000. In addition, an increase of approximately $448,000 of self-insured dental healthcare services expense is the result of an increase in the self-insured healthcare services expense on a PMPM basis from $20.65 in the 2012 period to $21.21 in the 2013 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2013 quarter increased approximately $875,000 compared to the 2012 quarter. Consolidated insurance expense for the 2013 period increased approximately $1,762,000 compared to the 2012 period. The higher consolidated insurance expense for the 2013 quarter and the 2013 period was primarily due to higher professional consulting fees, broker commission expense, and deferred compensation expense. Higher professional consulting fees are a result of new product development and operational process improvement projects. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 18.8% for the 2013 quarter compared to 16.5% for the 2012 quarter and 18.8% for the 2013 period compared to 17.4% for the 2012 period.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended September 30, 2013 was approximately $66,000 with an effective rate of 35.3%. The income tax expense for the three months ended September 30, 2012 was approximately $366,000 with an effective tax rate of 37.1%. The income tax expense for the nine months ended September 30, 2013 was approximately $320,000 with an effective tax rate of 35.2%. The income tax expense for the nine months ended September 30, 2012 was approximately $468,000 with an effective tax rate of 36.6%. Tax years subsequent to 2009 remain open to examination by the Internal Revenue Service (“IRS”), and 2008 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $1,605,000, or 18.8%, during the 2013 period to approximately $6,926,000 as of September 30, 2013 from approximately $8,531,000 as of December 31, 2012. The change in cash for the 2013 and 2012 periods is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Net cash provided by operating activities	$802	$1,094
Net cash provided by (used in) investing activities	(2,933)	82
Net cash provided by financing activities	526	507

(Decrease) Increase in cash and cash equivalents	$(1,605)	$1,683

Cash Flows from Operating Activities

In the 2013 period, approximately $802,000 was provided by operating activities. We had net income of approximately $589,000. This income is primarily the result of higher gross profit (total revenue less healthcare services expense) in the 2013 period compared to the 2012 period that was offset by higher insurance expense in the 2013 period compared to the 2012 period.

Unearned premium revenue and unbilled accounts receivable increased significantly with the renewal of the large block of fully-insured business as of January 1, 2013, with certain fully-insured groups renewing for two or three years. Due to increased claims activity and the timing of our payments, our claims payable liability increased by approximately $157,000. Other payables and accrued expenses increased by approximately $863,000, primarily due to an increase in accrued broker commissions of $969,000, which is mostly due to the increase of fully-insured business that renewed in January 2013. These cash balance increases were offset by an increase in deferred acquisition costs of approximately $1,429,000, an increase in accounts receivable of approximately $339,000. As disclosed in the condensed consolidated statements of cash flows, we paid $490,000 of federal income taxes in the 2013 period that related to our 2012 extension payment and 2013 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2012 period.

Cash Flows from Investing Activities

In the 2013 period, we invested approximately $441,000 in building improvements, furniture and fixtures and computer equipment, the majority of which was related to our corporate office expansion. During the 2013 period, we made purchases totaling approximately $3,571,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2013 period, we had certificate of deposit maturities and institutional money market sales that together totaled approximately $1,084,000.

Cash Flows from Financing Activities

In the 2013 period, we made scheduled principal payments of approximately $34,000 related to our office building mortgage and scheduled payments of approximately $101,000 related to our capital leases. During the 2013 period, we repurchased previously redeemed Common Shares with a value of approximately $75,000 and issued Redeemable Common Shares to participating dentists with a value of approximately $97,000. In January 2013, we sold 1,000 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000, to a large Ohio-based insurance company. We also paid dividends of approximately $270,000 to holders of our Redeemable Common Shares and approximately $92,000 to holders of our Redeemable Institutional Preferred Shares in the 2013 period.

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

In the 2013 and 2012 periods, no withhold return to participating providers was authorized by the Board of Directors.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2012 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2013.

Financial Condition

Our consolidated cash and short-term investments were approximately $7.2 million as of September 30, 2013 and approximately $8.9 million as of December 31, 2012. The decrease in cash and short-term investments was primarily due to the cash used in investing activities of approximately $2,933,000. This use of cash was primarily the result of our election to invest an additional $2.8 million in investment grade corporate bonds. This use of cash was offset by cash provided by operating activities of approximately $803,000 and cash provided by financing activities of approximately $526,000. We expect to generate positive cash flow from operations during the balance of 2013. Based on total expenses for the nine months ended September 30, 2013, we estimate that we had approximately 30 days of cash and short-term investments on hand at September 30, 2013. In addition, the Company has access to approximately $6.4 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.13% and 2.02% at September 30, 2013 and December 31, 2012, respectively. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2013 period or the 2012 period. As of September 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2014.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2013 period or the 2012 period. At September 30, 2013 and December 31, 2012, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2014. In addition, the Company obtained an irrevocable letter of credit for $40,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2013. At September 30, 2013 and December 31, 2012, there was no amount outstanding on the irrevocable letter of credit obligation.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at September 30, 2013 and December 31, 2012, respectively.

We believe our premium revenues, cash, investments and working capital lines of credit are sufficient to meet our short-term and long-term liquidity needs. In the short-term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our capital and operating leases and other commitments, including payment of certain director’s deferred compensation obligations. In the long-term, we will continue to be obligated to make payments related to our other contractual obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares of our provider shareholders who die, become permanently disabled or retire and make future payments to key employees and directors related to their deferred compensation obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Institutional Preferred Shares upon redemption request. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares and Redeemable Institutional Preferred Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and capital expenditures in the next twelve months.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio. We invest in certificates of deposits, investment grade corporate bonds and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We typically do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors. As of September 30, 2013, we had approximately $4,310,000 or 80% of the total fair value of investment grade corporate bonds with a Standard & Poor’s rating of A- or better. The remaining investment grade corporate bonds had a fair value of approximately $1,083,000 with a Standard & Poor’s rating between BBB+ and BBB+. The weighted average yield-to-cost of our investment grade corporate bonds was approximately 3.06% at September 30, 2013. The weighted average maturity of our investment grade corporate bonds was 6.04 years at September 30, 2013.

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

Critical Accounting Policies

Deferred Acquisition Costs

Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs and other costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2013 period for the claims trend factor used to estimate incurred claims for September 30, 2013 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of September 30, 2013 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)
		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		9/30/2013	In Factor		9/30/2013
(0.5)%		2,481,010	(5)%		2,116,425
0%	(estimate used)	2,292,985	0%	(estimate used)	2,292,985
0.5%		2,146,234	5%		2,469,545

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for months prior to the most recent month.
(b)	Reflects estimated potential changes in incurred claims payable liability caused by annualized claims trend used for the estimation of the PMPM incurred claims for the most recent month.

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

In 2013, our first quarter healthcare services expense on a PMPM basis was lower than the first quarter of 2012. This decrease was primarily due to a lower level of self-insured healthcare services expense on a PMPM basis, offset by a slight increase in fully-insured dental HMO/IND and fully-insured dental PPO healthcare services expense on a PMPM basis. In the second quarter of 2013, our healthcare services expense on a PMPM basis was slightly higher than the second quarter of 2012. This increase in healthcare services expense on a PMPM basis was the result of higher dental services utilization in the 2013 quarter. In the third quarter of 2013, our healthcare services expense on a PMPM basis was higher than that in the third quarter of 2012 as a result of higher dental services utilization in the third quarter of 2013.

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

	Healthcare Service Expense
	2013		2012
	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,954	$19.78	$16,240	$19.83
Second Quarter	16,742	19.46	15,920	19.43
Third Quarter	18,238	20.98	16,092	19.61
Fourth Quarter			15,484	18.72

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

At September 30, 2013 and December 31, 2012, respectively, our investment portfolio consisted of approximately $55,000 and $93,000 of institutional money market funds. Our portfolio also included approximately $5,393,000 and $3,108,000 of investment grade corporate bonds and approximately $1,259,000 and $1,215,000 of investments in FDIC-insured bank certificates of deposits at September 30, 2013 and December 31, 2012, respectively. In 2013, we instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At September 30, 2013, our portfolio included approximately $2,875,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $255,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $242,000 increase in fair value. The investment grade corporate bonds and certificates of deposits are all classified as available-for-sale.

At September 30, 2013 and December 31, 2012, we had a mortgage note with a bank with an outstanding principal balance of $1,306,000 and $1,340,000, respectively, with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 2 Class A Redeemable Common Shares and 34 Class B Redeemable Common Shares during the three months ended September 30, 2013 as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2013	0		12	(a)	$811.19	0	N/A
August 1 – August 31, 2013	1	(a)	11	(a)	$814.20	0	N/A
September 1 – September 30, 2013	1	(a)	11	(a)	$787.13	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

November 14, 2013	By:	/s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

November 14, 2013	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language).