Form 10-K
period 2013-12-31
DCP Holding CO
filed 2014-03-20
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐     Accelerated filer    ☐    Non-accelerated filer    ☒    Smaller reporting Company    ☐

(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2013, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $6.9 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2013, the number of Class A and Class B Redeemable Common Shares outstanding was 553 and 7,835, respectively.

The number of Class A and Class B Redeemable Common Shares, without par value, outstanding as of March 7, 2014 was 542 and 7,766, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2014, into Part III, Items 10, 11, 12, 13 and 14

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2013, we had approximately 292,000 members in our dental benefits plans and approximately 27,200 members in our vision benefit plans. We market our products through a network of independent brokers.

We had 2,686 dentists participating in our dental HMO network and 2,915 dentists participating in our dental PPO network at December 31, 2013. The Company has a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,400 additional dentists in our operating territories and approximately 40,600 additional dentists throughout the United States.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by 546 dentists who participate in our Dental Care Plus plans.

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

Managed Dental Benefits Market

The following table shows the estimated 2012 and 2011 dental enrollment statistics for the United States:

	Estimated 2012 Enrollment	% of Total	Estimated 2011 Enrollment	% of Total	% Change 2011 to 2012
Dental HMO	12,355,672	8.0%	12,398,000	8.4%	-0.3%
Dental PPO	120,747,901	78.4%	113,777,235	77.2%	6.1%
Dental Indemnity	11,288,103	7.3%	13,307,506	9.0%	-15.2%
Discount Dental	9,001,155	5.8%	7,321,471	5.0%	22.9%
Direct Reimbursement	599,292	0.4%	604,873	0.4%	-0.9%

Total Commercial Dental	153,992,123	100.0%	147,409,085	100.0%	4.5%
Medicaid / SCHIP	29,349,567		25,284,823		16.1%
Other Public	3,920,050		3,572,471		9.7%

Estimated Total Dental	187,261,740		176,266,379		6.2%

Source:	NADP & Delta Dental Association Joint Dental Benefits Report, September 2013 and August 2012

According to the National Association of Dental Plans (“NADP”), in 2012 approximately 187.3 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 60% of the U.S. population. This enrollment level represents an increase of approximately 6.2% from the estimated 2011 enrollment level of 176.3 million persons. This enrollment increase is primarily due to a 4.5% increase in commercial dental enrollment in 2012 resulting from increases in both the dental PPO and discount dental product categories. Dental PPO product enrollment as a percentage of total commercial enrollment has increased to 78.4% of total commercial enrollment in 2012.

The following table shows the estimated 2012 and 2011 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we have group dental business:

	Ohio
	Estimated 2012 Enrollment	% of Total	Estimated 2011 Enrollment	% of Total	% Change 2011 to 2012
Dental HMO	300,259	4.7%	154,034	2.6%	94.9%
Dental PPO	4,456,258	70.0%	4,140,492	70.4%	7.6%
Dental Indemnity	161,002	2.5%	214,826	3.7%	-25.1%
Discount Dental	128,003	2.0%	81,921	1.4%	56.3%
Direct Reimbursement	11,274	0.2%	14,092	0.2%	-20.0%
Medicaid / SCHIP	692,577	10.9%	665,196	11.3%	4.1%
Other Public	616,773	9.7%	610,480	10.4%	1.0%

Total Dental	6,366,146	100.0%	5,881,041	100.0%	8.2%

	Kentucky
	Estimated 2012 Enrollment	% of Total	Estimated 2011 Enrollment	% of Total	% Change 2011 to 2012
Dental HMO	47,831	1.7%	38,770	2.0%	23.4%
Dental PPO	1,440,155	51.0%	1,332,503	69.9%	8.1%
Dental Indemnity	136,700	4.8%	140,351	7.4%	-2.6%
Discount Dental	31,713	1.1%	21,219	1.1%	49.5%
Direct Reimbursement	5,421	0.2%	6,776	0.4%	-20.0%
Medicaid / SCHIP	595,548	21.1%	130,091	6.8%	357.8%
Other Public	566,896	20.1%	235,661	12.4%	140.6%

Total Dental	2,824,264	100.0%	1,905,371	100.0%	48.2%

Source:	NADP & Delta Dental Association Joint Dental Benefits Reports dated November 2011 and August 2012

According to the NADP, total dental HMO enrollment in Ohio increased 94.9% in 2012 compared to 2011, whereas dental HMO enrollment in the United States decreased by approximately 0.3%. Total dental PPO enrollment in Ohio increased by 7.6% in 2012 compared to 2011, compared to the national dental PPO increase of 6.1%. In Ohio, total dental indemnity enrollment decreased by 25.1%, whereas national dental indemnity enrollment decreased by approximately 15.2%. Total discount dental enrollment in Ohio increased by 56.3%, whereas total discount dental enrollment in the United States increased less, by 22.9%. Total direct reimbursement dental enrollment in Ohio and national direct reimbursement remained consistent between 2011 and 2012. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio increased by 4.1% in 2012 compared to 2011, compared to the national Medicaid / SCHIP dental enrollment increase of 16.1%. Other publicly funded dental enrollment in Ohio increased by 1.0% in 2012 compared to 2011, compared to the national other publicly funded dental enrollment increase of 9.7%.

Total dental HMO enrollment in Kentucky increased 23.4% in 2012 compared to 2011, while dental HMO enrollment in the United States decreased by approximately 0.3%. Total dental PPO enrollment in Kentucky increased by 8.1% in 2012 compared to 2011, which represents a larger percentage increase than the national dental PPO increase of 6.1%. In Kentucky, total dental indemnity enrollment decreased by 2.6%, compared to a decrease in national dental indemnity enrollment of 15.2%. Total discount dental enrollment in Kentucky increased by 49.5%, whereas total discount dental enrollment in the United States increased by only 22.9%. Total direct reimbursement dental enrollment in Kentucky and national direct reimbursement remained constant between 2011 and 2012. Medicaid / SCHIP dental enrollment in Kentucky increased by 357.8% in 2012 compared to 2011, compared to the national Medicaid / SCHIP dental enrollment increase of 16.1%. Other publicly funded dental enrollment in Kentucky increased by 140.6% in 2012 compared to 2011, compared to the national publicly funded dental enrollment increase of 9.7%.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2013	Membership	Premiums (000’s)		Other Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	153,000	$46,655				$46,655	54.0%
Fully-Insured Dental PPO	50,600	13,495				13,495	15.6%
Self-Insured Dental	88,400	24,358	(1)	$1,283	(2)	25,641	29.7%
Other Products	27,200	—		572	(3)	572	0.7%

Total	319,200	$84,508		$1,855		$86,363	100.00%

2012	Membership	Premiums (000’s)		Other Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	148,500	$43,844				$43,844	54.7%
Fully-Insured Dental PPO	43,400	11,429				11,429	14.3%
Self-Insured Dental	84,400	23,131	(1)	$1,249	(2)	24,380	30.4%
Other Products	23,500	—		500	(3)	500	0.6%

Total	299,800	$78,404		$1,749		$80,153	100.00%

2011	Membership	Premiums (000’s)		Other Fees (000’s)		Total Premium Revenue (000’s)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	146,600	$42,527				$42,527	55.8%
Fully-Insured Dental PPO	38,400	9,557				9,557	12.5%
Self-Insured Dental	82,900	22,442	(1)	$1,208	(2)	23,650	31.0%
Other Products	22,800	—		493	(3)	493	0.6%

Total	290,700	$74,526		$1,701		$76,227	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.

(2)

Self-insured ASO fees are the administrative fees we charge to self-insured employers to manage their provider network and to process and pay claims. ASO fees are recognized as revenue when they are earned.

(3)	Other product fees are marketing and administrative fees we charge to third party insurance carriers that underwrite our vision benefit plan and one of our dental indemnity benefit plans.

Our dental enrollment increased 5.6% in 2013 compared to 2012 and increased by 3.1% in 2012 compared to 2011.

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 69.6% of our total revenues for 2013. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth.

We currently market our dental products to employers in Ohio, Kentucky and Indiana. In general, our other, non-HMO products are offered in all counties in Ohio, Kentucky and Indiana. We have not, however, offered our PPO product in the eight county area Dental Care Plus has been serving since 1986. This area, which we refer to as our original eight county service area, includes Butler, Clermont, Hamilton and Warren counties in Ohio, and

Boone, Campbell, Kenton and Pendleton counties in Kentucky. Our products maybe offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

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

Dental Care Plus- Under our dental HMO, premiums are paid to Dental Care Plus by the employer, and members receive access to our HMO network. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO; however, it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. For the year ended December 31, 2013, fully-insured dental HMO premiums totaled approximately $45.3 million, or 52.5% of our total premiums and ASO fees.

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Members are responsible for paying standard deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2013, approximately 91% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2013, fully-insured dental indemnity premiums totaled approximately $1.3 million, or 1.5% of our total premiums and ASO fees.

Fully-Insured Dental PPO

Our fully-insured dental PPO product segment includes our DentaSelect dental PPO product.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten by Dental Care Plus and has been administered by Dental Care Plus and by an independent third party administrator (“TPA”). DentaSelect members have access to our proprietary PPO network and the national dentist network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member, through premium contributions, co-payments, annual deductibles and balance billings. Employers and their participating employees typically share the cost of premiums in various contribution proportions. For the year ended December 31, 2013, fully-insured dental PPO premiums totaled approximately $13.5 million, or 15.6% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network dentists based on a maximum allowed fee schedule. The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee, generally to “self-insured” groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2013, self-insured revenue totaled approximately $25.6 million, or 29.7% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers collectively aggregated $572,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2013.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2011, our quarterly healthcare services expense was highest in the first quarter, slightly below average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. In 2012, our quarterly healthcare services expense was highest in the first quarter, slightly above average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. In 2013, our quarterly healthcare services expense was slightly below average in the first quarter, lower than average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2013		2012		2011
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM
First Quarter	$16,954	$19.78	$16,240	$19.83	$16,190	$20.31
Second Quarter	16,742	19.46	15,920	19.43	15,184	19.11
Third Quarter	18,238	20.98	16,092	19.61	15,999	19.98
Fourth Quarter	15,828	18.15	15,484	18.72	14,978	18.65

Calendar Year	$67,762	19.59	$63,736	$19.39	$62,351	$19.51

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

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contracts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a fully-insured retention rate of approximately 95.7% in 2013, compared to retention rates of 95.0% and 94.2% in 2012 and 2011, respectively.

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

Information Technology- Our dental plan administration system allows us to easily adapt to benefit changes sought by employer groups. Our system also allows for increased efficiencies and cost savings in the functional areas of group marketing, enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, group billing, payment and automated cash application. With this system, we have a high percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, security, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

Dentist Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain dental networks comprised of dentists who have contracted with our subsidiaries. As of December 31, 2013, we had provider contracts with 2,686 dentists operating out of 5,653 dentist office locations in our dental HMO network. Of these participating dentist office locations, there are 3,407 in Ohio, 1,698 in Kentucky, 422 in Indiana, and 126 in other states. Of the 2,686 participating dentists, 546 are shareholders who each own one or more Class A or Class B voting redeemable common shares. As of December 31, 2013, we had provider contracts with 2,915 dentists operating out of 6,245 dentist office locations in our dental PPO network. Of these participating dentist office locations, there are 3,926 in Ohio, 1,715 in Kentucky, 447 in Indiana, and 157 in other states. We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific dentists to which their employees desire access.

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

Effective June 1, 2011, the Company entered into a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,400 additional dentists in our operating territories and approximately 40,600 additional dentists throughout the United States.

Employees

At December 31, 2013, we had 74 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Insurance Brokers and Consultants

Many of our employer group customers are represented by insurance brokers and consultants who assist these groups in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2013, approximately 58% of our business was generated by five independent brokers, one of which was responsible for generating approximately 27% of our total premium revenue.

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

The national dental network management company with which we have a network leasing agreement performs credentialing and re-credentialing of each of their participating dentists according to accepted industry standards.

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

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with medical and full-line ancillary carriers, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. Our primary competitors are Guardian, Met Life, Humana and Anthem. Other competitors include Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network dentists. These companies offer dental indemnity and dental PPO plans. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees, and members are not restricted to participating dentists. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

In 2013, our dental membership in Southwestern Ohio increased from approximately 204,700 members as of December 31, 2012 to approximately 212,100 members as of December 31, 2013. Dental membership in Northern Kentucky decreased slightly from approximately 24,400 members at December 31, 2012 to approximately 24,300 at December 31, 2013. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2013, we had 1,429 dentists in our provider networks which represent approximately 95% of the licensed dentists in Southwestern Ohio and Northern Kentucky.

We have approximately 39,100 total members in the Dayton and Springfield, Ohio market. As of December 31, 2013, we had approximately 32,600 dental PPO members and approximately 6,500 dental HMO/IND members in the Dayton and Springfield market. As of December 31, 2012, we had approximately 23,600 dental PPO members and approximately 8,100 dental HMO/IND members in the Dayton and Springfield market.

As of December 31, 2013, we had approximately 1,297 dentists in both our dental HMO and dental PPO provider networks which represent approximately 63% of the licensed dentists in Southern Kentucky. As of December 31, 2013, we had approximately 600 dental HMO members and approximately 16,200 dental PPO members in our Southern Kentucky market. As of December 31, 2012, we had approximately 800 dental HMO members and approximately 15,200 dental PPO members in our Southern Kentucky market. We continue building insurance broker relationships in Southern Kentucky and have been quoting on new employer groups in this market.

Customers

During 2013, approximately 10% of our total premium revenue was generated by four fully-insured employer groups. Also during 2013, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our customers signs a standard form contract, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form contracts for fully-insured customers—one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form contracts are for one year terms. Certain contracts extend for a two-year or three-year term. The employer group customers may terminate our fully-insured customer contracts by giving 30-days’ prior written notice, yet the fully-insured customer contracts are non-cancelable by the Company during the contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving 60-days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each term, and may only be increased at renewal.

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

Dental Care Plus is dually licensed as a life and health insurance company and a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky, and as a life and as a health insurance company and a dental HMO in Indiana. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

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

In addition to the levels of regulatory action described above, the regulatory authority may impose restrictions, reporting or other requirements on companies whenever the regulatory authority determines that the financial condition of the company warrants such action, notwithstanding the fact that the company meets the requirements of the Model Act. A regulatory authority may also seek an order of the courts placing the company in rehabilitation, liquidation or conservation whenever the regulatory authority determines that the company’s financial condition is hazardous, notwithstanding the fact that the company may be in compliance with the requirements of the Model Act.

Dental Care Plus’s statutory annual statements for the year ended December 31, 2013 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

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

Anthony A. Cook, MS, MBA, 63, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer since February 2001 of Dental Care Plus and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 54, Vice President—Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jodi M. Fronczek, 42, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the company since February 2010. Prior to that she was Director of Group Benefits and Product Development (2006—2010), Director of Claims/Member Services (1997—2006), and Claims Manager (1991—1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associate’s degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

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

The operations of our subsidiaries have concentrated premium revenue in the Southwestern and Central Ohio, Northern and Southern Kentucky markets, although our primary operations are in Southwestern Ohio. A prolonged regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental coverage on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

Our business is dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2013, approximately 10% of our total revenue was generated by four fully-insured employer groups and approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2013, approximately 58% of our business was generated by five independent brokers, one of which was responsible for generating approximately 27% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially. As a result, we could experience significant loss of premium revenues.

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

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2013, A.M. Best affirmed our B (Fair) rating. In June 2012, A.M. Best upgraded our rating from B- (Fair) to B (Fair). Prior to June 2012, Our B- (Fair) rating was annually affirmed in each year from 2006 through 2011. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

We operate in a highly competitive environment. We compete for employer groups principally on the basis of the size, location and quality of our provider networks, premium rates, benefits provided, quality of service and reputation. A number of these competitive elements are partially dependent upon and can be positively affected by financial resources available to a dental plan. Many other organizations with which we compete have substantially greater financial, and other, resources than we do. For example, our competitors include Delta Dental of Ohio, which has an A.M. Best rating of A (Excellent) and Delta Dental of Kentucky, which has an A.M. Best rating of A- (Excellent). We also compete with the dental divisions of the medical insurance carriers in our markets, such as Humana Dental Insurance Company, which has an A.M. Best rating of A- (Excellent) and Anthem Blue Cross Life and Health Insurance Company, which has an A.M. Best rating of A (Excellent). In addition, we compete with national insurance carriers such as Metropolitan Life Insurance Company and Guardian Life Insurance Company of America, which have A.M. Best ratings of A+ (Superior) and A++ (Superior), respectively. Given the higher ratings and financial strength of many of our competitors, we may encounter difficulty in increasing or maintaining our dental membership in the future.

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

Public Policy—It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company. On March 23, 2010, President Obama signed comprehensive healthcare reform, the Patient Protection and Affordable Care Act (“Affordable Care Act”) into law. Provisions of the Affordable Care Act will continue to become effective at various dates over the next several years. Also the provisions of this legislation may change over the course of the next one to four years as its various provisions are modified or implemented. Thus far, in the states in which we operate, the provisions of the Affordable Care Act have been inconsistently implemented which makes it difficult for a stand-alone dental plan to enroll and retain membership. In accordance with the provisions of the Affordable Care Act of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment will increase each year and is expected to be $14.3 billion in 2018. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. Additional changes in public policy could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position even if we correctly predict their occurrence. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees.

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

At the present time, the only eligible owners of our Class A common shares and Class B common shares are dentists, employees and members of the Board of Directors. As of January 2014, non-dentist individuals are eligible owners of our new Class C voting common shares (with a limitation on the number of Class C shares that may be outstanding at any time as a percentage of Class A and Class B shares). We are able to offer non-voting preferred shares to institutional investors, but there are a limited number of institutional investors that will invest their capital with the Company without voting shares or some other means to have formal influence over the direction of the Company. Given the restriction on eligible owners of our common shares, we may not be successful in raising new capital, which would result in our need to retain our earnings, and this may limit our ability to continue our consistent trend of premium growth.

As a result of the aging and retirements of our dentist shareholders, we anticipate requests to redeem an increasing number of common shares each year resulting in a reduction in the level or amount of the redeemable common shares on our consolidated balance sheet.

As of December 31, 2013, approximately 280 of our network dentist shareholders were 60 years old or older. Pursuant to the Company’s Amended and Restated Code of Regulations, retiring dentists have the right to require the Company to repurchase such dentist’s common shares on the term contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within thirteen months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital.

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

Holders

As of December 31, 2013, there were 546 holders of Class A Redeemable Common Shares and 582 holders of Class B Redeemable Common Shares.

Dividend Policy

On February 12, 2014, our Board of Directors declared a $35.77 per share dividend for all Class A and Class B redeemable common shareholders of record on February 12, 2014, paid on March 14, 2014. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

There were no sales of unregistered securities during the three months ended December 31, 2013.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of a Company redeemable common share was $894, $815, $687, $614, and $636 at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

Purchases of Equity Securities

We repurchased and retired 5 Class A Redeemable Common Shares and 154 Class B Redeemable Common Shares during the three months ended December 31, 2013, as follows:

Period	Total Class A shares purchased		Total Class B shares purchased		Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1—October 31, 2013	0		0		$0.00	0	N/A
November 1—November 30, 2013	3	(a)	44	(a)	$857.32	0	N/A
December 1—December 31, 2013	2		110		$885.96	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	(All amounts in thousands)
	2013	2012	2011	2010	2009
Premium revenue	$86,363	$80,153	$76,227	$75,515	$70,475
Investment income	164	128	111	115	99
Other income and realized gains, net	61	102	78	65	72
Net income (loss)	1,282	1,318	591	(89)	(289)
Total assets	56,903	37,338	38,277	44,481	34,537
Mortgage loan payable and capital lease obligations	1,674	1,451	999	1,223	1,020
Redeemable provider preferred shares	—	—	—	185	196
Redeemable institutional preferred shares	2,563	1,453	345	326	—
Cash dividends declared, common and preferred	392	244	16	17	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. As of December 31, 2013, we had approximately 319,200 members in our dental and vision benefit programs with approximately 2,686 dentists participating in our dental HMO provider network and approximately 2,915 dentists participating in our dental PPO provider network.

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

Historically, healthcare services expense has generally increased for both the fully-insured dental segment and the self-insured dental segment. We continue to review and adjust our provider fee schedules where appropriate. In 2013, insurance expenses increased by approximately 14.9% compared to 2012. In 2012, insurance expenses increased by approximately 11.4% compared to 2011. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for more closely managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings principally through technology improvements.

Highlights

•

We had net income of approximately $1,282,000 for the year ended December 31, 2013 compared to net income of approximately $1,318,000 for the year ended December 31, 2012. This slight decrease in net income is primarily the result of an increase in premium revenue of approximately $6,210,000, to $86,363,000 in 2013 from $80,153,000 in 2012, offset by an increase in healthcare services expense of approximately $4,026,000, to $67,762,000 in 2013 from $63,736,000 in 2012. This resulted in an increase in gross margin of approximately $2,184,000 which was offset by an increase in insurance expenses of $2,179,000, to $16,789,000 in 2013 from $14,610,000 in 2012. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 19.4% in 2013 from 18.2% in 2012.

•

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by 1.0%, to 78.5% in 2013 from 79.5% in 2012. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2013 compared to 2012 and improved underwriting practices. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 68.1% of our total dental business.

•

Our dental and vision products grew by approximately 19,000 members, or 6.5%, from 299,800 members at December 31, 2012 to 319,200 members at December 31, 2013. This membership increase from December 31, 2012 is due to an increase in fully-insured dental HMO/IND membership of approximately 4,400 members, an increase in fully-insured dental PPO membership of approximately 6,900 members, an increase in self-insured dental membership of approximately 4,000 members and an increase in corporate, all other membership of approximately 3,700 members.

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

Comparison of Results of Operations for 2013 and 2012

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012	Change
Membership:
Fully-insured dental HMO/IND	153,000	148,500	3.0%
Fully-insured dental PPO	50,600	43,400	16.6%
Self-insured dental	88,400	84,400	4.7%
Corporate, all other	27,200	23,500	15.7%

Total membership	319,200	299,800	6.5%

Premium revenue:
Fully-insured dental HMO /IND	$46,656	$43,844	6.4%
Fully-insured dental PPO	13,494	11,429	18.1%
Self-insured dental	25,641	24,380	5.2%
Corporate, all other	572	500	14.4%

Total premium revenue	86,363	80,153	7.7%

Investment income:
Corporate, All Other	164	128	28.1%

Other income and realized gains, net:
Corporate, All Other	61	102	(40.2%)

Total revenue	86,588	80,383	7.7%

Healthcare services expense:
Fully-insured dental HMO/IND	35,024	33,399	4.9%
Fully-insured dental PPO	10,695	9,363	14.2%
Self-insured dental	22,043	20,974	5.1%

Total healthcare services expense	67,762	63,736	6.3%

Insurance expense
Corporate, All Other	16,789	14,610	14.9%

Income tax expense
Corporate, All Other	755	720	*

*	Not meaningful

Summary

Net income was approximately $1,282,000 and $1,318,000 for 2013 and 2012, respectively. This slight decrease in net income is primarily the result of an increase in premium revenue of approximately $6,210,000, to $86,363,000 in 2013 from $80,153,000 in 2012, offset by an increase in healthcare services expense of approximately $4,026,000, to $67,762,000 in 2013 from $63,736,000 in 2012. This increase in gross margin of approximately $2,184,000 was offset by an increase in insurance expenses of $2,179,000, to $16,789,000 in 2013 from $14,610,000 in 2012. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 19.4% in 2013 from 18.2% in 2012.

Membership

Our fully-insured dental HMO/IND membership increased approximately 4,500 in 2013. This membership increase is primarily attributable to an increase of approximately 4,600 fully-insured dental HMO members, offset by a decrease of approximately 100 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP”). The increase in fully-insured dental HMO membership of 4,600 members is due to new sales in the Cincinnati and Northern Kentucky markets of approximately 14,600 members during 2013, offset by the loss of approximately 10,000 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A significant portion of the fully-insured dental HMO membership losses were the result of not renewing certain employer groups that did not accept the premium rate increases we proposed. In addition, some of these membership losses were due to corporate acquisitions where our employer group customers moved to the new parent company benefit plans.

Our fully-insured dental PPO membership increased by approximately 7,200 members in 2013. This membership increase is due to new sales in the Dayton and Columbus, Ohio markets and the Southern Kentucky market of approximately 11,800 members during 2013, offset by the loss of approximately 4,600 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets.

Our self-insured dental membership increased by approximately 4,000 members in 2013. This increase is partially due to the addition of new self-insured dental HMO and dental PPO employer groups in the Southwest Ohio and Northern Kentucky markets, and primarily due to an increase in membership of existing employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 3,700 members in 2013. The increase is primarily due to an increase of approximately 3,900 members in our vision plan, offset by a decrease of approximately 200 dental indemnity members that shifted into the fully-insured dental HMO/IND segment at renewal.

Revenue

	(Amounts in thousands)
	2013	2012	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$46,656	$43,844	$2,812	$1,352	$1,460

Fully-insured dental HMO/IND premium increased approximately $2,812,000 in 2013 compared to 2012. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $1,460,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured dental HMO/IND membership in 2013 resulted in an increase in fully-insured dental HMO/IND premiums of approximately $1,352,000. The fully-insured dental HMO/IND segment represented approximately 54.0% of our total dental business in 2013.

	(Amounts in thousands)
	2013	2012	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$13,494	$11,429	$2,065	$1,595	$470

Fully-insured dental PPO premium increased approximately $2,065,000 in 2013 compared to 2012. Fully-insured dental PPO premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $470,000 in fully-insured dental PPO premium revenue. An increase in fully-insured dental PPO membership in 2013 resulted in an increase in fully-insured dental PPO premiums of approximately $1,595,000. The fully-insured dental PPO segment represented approximately 15.6% of our total dental business in 2013.

	(Amounts in thousands)
	2013	2012	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$24,358	$23,131	$1,227	$1,103	$124
Self-Insured ASO Fees	1,283	1,249	$34	60	(26)

Total Self-Insured Revenue	$25,641	$24,380	$1,261	$1,163	$98

Total self-insured revenue increased approximately $1,261,000 in 2013 compared to 2012. Self-insured dental revenue increased by approximately $1,163,000 due to new self-insured sales. In addition, self-insured revenue increased by approximately $98,000 due to an increase in the self-insured claims revenue on a per member per month basis as a result of slightly higher dental service utilization, offset by a slight decrease in self-insured administrative fee rates on a per member per month basis. The self-insured dental segment represented approximately 29.7% of our total dental business in 2013. The self-insured segment revenue has two components:

Self-Insured Claim Revenue—Self-insured claim revenue increased approximately $1,227,000, or 5.3%, to $24,358,000 in 2013 from $23,131,000 in 2012. Self-insured claim revenue increased by approximately $1,103,000 due to new self-insured sales. Also, self-insured claim revenue increased by approximately $124,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of slightly higher dental service utilization.

Self-Insured ASO Fees—Self-insured ASO fees increased approximately $34,000, or 2.7%, to $1,283,000 in 2013 from $1,249,000 in 2012. Approximately $60,000 of this increase is attributable to the self-insured product sales. This increase was offset by a decrease of $26,000 due to a small decrease in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $72,000, or 14.4%, to $572,000 in 2013 from $500,000 in 2012.

Investment Income

Investment income increased approximately $36,000, or 28.1%, to $164,000 in 2013 from $128,000 in 2012. This increase is the result of the increased amount of funds that were invested in both medium duration investment grade corporate bonds and short duration investment grade corporate bonds with higher yields during 2013.

Other Income and Realized Gains on Investments, Net

Other income decreased approximately $41,000 or 40.2% to $61,000 in 2013 from $102,000 in 2012. This decrease is primarily the result of realized gains due to the sale of investments in 2012 that did not recur in 2013.

Healthcare Services Expenses

	(Amounts in thousands)
	2013	2012	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$35,024	$33,399	$1,625	$1,029	$596

Fully-insured dental HMO/IND healthcare services expense increased by $1,625,000, or 4.9%, to $35,024,000 in 2013 from $33,399,000 in 2012. This increase is attributable to an increase in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately $596,000, or 1.7%, in 2013 for both existing and new fully-insured dental HMO/IND membership. This increase in fully-insured dental HMO/IND healthcare services expense is also the result of an increase of approximately $1,029,000 due to an increase in fully-insured dental HMO/IND member months of 3.1% in 2013 compared to 2012.

	(Amounts in thousands)
	2013	2012	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$10,695	$9,363	$1,332	$1,307	$25

Fully-insured dental PPO healthcare services expense increased by $1,332,000, or 14.2%, to $10,695,000 in 2013 from $9,363,000 in 2012. This increase is attributable to an increase in fully-insured dental PPO healthcare services expense of approximately $1,307,000 due to an increase in fully-insured dental PPO member months of 14.0% in 2013 compared to 2012. This increase in fully-insured dental PPO healthcare services expense was also attributable to an increase of approximately $25,000 due to an increase in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 0.2% in 2013 for both existing and new fully-insured dental PPO membership.

	(Amounts in thousands)
	2013	2012	Total Dollar Change	Member Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$22,043	$20,974	$1,069	$1,000	$69

Self-insured healthcare services expense increased by approximately $1,069,000, or 5.1%, in 2013. An increase of 4.6% in self-insured member month volume in 2013 compared to 2012 resulted in an increase in self-insured healthcare services expense of approximately $1,000,000. Self-insured dental healthcare services expense increased by approximately $69,000 due to an increase in dental service utilization level by our self-insured members in 2013 compared to 2012.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $2,180,000 in 2013. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 19.4% for 2013, increasing 1.2% from the 2012 ratio of 18.2%. Salaries and wages increased by approximately $1,010,000 as a result of salary and wage increases in 2013, the addition of some incremental full-time positions and increased management bonuses in 2013 due to our profitability. Commissions expense increased approximately $301,000, or 8.8%, due to the increase in total premium revenue in 2013 compared to 2012. Legal services expense in 2013 increased by approximately $149,000, or 86.3%, as a result of the legal fees incurred related to the amendments to our Articles of Incorporation and Code of Regulations. Professional consulting expense increased by approximately

$675,000, or 158.9%, as a result of special projects related to business cycle process automation and the planning and design work associated with our new individual dental products. In addition, miscellaneous expenses increased by approximately $134,000 due to the one-time costs incurred relative to the recruitment of new management staff.

Income Taxes

Our effective tax rate for 2013 was 37.1% compared to the 35.3% effective tax rate in 2012. Our 2013 and 2012 effective tax rates were higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment expenses and legal fees. See Note 6 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Other income and realized gains, net:
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

	(Amounts in thousands)
	2012	2011	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$23,131	$22,442	$689	$516	$173
Self-Insured ASO Fees	1,249	1,208	$41	28	13

Total Self-Insured Revenue	$24,380	$23,650	$730	$544	$186

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

Self-Insured Claim Revenue—Self-insured claim revenue increased approximately $689,000, or 3.1%, to $23,131,000 in 2012 from $22,442,000 in 2011. Self-insured claim revenue increased by approximately $516,000 due to new self-insured sales. Also self-insured claim revenue increased by approximately $173,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of slightly higher dental service utilization.

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

Other Income and Realized Gains on Investments, Net

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

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the maturity or sale of our investment securities, from the sale of redeemable common and preferred shares, and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, redeemable common shares redemptions, dividends, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive operating cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment. Cash decreased $425,000, or 5.0%, for the year ended December 31, 2013 to approximately $8.1 million at December 31, 2013 from approximately $8.5 million at December 31, 2012. This cash decrease is primarily the result of an increase in our corporate bond investments of approximately $3.1 million and the investment in our office building and related equipment of approximately $601,000. These cash decreases due to investing activities were offset by strong profitability due to a lower fully-insured loss ratio in 2013. This loss ratio decrease is primarily due to an increase in fully-insured dental HMO/IND and fully-insured dental PPO premium rates in 2013 compared to 2012 and improved underwriting practices.

Cash increased approximately $1,554,000, or 22.3%, for the year ended December 31, 2012 to approximately $8.5 million at December 31, 2012 from approximately $7.0 million at December 31, 2011. This cash increase is primarily the result of improved profitability in 2012 due to a lower fully-insured loss ratio, offset by higher insurance expense as a percentage of premium in 2012. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2012 compared to 2011, improved underwriting practices, and a decrease in fully-insured healthcare services expense on a per member per month basis. The change in cash for the years ended December 31, 2013, 2012 and 2011 is summarized as follows (in thousands):

	2013	2012	2011
Net cash provided by operating activities	$2,696	$1,362	$1,571
Net cash used in investing activities	(3,379)	(256)	(309)
Net cash provided by (used in) financing activities	258	448	(347)

(Decrease) increase in cash	$(425)	$1,554	$915

Cash flows from Operating Activities

In 2013, we generated approximately $2,696,000 of cash from operating activities. This level of cash flow from operating activities is significantly higher than the cash flow generated from operating activities in 2012. We had net income of approximately $1,282,000 in 2013 compared to net income of $1,318,000 in 2012. During 2013, we paid approximately $540,000 in federal tax payments as compared to $1,110,000 in 2012. As a result, our federal income tax payable increased by approximately $271,000 in 2013. In addition to our 2013 net income, we had non-cash depreciation and amortization expense of approximately $358,000 and an increase in deferred compensation liabilities of $675,000. The increase in deferred compensation liabilities is primarily due to the 9.7% increase in the book value of the common shares during 2013. An increase in accounts receivable of approximately $15,449,000 was offset by an increase in unearned premium revenue of $15,603,000, resulting in a net cash increase of $154,000. This cash increase is attributable to an increase in unearned premium revenue received in advance and uncollected premiums. Accounts receivable and unearned premium revenue are recorded primarily as the result of non-cancelable short-term insurance contracts. Most of our contracts are one year in duration; however, we occasionally enter into multi-year contracts that tend to be for larger groups. As a result, depending on the timing of large group renewals, the accounts receivable and unearned premium revenue can experience large fluctuations from period to period.

In 2012, we generated approximately $1,362,000 of cash from operating activities. This level of cash flow from operating activities is similar to the cash flow generated from operating activities in 2011. We had net income of approximately $1,318,000 in 2012 compared to net income of $591,000 in 2011. During 2012, we paid approximately $1,110,000 in federal tax payments as compared to $95,000 in 2011. In addition to our 2012 net income, we had non-cash depreciation and amortization expense of approximately $288,000 and an increase in deferred compensation liabilities of $542,000. The increase in deferred compensation liabilities is primarily due to the 16% increase in the book value of the common shares during 2012. These sources of cash were offset by cash uses such as a decrease in the claims payable liability of approximately $665,000. A decrease in accounts receivable of approximately $2,705,000 was offset by a decrease in unearned premium revenue of $2,665,000, resulting in a net cash increase of $40,000. This cash increase is attributable to a decrease in uncollected premiums of approximately $82,000 offset by a decrease of unearned premium revenue received in advance of approximately $42,000.

In 2011, we generated approximately $1,571,000 of cash from operating activities. This level of cash flow from operating activities is higher than the cash flow generated from operating activities in 2010. We had net income of approximately $591,000 in 2011 compared to net loss of $89,000 in 2010. In addition to our 2011 net income, we had non-cash depreciation and amortization expense of approximately $264,000, an increase in deferred compensation liabilities of $226,000, an increase in claims payable of $25,000 and an increase in other payables and accruals of $276,000. The increase in deferred compensation liabilities is primarily due to the 11% increase in the book value of the common shares during 2011, while the increase in other payables and accruals is primarily the result of a higher management bonus liability for 2011. These sources of cash were offset by cash uses such as an increase in uncollected premiums of approximately $61,000. A decrease in accounts receivable of approximately $6,781,000 was offset by a decrease in unearned premium revenue of $7,074,000, resulting in a net cash decrease of $293,000. This cash decrease is attributable to an increase in uncollected premiums and unearned premium revenue received in advance. Accounts receivable and unearned premium revenue are recorded primarily as the result of non-cancelable short-term insurance contracts.

Cash flows from Investing Activities

In 2013, we invested approximately $601,000 in building improvements, office equipment and computer equipment and software. Also in 2013, approximately $1.1 million of our investments in FDIC insured certificates of deposit, investment grade corporate bonds and money market funds either matured or were liquidated. We also invested approximately $4.2 million in additional FDIC insured certificates of deposit, investment grade corporate bonds and money market funds. In addition, in December of 2013, we also sold certain office equipment and computer equipment with a value of approximately $312,000 to a leasing company and entered into an agreement to lease back these same assets over a three year period. We also invested an additional $5,000 in a dental and vision discount product. Collectively, these investments and transactions resulted in a decrease in cash from investment activities of approximately $3.4 million.

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

Cash flows from Financing Activities

In 2013, we paid approximately $46,000 of our outstanding mortgage balance and repaid approximately $137,000 related to the capital lease that we executed in December 2010. During 2013, we sold $1 million of institutional preferred shares and approximately $97,000 of Class A and Class B common shares. Also during 2013, we repurchased redeemable common shares of $264,000 from provider shareholders. In addition, we paid dividends to our institutional preferred shareholders and our common shareholders totaling approximately $392,000 in 2013.

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

Our mortgage note matures in December 2022. The note requires us to make principal payments of $3,800 per month in 2013, $3,900 per month in 2014 and higher principal payments in subsequent years through 2022 in accordance with the agreed upon loan amortization schedule. The mortgage note bears interest at a variable rate of 30-day LIBOR plus 1.95%. We also entered into a variable to fixed interest rate swap agreement that converts the variable rate mortgage to a fixed rate mortgage with an effective fixed interest rate of 3.90%. At the maturity date of the mortgage note in December 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced.

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

In December of each year our Board evaluates the projected pre-tax income of our dental HMO and dental PPO plans, capital and surplus requirements prescribed by the Ohio Department of Insurance and factors impacting our A.M. Best financial strength rating, such as the ratio of our projected fully-insured premium revenue to our projected capital and surplus level. In addition, the Board considers the capital expenditures needed to support strategic objectives for the coming years (such as the improvements to the dental plan administration system, expansion of office space and acquisition of office equipment for new employees) and our estimated federal income tax liability. After considering these and any other factors deemed relevant, the Board determines the amount of the provider withhold that may be paid to participating dental providers, if any. Each participating dental provider’s share of the provider withhold payment is based on the proportionate amount of claims paid to such participating dental provider in relation to the total claims paid to all participating dental providers in a given year, expressed as a percentage, and is not related to or dependent upon any such provider’s holdings of shares in the Company. Payments authorized by the Board, if any, are accrued in the fourth quarter of the fiscal year. The Board did not authorize any return of withhold for the years ended December 31, 2013, 2012 or 2011.

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2013 is as follows:

Contractual Obligations	Less than 1 year	1-2 years	3-5 years	More than 5 years	Total
Long-term debt and interest (1)	$97,000	$195,000	$194,000	$1,187,000	$1,673,000
Capital lease and interest	144,000	254,000	—	—	398,000
Operating leases	125,000	180,000	$32,000	—	337,000
Claims payable	2,220,000	—	—	—	2,220,000

Total	$2,586,000	$629,000	$226,000	$1,187,000	$4,628,000

(1)	Includes swap interest payments based on a fixed rate of 3.90%.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95% and was 2.12% at December 31, 2013. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2013, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2013. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments over a three year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year.

As of December 31, 2013, we believe our most significant other commitments are:

Deferred Compensation—We expect to pay our deferred compensation liability of approximately $2,063,000 to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years. As of December 31, 2013, we expect to pay one director and two key employees approximately $203,000 and $68,000, respectively in 2014.

Commissions—We expect commission payments to generally correspond to earned premium volume.

Redeemable Common Shares—Pursuant to the Company’s Amended and Restated Code of Regulations, holders of Class A and Class B shares have the right to require the Company to repurchase such holder’s common shares on the terms contained in the Code of Regulations. In 2014, we expect to pay approximately $130,000 in redeemed common shares.

Federal and State Premium Taxes—We expect federal and state premium payments to generally correspond to earned premium volume.

Off-balance sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $8.4 million at December 31, 2013. Our consolidated cash and short term investments decreased by approximately $500,000 from approximately $8.9 million as of December 31, 2012.

This decrease in cash and short term investments from December 31, 2012 to December 31, 2013 is primarily due to the net cash used in investing activities of approximately $3,379,000, offset by the cash provided by operating activities of approximately $2,696,000 and cash provided by financing activities of approximately $258,000. In addition, there was a reinvestment of approximately $133,000 from short term investments to long term investments during this period.

In July 2013, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2013, 2012 or 2011. As of December 31, 2013 and 2012, there was no amount outstanding on this line of credit.

In August 2013, we renewed an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit, and the commercial bank also issued an irrevocable letter of credit in the amount of $10,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2013 or 2012. As of December 31, 2013 and 2012, there was no amount outstanding on this line of credit.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our Class A and Class B shareholders who die, are permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $264,000, $138,000, and $128,000 of redeemable common shares in the years ended December 31, 2013, 2012, and 2011, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. In 2012, Dental Care Plus paid an ordinary dividend in the amount of

$360,000 to DCP Holding Company that did not require prior approval by the Ohio Department of Insurance. There were no dividends declared or paid by Dental Care Plus during 2013 or 2011. Even if prior approval is not required, prior notification must be provided to state insurance departments in Ohio, Kentucky and Indiana before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2013.

We maintained aggregate statutory capital and surplus of approximately $8.6 million as of December 31, 2013 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2014 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and capital raised in future redeemable common and preferred share offerings.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2013 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2013, 2012, and 2011, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2013	2012	2011
Changes in:
Change in fair value of investments, net of tax	$(109,695)	$143,369	$10,800
Reclassification adjustment for gains included in net income, net of tax		(22,708)	(11,511)
Conversion of investments from held-to-maturity to available for sale, net of tax			41,987
Change in fair value of interest rate swap, net of tax	(9,466)	(20,339)	7,448

Total	$(119,161)	$100,322	$48,724

The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $9,466 due to a slight decrease in prevailing interest rates at the end of December 2013. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $20,339 due to a slight decrease in prevailing interest rates at the end of December 2012. The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $7,448 at December 31, 2011 due to an increase in prevailing interest rates during 2011 as compared to 2010. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $55,618 and $41,275 and is included in other payables and accruals at December 31, 2013 and 2012, respectively.

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

	2013		2012
IBNR	$1,587,059	71.5%	$1,723,219	80.7%
Reported claims in process	592,581	26.7%	367,430	17.2%
Other healthcare services expenses payable	40,085	1.8%	45,361	2.1%

Total claims payable liability	$2,219,725	100%	$2,136,010	100%

Between December 31, 2012 and December 31, 2013, our claims payable liability estimate increased by approximately $84,000 or 3.9%, primarily due to higher fully-insured dental HMO/IND and fully-insured dental PPO membership at December 31, 2013 compared to December 31, 2012, along with a slight increase in fully-insured dental HMO/IND utilization in December 2013 compared to December 2012. This was partially offset by a 3.0% decrease in fully-insured dental claims on a per member per month basis in during the fourth quarter of 2013 compared to the fourth quarter of 2012. Reported claims in process at December 31, 2013 was approximately $593,000, or $225,000 higher than the reported claims in process at December 31, 2012. This increase was the result of a larger claims inventory at December 31, 2013. In 2012, the payment of provider claims that occurred on December 31, 2012 reduced reported claims in process to its lowest possible level. The final payment of provider claims in 2012 occurred on December 31, 2012, whereas the final payment of provider claims in 2013 occurred on December 30, 2013. Accordingly, there was one additional day of reported claims in process at December 31, 2013 as compared to December 31, 2012.

We estimate liabilities for both IBNR and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries and meet actuarial standards of practice. These actuarial standards of practice require that claim liabilities estimates be adequate under moderately adverse circumstances. The Company’s consulting actuary assists us in making these estimates.

Since our liability for claims payable is based on actuarial estimates, the amount of claims eventually paid for services provided prior to the balance sheet date could differ from the estimated liability. Any such differences are recognized in the consolidated statements of comprehensive income for the period in which the differences are identified.

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

When developing our estimate for claims payable liability as of December 31, 2013, we considered actual paid claim data from January 2014. As a result, we are able to use the completion factors approach for all historical months in 2013, including December 2013. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2013 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)
(Decrease) Increase In Factor		Estimated claims payable liability as of 12/31/2013
(0.50%)		2,403,962
0%	(estimate used)	2,219,725
0.50%		2,093,201

(a)	Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2013.

Recognition of Premium Revenue

Fully-insured premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage, as well as related accounts receivable, are reflected on the accompanying consolidated balance sheets as unearned premium revenue. The Company’s unearned premium revenue was approximately $35,395,000 and $19,792,000 at December 31, 2013 and 2012, respectively, for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in accounts receivable. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data and are reflected in revenue in the current period. These retroactive membership adjustments are generally immaterial to the consolidated financial statements. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with contracts with self-insured employers. We provide administrative and claims processing services, benefit plan design, and access to provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups.

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

New Accounting Standards

In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of accumulated other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts.

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

At December 31, 2013, our investment portfolio consisted of approximately $60,000 of an institutional money market fund. Our portfolio also included approximately $6,011,000 of investment grade corporate bonds and $1,258,000 of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $264,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $239,000 increase in fair value. At December 31, 2013, the investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $5,936,000 and $1,250,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2013 and 2012.

At December 31, 2013, we had a mortgage note with a bank with an outstanding principal balance of $1,294,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, redeemable shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for costs associated with acquiring or renewing insurance contracts in 2012.

/s/    Deloitte & Touche LLP

Cincinnati, OH

March 20, 2014

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $6,986,000 and $3,771,000 at December 31, 2013 and 2012, respectively	$7,068,365	$4,022,368
Short-term investments, available for sale at fair value, amortized cost of $260,000 and $393,000 at December 31, 2013 and 2012, respectively	261,244	394,342

Total investments	7,329,609	4,416,710
CASH AND CASH EQUIVALENTS	8,105,859	8,530,758
ACCRUED INVESTMENT INCOME	53,287	32,918
ACCOUNTS RECEIVABLE, including uncollected premiums of $719,755 and $485,443, net of allowance of $7,686 and $55,163 at December 31, 2013 and 2012, respectively	34,530,021	19,081,506
DEFERRED ACQUISITION COSTS	2,190,462	1,184,413
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,728,361 and $2,590,246 at December 31, 2013 and 2012, respectively	2,473,285	2,189,212
OTHER ASSETS	2,220,582	1,902,272

TOTAL ASSETS	$56,903,105	$37,337,789

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,219,725	$2,136,010
UNEARNED PREMIUM REVENUE	35,395,337	19,792,176
OTHER PAYABLES AND ACCRUALS	5,445,258	4,097,473
MORTGAGE LOAN PAYABLE	1,294,400	1,340,000
CAPITAL LEASE OBLIGATION	379,265	111,186
DEFERRED COMPENSATION	2,062,783	1,613,111

TOTAL LIABILITIES	46,796,768	29,089,956

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2013 and 2012, respectively	391,814	373,743
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2013 and 2012, respectively	1,130,946	1,078,785
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2013 and zero at December 31, 2012	1,040,242
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 546 and 565 shares at December 31, 2013 and 2012, respectively	488,282	460,630
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,889 and 7,770 shares at December 31, 2013 and 2012, respectively	7,055,053	6,334,675

Total redeemable preferred and common shares	10,106,337	8,247,833

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$56,903,105	$37,337,789

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
REVENUES
Premium revenue	$86,362,613	$80,153,437	$76,226,609
Investment income	164,057	128,412	110,433
Realized gains on investments, net		34,046	17,441
Other income	61,477	67,926	60,906

Total revenues	86,588,147	80,383,821	76,415,389

EXPENSES
Healthcare services expense	67,762,332	63,735,583	62,350,905

Insurance expense:
Salaries and benefits expense	6,534,300	5,523,969	4,920,743
Commission expenses and other acquisition costs	4,074,714	3,879,603	3,733,979
Other insurance expense	6,180,356	5,206,212	4,462,713

Total insurance expense	16,789,370	14,609,784	13,117,435

Total expenses	84,551,702	78,345,367	75,468,340

INCOME BEFORE INCOME TAX	2,036,445	2,038,454	947,049

PROVISION (BENEFIT) FOR INCOME TAX:
Current	825,242	993,464	353,831
Deferred	(70,403)	(273,027)	2,304

INCOME TAX EXPENSE	754,839	720,437	356,135

NET INCOME	$1,281,606	$1,318,017	$590,914

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Change in the fair value of interest rate swap, net of income tax of ($4,877), ($10,479) and $3,837, respectively	(9,466)	(20,342)	7,448
Change in the fair value of investments, net of income tax of ($56,513), $73,856 and $5,564, respectively	(109,695)	143,369	10,800
Reclassification adjustment for gains included in net income, net of tax of ($11,697) and ($5,930), respectively		(22,708)	(11,511)
Conversion of investments from Held-to-Maturity to Available-for-Sale, net of tax of $21,630			41,987

Total other comprehensive (loss) income	(119,161)	100,319	48,724

TOTAL COMPREHENSIVE INCOME	$1,162,445	$1,418,336	$639,638

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Redeemable Common Shares				Redeemable Preferred Shares									Shareholders’ Equity
	Class A		Class B		Institutional Preferred 2010-Series		Institutional Preferred 2012-Series		Institutional Preferred 2013-Series		Provider Preferred 2009-Series			Retained Earnings		Accumulated Other Comprehensive Income (Loss)		Total
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2010	608	$373,094	7,476	$4,587,810	300	$323,394					330		$179,726
Net Income															590,914				590,914
Other comprehensive income, net																	48,724		48,724
Dividends declared															(16,323)				(16,323)
Redeemable Shares issued			170	120,913
Class A Common Shares exchanged for Class B Commons Shares	(2)	(1,232)	2	1,232
Provider Preferred Shares exchanged for Class B Commons Shares			330	221,273							(330)		(199,445)
Redeemable Shares repurchased	(10)	(6,127)	(151)	(93,895)
Accretion of shares to redemption value		43,476		541,050		19,070							19,719		(574,591)		(48,724)		(623,315)

Balance at December 31, 2011	596	409,211	7,827	5,378,383	300	342,464
Net Income															1,318,017				1,318,017
Other comprehensive income, net																	100,319		100,319
Dividends declared															(244,103)				(244,103)
Redeemable Shares issued	1	812	214	169,335			1,000	$1,000,000
Class A Common Shares exchanged for Class B Commons Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(18)	(13,649)	(285)	(212,956)
Accretion of shares to redemption value		74,075		990,094		31,279		78,785							(1,073,914)		(100,319)		(1,174,233)

Balance at December 31, 2012	565	460,630	7,770	6,334,675	300	373,743	1,000	1,078,785
Net Income															1,281,606				1,281,606
Other comprehensive loss, net																	(119,161)		(119,161)
Dividends declared															(392,196)				(392,196)
Redeemable Shares issued			376	322,481					1,000	$1,000,000
Class A Common Shares exchanged for Class B Commons Shares	(7)	(5,672)	7	5,672
Redeemable Shares repurchased	(12)	(9,998)	(264)	(224,228)
Accretion of shares to redemption value		43,322		616,453		18,071		52,161		40,242					(889,410)		119,161		(770,249)

Balance at December 31, 2013	546	$488,282	7,889	$7,055,053	300	$391,814	1,000	$1,130,946	1,000	$1,040,242		$		$		$		$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,281,606	$1,318,017	$590,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360,024	288,261	264,361
Loss on disposal of property	56,495
Realized gains on investments, net		(34,046)	(17,441)
Deferred income (benefit) tax	(70,403)	(273,027)	2,304
Deferred compensation	675,195	542,630	225,551
Effects of changes in operating assets and liabilities:
Accrued investment income	(20,369)	6,746	2,733
Accounts receivable	(15,448,515)	2,705,060	6,781,199
Deferred acquisition costs	(1,006,049)	223,801	460,158
Other assets	(195,397)	(1,018)	34,774
Claims payable	83,715	(665,458)	25,140
Unearned premium revenue	15,603,161	(2,664,626)	(7,074,275)
Other payables and accruals	1,376,415	(84,275)	275,653

Net cash provided by operating activities	2,695,878	1,362,065	1,571,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,174,475)	(1,166,660)	(7,471,121)
Sales and maturities of investments	1,089,504	1,075,042	7,287,013
Acquisition of property and equipment	(600,844)	(124,222)	(124,346)
Proceeds from the sale of property and equipment	311,955
Investment, other	(5,000)	(40,000)

Net cash used in investing activities	(3,378,860)	(255,840)	(308,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(45,600)	(780,000)	(120,000)
Borrowing of mortgage loan		1,340,000
Repayment of capital lease	(137,049)	(107,753)	(104,426)
Repurchase of redeemable shares	(264,031)	(137,891)	(128,153)
Redeemable shares issued	1,096,959	1,044,245
Additional contribution with share exchange			21,828
Dividends paid	(392,196)	(260,426)	(16,577)
Repayment of revolving note		(650,000)

Net cash provided by (used in) financing activities	258,083	448,175	(347,328)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(424,899)	1,554,400	915,289
CASH AND CASH EQUIVALENTS—Beginning of year	8,530,758	6,976,358	6,061,069

CASH AND CASH EQUIVALENTS—End of year	$8,105,859	$8,530,758	$6,976,358

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$56,000	$46,000	$56,000
Cash paid for income taxes	540,000	1,110,000	95,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$130,219	$160,024	$71,310
Dividends payable (in other payables and accruals)			16,323
Capital lease obligation	405,128
Redeemable common shares issued in lieu of cash payment of deferred compensation	225,522	125,902	120,913
Deferred restricted shares units issued in lieu of cash dividend	52,042	28,210
Class A redeemable common shares exchanged for Class B redeemable common shares	5,672	9,819	1,232
Redeemable provider preferred shares exchanged for Class B redeemable common shares			205,166
Purchased property and equipment (included in other payables and accruals)	13,169	26,338	61,994

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013 AND 2012 AND FOR THE YEARS ENDED

DECEMBER 31, 2013, 2012 AND 2011

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by 546 dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members and employees who hold non-voting redeemable common shares and by institutional investors that hold non-voting redeemable preferred shares. The Company offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity benefit plans and vision benefit plans. As of December 31, 2013, we had approximately 292,200 members in our dental benefits plans and approximately 27,200 members in our vision benefit plans. We had 2,686 dentists participating in our dental HMO network and 2,915 dentists participating in our dental PPO network at this time. The Company has a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,400 additional dentists in the Company’s operating territory and approximately 40,600 additional dentists throughout the United States.

The Company changed its reportable segments in the first quarter of 2012 to reflect management’s revised view of the business and to align the external financial reporting with a new operating and internal reporting model. The Company separated the fully-insured dental PPO product into its own segment as a result of recent revenue growth of the fully-insured dental PPO product and the unique sales and operations management considerations for this product in the Company’s expanding markets. All respective amounts related to the segment change are reflected in the consolidated financial statements.

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

Adopted Accounting Standards—Effective January 1, 2012, the Financial Accounting Standards Board (“FASB”) amended the guidance for deferred acquisition costs and requires that only incremental direct costs of successful contract acquisition be capitalized. These incremental direct costs are those that are essential to the

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

contract transaction and would not have been incurred had the contract transaction not occurred. On January 1, 2012, the impact of adoption on redeemable shares and beginning shareholders’ equity totaled approximately $125,000, net of tax. The Company applied the retrospective method for financial statement presentation and note disclosures for the prior periods reported.

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

State Guarantee Fund Deposits—The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $280,000 at December 31, 2013 and 2012. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $4,867,000, $3,368,000, and $3,401,000, and amortized approximately $3,862,000, $3,592,000 and $3,921,000 of these capitalized costs for the years ended December 31, 2013, 2012 and 2011, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income.

Redeemable Institutional Preferred Shares—In 2010, the Company entered into a Preferred Stock Purchase Agreement (the “2010-Stock Purchase Agreement”) with an investor. Pursuant to the 2010-Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period.

In 2012, the Company entered into a Preferred Shares Purchase Agreement (the “2012-Stock Purchase Agreement”) with an investor. Pursuant to the 2012-Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares (the “2012 Preferred Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each 2012 Preferred Share is 5% of the book value at the beginning of the dividend period.

In 2013, the Company entered into a Preferred Shares Purchase Agreement (the “2013-Stock Purchase Agreement”) with an investor. Pursuant to the 2013-Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares (the “2013 Preferred Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each 2013 Preferred Share shall be (i) in respect of the dividend payable in 2013, 5% of the per share issue price, prorated based on the number of days which the 2013 Preferred Shares were outstanding in 2013; and (ii) in respect of the dividends payable in 2014 and all years thereafter, 5% of the book value of the 2013 Preferred Shares on December 31 of the preceding year, prorated based on the number of days which the 2013 Preferred Shares were outstanding in the preceding year.

In the event of any liquidation, dissolution or winding up of the Company, any merger or consolidation resulting in a change of control of the Company, or any sale, lease, transfer or other disposition of substantially all of the assets of Company, holders of the Institutional Preferred Shares purchased pursuant to the 2012 and

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

2013-Stock Purchase Agreements will have the right to receive a cash payment in an amount equivalent to the consideration the investor would have otherwise received if the investor had the ability to convert each Share to 1.2 Class B Common Shares.

Redeemable Institutional Preferred Shares are participating securities that share in total comprehensive income as a change to the redemption value of the redeemable Institutional Preferred Shares to accrete (dilute) the carrying value to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities. Redeemable Institutional Preferred Shares are considered to be redeemable shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon the shareholder’s discretion.

Redeemable Common Shares—The Company’s Class A and Class B redeemable common shares are owned by participating providers, Company directors and employees. Only participating providers in our service area that includes Ohio and Kentucky are eligible to own Class A voting redeemable common shares (See Note 10). All participating providers, Company directors and Company employees are eligible to own the Class B non-voting redeemable common shares. The Company’s Class A and Class B common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares upon their death, permanent disability or retirement. The Company records Class A and Class B common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records total comprehensive income as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period. Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities. Effective January 9, 2014, the terms of our Redeemable Commons Shares were amended (See Note 21).

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $35,395,000 and $19,792,000 at December 31, 2013 and 2012, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in accounts receivable were approximately $33,810,000 and $18,596,000 at December 31, 2013 and 2012, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,585,000 and $1,196,000 at December 31, 2013 and 2012, respectively. Management has determined that as of December 31, 2013 and 2012, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

Self-Insured—The Company provides administrative and claims processing services, benefit plan design, and access to its provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups. The Company recognizes and records self-insured premiums on a gross basis because: (i) the Company is the primary obligor in its contractual relationships with self-insured employers and dental service providers, (ii) the Company establishes the pricing for the services provided, (iii) the Company controls the selection of and the relationships

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

with the dental service providers, and (iv) the Company is involved in the determination of dental service specifications. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying consolidated statements of comprehensive income.

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

The prior year presentation of accounts receivable has been conformed to the current year presentation.

Investment Income—Investment income is comprised of interest income primarily earned from the Company’s certificates of deposit, investment grade corporate bonds and money market investments.

Other Income and Realized Gains On Investments, Net —Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 15) as well as revenues earned from the leasing of the Company’s dental provider network to other dental benefit providers. Realized gains on investments, net is primarily made up of realized investment gains and losses from the sale of investment grade corporate bonds.

Healthcare Services Expense—The Company compensates its providers based on contractual reimbursement for various services. With respect to the dental HMO product and, effective April 1, 2011, the in-network portion of the dental PPO product, the Company generally retains 10% of this reimbursement (including payments on self-insured claims) in accordance with the Company’s provider agreements. Healthcare services expense is recorded net of any amounts withheld in the accompanying consolidated statements of comprehensive income. Under the terms of the Company’s provider agreements, the Company is not obligated to return to providers any amounts withheld. Withheld amounts are retained by the Company but not reserved or retained in a separate fund. Participating providers have no interest in the amounts withheld, unless the Company’s Board authorizes an amount to be paid to the providers.

Each year the Board evaluates the performance of the Company’s dental plans, capital and surplus requirements prescribed by the Ohio Department of Insurance, factors affecting the Company’s financial strength rating, funding needed to support strategic objectives for the coming years and any other factors deemed relevant by the Board and, based on that evaluation, determines whether or not to authorize the payment to the providers of any portion of the provider withhold. Once authorized by the Board, such amounts are recorded as additional healthcare services expense in the period authorized and shown as additional claims payable liability until paid. There was no withhold return authorized by the Board for 2013, 2012 or 2011.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company incurred claim costs related to dental care providers amounting to approximately $67,762,000, $63,736,000, and $62,351,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

Reinsurance—In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. Dental insurance premium assumed was approximately $38,000, $189,000, and $259,000 for the years ended December 31, 2013, 2012 and 2011, respectively. The healthcare services expense assumed was approximately $28,000, $173,000, and $220,000 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, the Company had approximately $1,000 and $14,000 of reinsurance premium receivable, respectively, and claims payable of approximately $1,000 and $9,000, respectively.

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

Federal Income Tax—Deferred federal income tax is provided for in the accompanying consolidated financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as accrued commissions, deferred compensation, unearned premiums, deferred acquisition costs and unrealized gains on investments.

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

During 2013, 2012 and 2011, four fully-insured customers accounted for approximately 10%, 9%, and 10%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 11%, 12% and 11% of the Company’s total revenue during each of the years 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company had one customer that had a balance of approximately 29% of the uncollected premium receivable balance. At December 31, 2012, the Company did not have any uncollected premium receivables balance greater than 10% of the total balance from any one customer.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

and reviews the pricing service’s valuation methodologies and validates these prices using various inputs, including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Changes in assumptions or estimation methods could affect the fair value estimates.

New Accounting Standards—In February 2013, the FASB issued new guidance regarding comprehensive income for amounts reclassified out of accumulated other comprehensive income (loss) effective prospectively for fiscal years beginning after December 15, 2012. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. See Note 4.

2. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2013 and 2012. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $97,000 net of approximately $143,000 of accumulated amortization at December 31, 2013 and to approximately $112,000 net of approximately $128,000 of accumulated amortization at December 31, 2012. Amortization expense was approximately $15,000 for each of the three years ended December 31, 2013, 2012 and 2011. The provider network intangible asset of approximately $63,000 at December 31, 2013 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $34,000 at December 31, 2013 is being amortized over its 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 9 years. Amortization expense for 2014 through 2016 is expected to be approximately $15,000 each year. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2013 and 2012.

3. INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,250,000 and $1,200,000 as of December 31, 2013 and 2012, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $60,000 and $93,000 as of December 31, 2013 and 2012, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $5,936,000 and $2,871,000 as of December 31, 2013 and 2012, respectively. The investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

At December 31, 2013, the Company has one-hundred and eight investment grade corporate bonds, which consist of eighty-nine different securities each with a credit rating of A- or better and nineteen securities that had a credit rating of between BBB- and BBB+. The weighted average yield-to-book value of our investment grade

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

corporate bonds was approximately 2.94% at December 31, 2013. The weighted average maturity of our investment grade corporate bonds was 5.68 years at December 31, 2013. The unrealized gains and losses on available-for-sale investments are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were no material realized gains or losses for the year ended December 31, 2013. There was approximately $40,000 of realized gains related to investments for the year ended December 31, 2012.

At December 31, 2013 and, 2012, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized Cost	Fair Value	% of Total Value
December 31, 2013
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$200,000	$201,027	2.8%
Greater than 1 year (Six certificates of deposit and one- hundred eight corporate bonds)	6,986,176	7,068,365	97.2%

Total	$7,186,176	$7,269,392	100.0%

	Available-for-Sale
	Amortized Cost	Fair Value	% of Total Value
December 31, 2012
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$300,000	$300,986	7.0%
Greater than 1 year (Six certificates of deposit and forty-four corporate bonds)	3,771,437	4,022,368	93.0%

Total	$4,071,437	$4,323,354	100.0%

Investments classified at December 31, 2013 and 2012, as fixed maturities and short-term investments were as follows:

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2013
Money market fund	$60,217			$60,217
Certificates of deposit, short term	200,000	$1,027		201,027
Certificates of deposit, fixed maturities	1,050,000	8,693	$(1,625)	1,057,068
Corporate bonds, fixed maturities	5,936,176	128,023	$(52,902)	6,011,297

Total investments	$7,246,393	$137,743	$(54,527)	$7,329,609

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Available-for-Sale
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
December 31, 2012
Money market fund	$93,356			$93,356
Certificates of deposit, short term	300,000	$986		300,986
Certificates of deposit, fixed maturities	900,000	13,987		913,987
Corporate bonds, fixed maturities	2,871,437	238,351	$(1,407)	3,108,381

Total investments	$4,164,793	$253,324	$(1,407)	$4,416,710

Unrealized losses at December 31, 2013 and 2012 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the years ended December 2013, 2012 and 2011. The Company had no investments in a material unrealized loss position for greater than one year as of December 31, 2013 and 2012.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	2013			2012
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$251,796	$85,614	$166,182	$74,876	$25,460	$49,416

Other comprehensive income (loss) before reclassification	(166,208)	(56,513)	(109,695)	217,225	73,856	143,369
Reclassification adjustment for realized investment gains (losses), net included in realized gains on investments, net				(40,305)	(13,702)	(26,603)

Effect on other comprehensive income (loss)	(166,208)	(56,513)	(109,695)	176,920	60,154	116,766

Accumulated unrealized gains, net, on investments available for sale, end of period	$85,588	$29,101	$56,487	$251,796	$85,614	$166,182

Accumulated unrealized gains (losses), net, on interest rate swap, beginning of period	$(41,275)	$(14,034)	$(27,241)	$(16,354)	$(5,560)	$(10,794)

Other comprehensive income before reclassification	(14,343)	(4,877)	(9,466)	(30,821)	(10,479)	(20,342)
Reclassification adjustment for realized interest swap loss, net included in realized gains on investments, net				5,900	2,005	3,895

Effect on other comprehensive income (loss)	(14,343)	(4,877)	(9,466)	(24,921)	(8,474)	(16,447)

Accumulated unrealized gains, net, on investments available for sale, end of period	$(55,618)	$(18,911)	$(36,707)	$(41,275)	$(14,034)	$(27,241)

Accumulated other comprehensive income, beginning of period	$210,521	$71,580	$138,941	$58,522	$19,900	$38,622

Change in unrealized gains (losses), net, on investments available for sale	(166,208)	(56,513)	(109,695)	176,920	60,154	116,766
Change in unrealized gains (losses), net, on interest rate swap	(14,343)	(4,877)	(9,466)	(24,921)	(8,474)	(16,447)

Effect on other comprehensive income	(180,551)	(61,390)	(119,161)	151,999	51,680	100,319

Accumulated other comprehensive income, end of period	$29,970	$10,190	$19,780	$210,521	$71,580	$138,941

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2011
	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$12,336	$4,196	$8,140

Other comprehensive income (loss) before reclassification	16,364	5,564	10,800
Conversion of Held-to-Maturity to Available-for-Sale	63,617	21,630	41,987
Reclassification adjustment for realized investment gains (losses), net included in realized gains on investments, net	(17,441)	(5,930)	(11,511)

Effect on other comprehensive income (loss)	62,540	21,264	41,276

Accumulated unrealized gains, net, on investments available for sale, end of period	$74,876	$25,460	$49,416

Accumulated unrealized gains (losses), net, on interest rate swap, beginning of period	$(27,639)	$(9,397)	$(18,242)

Other comprehensive income before reclassification	11,285	3,837	7,448

Reclassification adjustment for realized interest swap loss, net included in realized gains on investments, net

Effect on other comprehensive income (loss)	11,285	3,837	7,448

Accumulated unrealized gains, net, on investments available for sale, end of period	$(16,354)	$(5,560)	$(10,794)

Accumulated other comprehensive income, beginning of period	$(15,303)	$(5,201)	$(10,102)

Change in unrealized gains (losses), net, on investments available for sale	62,540	21,264	41,276
Change in unrealized gains (losses), net, on interest rate swap	11,285	3,837	7,448

Effect on other comprehensive income	73,825	25,101	48,724

Accumulated other comprehensive income, end of period	$58,522	$19,900	$38,622

5. LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2013	2012	2011
Balance—January 1	$2,136,010	$2,801,468	$2,776,328

Net incurred related to:
Current year	45,865,228	42,909,476	41,977,663
Prior years	(146,287)	(147,671)	28,160

Net incurred claims	45,718,941	42,761,805	42,005,823

Net paid related to:
Current year	43,648,282	40,775,534	39,177,488
Prior years	1,986,944	2,651,729	2,803,195

Net paid claims	45,635,226	43,427,263	41,980,683

Balance—December 31	$2,219,725	$2,136,010	$2,801,468

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

6. FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31, 2013, 2012 and 2011, respectively:

	2013	2012	2011
Current tax expense:
Federal	$811,632	$973,336	$335,214
State and local	13,610	20,128	18,617

Total current tax expense	825,242	993,464	353,831

Deferred tax (benefit) expense:
Federal	(64,374)	(264,378)	1,941
State and local	(6,029)	(8,649)	363

Total deferred tax (benefit) expense	(70,403)	(273,027)	2,304

Total provision for income taxes	$754,839	$720,437	$356,135

Deferred tax assets and liabilities are comprised of the following:

	2013	2012
Deferred tax assets:
Unearned premiums	$107,785	$81,336
Net operating loss	37,490	41,665
Recapitalization Intangible	48,234
Discounting on claims payable	8,021	10,272
Accrued vacation	74,228	67,469
Accrued commissions	166,610	176,355
Deferred compensation	701,346	548,458
Accrued professional fees	43,282	42,534
Property and equipment		30,482
Other, net	32,775	43,290

Gross deferred tax assets	1,219,771	1,041,861
Valuation Allowance	(48,234)

Gross deferred tax assets, net of valuation allowance	1,171,537	1,041,861

Deferred tax liabilities:
Unrealized gain on investments	10,192	71,577
Deferred policy acquisition costs	111,355	60,644
Prepaid insurance	66,154	55,880
Property and equipment	3,503
Identifiable intangible assets	32,790	38,008

Gross deferred tax liabilities	223,994	226,109

Net deferred tax asset	$947,543	$815,752

Management believes it is more likely than not that deferred tax assets will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $110,265, $122,544, and $122,547 of net operating loss carry forwards to utilize in future years at December 31,

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

2013, 2012, and 2011, respectively. These losses will expire between 2018 and 2024. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2013 and 2012.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

	2013	2012	2011	2013 Effective Tax Rate	2012 Effective Tax Rate	2011 Effective Tax Rate
Provision computed at statutory rate	$692,391	$693,074	$321,996	34.0%	34.0%	34.0%
State and local taxes	2,954	4,864	12,606	0.1	0.2	1.4
Nondeductible meals, entertainment and legal expense	9,453	8,815	19,858	0.5	0.4	2.1
Valuation Allowance	48,243			2.4
Other—net	1,798	13,684	1,675	0.1	0.7	0.1

Provision for income taxes	$754,839	$720,437	$356,135	37.1%	35.3%	37.6%

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (“Code”), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These regulations generally apply to taxable years beginning on or after January 1, 2014.

7. ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2013, 2012, and 2011, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2009 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2008 remain open to other state and local tax authorities.

8. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2013	2012
Land	$364,000	$364,000
Building and building improvements	2,435,101	2,383,042
Furniture and equipment	2,402,545	2,032,415

Total property and equipment	5,201,646	4,779,457
Less accumulated depreciation	$(2,728,361)	$(2,590,245)

Total property and equipment—net	$2,473,285	$2,189,212

9. DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense ratably over the vesting periods and is included in other insurance expense in the consolidated statements of comprehensive income. The fair value of the liability awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $67,000, $88,000, and $60,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2013, 2012 and 2011, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 31, 2013 and 2012.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. There were approximately 165 and 168 of these non-vested awards outstanding at December 31, 2013 and 2012, respectively. The number of awards expected to vest approximates the total non-vested awards outstanding.

In 2012, the Company established a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards which will vest if established Company performance criteria related to the growth of total preferred and common redeemable shares are achieved over a three year period. There were approximately 480 and 368 of these non-vested awards outstanding at December 31, 2013 and 2012, respectively.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $616,000, $466,000 and $288,000, with a tax benefit of approximately $209,000, $158,000 and $98,000, related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there is approximately $399,000 of total unrecognized compensation cost related to non-vested awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.46 years.

In February 2013 and March 2012, the Board declared a per share cash dividend for all Class A and Class B redeemable common shares in the amounts of $32.60 and $21.00, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $52,000 and $28,000 for the years ended December 31, 2013 and 2012, respectively.

The expected fair value of the awards is calculated by applying the three year historical average trend rate of the book value per redeemable common share over the respective vesting period. The weighted average grant date fair value of the awards granted in the years ended December 31, 2013 and 2012 were $957 and $743, respectively. At December 31, 2013 and 2012, the deferred compensation liability was approximately $2,063,000 and $1,613,000, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In 2013, the non-employee members of the Board were granted a total of 252 share based

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

awards. In 2013, key employees were granted 204 share awards. As of December 31, 2013, the Company granted a total of 2,740 share awards, net of forfeitures and rescinded share awards.

The following is a summary of activity of non-vested awards for the years ended December 31, 2013 and 2012:

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2013			535.8	$746
Granted	252.0	$886	204.0	1,045
Vested during the year	(252.0)	886	(74.2)	799
Forfeited			(21.0)	871

Non-vested awards at December 31, 2013			644.6	$830

	Individual Director’s Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value
Non-vested awards at January 1, 2012			148.4	$788
Granted	165.0	$723	466.0	750
Vested during the year	(152.0)	723	(78.6)	853
Forfeited	(13.0)

Non-vested awards at December 31, 2012			535.8	$746

The following is a summary of activity of vested awards for the years ended December 31, 2013 and 2012:

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2013	876.0	$815	339.7	$840
Share based dividend	34.5	828	13.4	828
Vested during the year	252.0	881	74.2	1,015
Redeemed vested awards	(103.8)	794	(14.8)	814
Converted to Redeemable Common Shares	(252.0)	881	(4.0)	886

Vested awards at December 31, 2013	806.7	$886	408.5	$920

	Individual Director’s Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price
Vested awards at January 1, 2012	908.0	$702	256.6	$710
Share based dividend	26.7	715	7.5	715
Vested during the year	152.0	812	78.6	892
Redeemed vested awards	(58.7)	682
Converted to Redeemable Common Shares	(152.0)	812	(3.0)	812

Vested awards at December 31, 2012	876.0	$815	339.7	$840

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

10. REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

When Redeemable Common shares are offered by the Company, providers in the Company’s service area have the option to purchase one share of voting Class A Redeemable Common Shares of the Company. Only participating providers in our service area that includes Ohio and Kentucky are eligible to own Class A voting redeemable common shares. All participating providers along with Company directors and employees have the option to purchase one or more non-voting Class B Redeemable Common Shares of the Company, when offered. Accordingly, prospective shareholders may make a subscription payment per share equal to the book value of a common share, which was approximately $894 and $815 at December 31, 2013 and 2012, respectively. In February 2013 and March 2012, the Board declared a per share cash dividend for all Class A and Class B redeemable common shares in the amounts of $32.60 and $21.00, respectively. No dividends were declared or paid in 2011.

The Board of Directors authorized and approved the issuance of Redeemable Institutional Preferred Shares (“the Shares”) consisting of a total of 2,300 preferred shares issued of the 100,000 authorized. In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Shares at a purchase price of $1,000 per share. In 2012 and 2013, the Company entered into an additional Stock Purchase Agreement with an investor for the sale of 1,000 Shares each year at a purchase price of $1,000 per share. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period. As of December 31, 2013, 2012, and 2011, dividends declared were approximately $123,000, $67,000, and $16,000, respectively. As of December 31, 2013, 2012, and 2011, dividends paid were approximately $123,000, $83,000, and $7,000 respectively.

The Board authorized and approved for issuance the Provider Preferred Shares-2009 Series that includes 5,000 preferred shares of the 100,000 authorized. Redeemable Provider Preferred Shares are entitled to a cumulative cash dividend equal to 5% of the year end book value of the redeemable Provider Preferred Shares. As of December 31, 2013 and 2012, none of these Provider Preferred shares were issued or are outstanding.

The Company has 92,700 authorized preferred shares, without par value. As of December 31, 2013 and 2012, none of these preferred shares were issued or are outstanding. The preferred shares do not have voting rights except to the extent required by law or designated by the Board of Directors.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. In December 2012, Dental Care Plus declared and paid a dividend to the Company totaling $360,000. There were no dividends declared or paid by any subsidiaries during 2013 or 2011. During 2014, the total dividend that the Dental Care Plus subsidiary may declare without prior regulatory approval is approximately $856,000.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income for Dental Care Plus was approximately $1,191,000, $1,108,000, and $703,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Statutory-basis equity was approximately $8,560,000 and $7,396,000 at December 31, 2013 and 2012, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

11. DEBT

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95% and was 2.12% and 2.02% at December 31, 2013 and 2012, respectively. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,294,400 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending December 31
2014	$46,800
2015	49,200
2016	50,400
2017	52,800
2018 and thereafter	1,095,200

Total mortgage payable	$1,294,400

In 2013, the Company entered into a sale-leaseback transaction with a leasing company for the sale of certain fixed assets for approximately $312,000. There was no gain or loss on the sale. The Company did not retain the benefits and risk to the property sold and the risk of ownership was transferred to the leasing company. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments totaling approximately $327,000 related to these assets over a three year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year.

At December 31, 2013, future required payments under all outstanding capital leases are as follows:

2014	$143,613
2015	142,726
2016	111,660

Total	397,999
Less imputed interest	(18,734)

Present value of minimum lease payments	$379,265

12. DERIVATIVE

In December 2012, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with an original notional amount of $1,340,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s 2012 refinanced mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage. The Company believes that the risk of nonperformance by the counter party in conjunction with this arrangement is not material to the financial statements. At December 31, 2013 and 2012, the fair value of this Agreement was a liability of approximately $56,000 and $41,000, respectively. This amount is included in other payables and accruals in the accompanying consolidated balance sheets. The agreement will terminate upon maturity of the mortgage loan payable (Note 11).

In 2003, the Company previously entered into an interest rate swap agreement (“2003-Agreement”) (cash flow hedge) with an original notional amount of $1,500,000. The swap agreement effectively changed the interest rate related to $1,500,000 of the Company’s $1,800,000 previous mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.75% to a fixed rate of approximately 4.95%. The 2003-Agreement terminated in December 2012 when the Company refinanced the mortgage note (Note 11). Upon termination of the 2003-Agreement, the Company realized a loss of approximately $5,900, which is included in realizable gains (losses) on investments, net in the accompanying consolidated statements of comprehensive income for the year ended December 31, 2012.

The amount included in other comprehensive income (loss) related to the interest rate swaps were $(9,466), $(16,447), and $7,448, net of income tax expense (benefit) of $(4,877), $(8,474), and $3,837 during 2013, 2012 and 2011, respectively.

13. LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2013. As of December 31, 2013 and 2012, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2014.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2013. At December 31, 2013 and 2012, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2014. In addition, the Company obtained an irrevocable letter of credit for $10,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2014. At December 31, 2013 and 2012, there was no amount outstanding on the irrevocable letter of credit obligation.

14. COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $136,000, $118,000, and $231,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2013, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending December 31
2014	$125,000
2015	108,000
2016	72,000
2017	18,000
2018 and thereafter	14,000

Total	$337,000

Litigation—In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. We are not aware of any matters which are more than remote in possibility and in the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not have a material adverse effect on the financial condition or results of operations of the Company.

15. LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $62,000, $68,000, and $62,000 for the years ended December 31, 2013, 2012 and 2011. Such amounts are recorded as other income in the accompanying consolidated statements of comprehensive income. As of December 31, 2013, approximate future minimum annual lease income under non-cancelable leases are as follows:

Years Ending December 31
2014	$62,000
2015	62,000

Total	$124,000

16. RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $60,000, $60,000, and $52,000 in 2013, 2012 and 2011, respectively.

17. SEGMENT INFORMATION

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $18,601,000, $16,417,000, and $13,876,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Fiscal Year Ended December 31, 2013			Fiscal Year Ended December 31, 2012
	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$46,656	$35,024	$11,632	$43,844	$33,399	$10,445
Fully-insured dental PPO	13,494	10,695	2,799	11,429	9,363	2,066
Self-insured dental	25,641	22,043	3,598	24,380	20,974	3,406
Corporate, all other	572		572	500		500

Total	$86,363	$67,762	18,601	$80,153	$63,736	16,417

Investment income			164			128
Realized gains on investments, net						34
Other income			61			68
Insurance expense			16,790			14,609

Income before income tax			$2,036			$2,038

Total assets-corporate			$56,903			$37,337

	Fiscal Year Ended December 31, 2011
	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$42,527	$33,463	$9,064
Fully-insured dental PPO	9,557	8,543	1,014
Self-insured dental	23,650	20,345	3,305
Corporate, all other	493		493

Total	$76,227	$62,351	13,876

Investment income			110
Realized gains on investments, net			17
Other income			61
Insurance expense			13,117

Income before income tax			$947

Total assets-corporate			$38,276

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Inter-segment revenues were not significant for 2013, 2012, or 2011.

18. RELATED PARTIES

All of the Company’s Class A, Class B and Provider Preferred Redeemable Shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $37,566,000, $37,720,000, and $40,218,000 in 2013, 2012 and 2011, respectively. The Company had claims payable liability to related party providers of approximately $1,231,000 and $1,267,000 at December 31, 2013 and 2012, respectively.

Seven of our Board members are also participating providers and as a group received approximately $154,000, $159,000 and $159,000 in directors’ fees for the years ended December 31, 2013, 2012, and 2011, respectively.

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

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013				December 31, 2012
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposits			$1,057	$1,057			$914	$914
Investment grade corporate bonds			6,011	6,011			3,108	3,108
Short-term investments
Money market funds		$60		60		$93		93
Federally-Insured certificates of deposits			201	201			301	301
Deferred compensation investments(a)
Equity mutual fund investments		419		419		313		313
State guarantee fund deposits(b)
Government securities		230		230		230		230
Federally-Insured certificates of deposits			50	50			50	50

Total		$709	$7,319	$8,028		$636	$4,373	$5,009

Liabilities
Interest rate swap(c)			$56	$56			$41	$41

Total	$		$56	$56	$		$41	$41

(a)	Included as a trading security in other assets
(b)	Included in other assets
(c)	Included in other payables and accruals

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

At December 31, 2013 and 2012, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. As of December 31, 2013 and 2012, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

20. QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2013 and 2012 is as follows (amounts in thousands):

	2013
	March 31	June 30	September 30	December 31	Total
Premium revenue	$20,849	$21,415	$22,614	$21,485	$86,363
Gross profit	3,895	4,673	4,376	5,657	18,601
Income before income taxes	140	581	188	1,127	2,036

	2012
	March 31	June 30	September 30	December 31	Total
Premium revenue	$19,800	$19,621	$20,356	$20,376	$80,153
Gross profit	3,560	3,701	4,264	4,892	16,417
Income (loss) before income taxes	140	151	988	759	2,038

21. SUBSEQUENT EVENTS

At a Special Meeting of Shareholders of the Company held on January 9, 2014, the shareholders voted to approve the amendments to the Company’s articles of incorporation and code of regulations that were proposed in the Company’s proxy statement dated October 7, 2013. The amendments approved by the shareholders include: an increase in the number of authorized Class B Common Shares from 100,000 shares to 120,000 shares; an amendment to the terms of the Class B Common Shares to provide that the shares have voting rights and terms substantially similar to the Class A Common Shares; creation of new voting Class C Common Shares that can be owned by non-dentist individuals; creation of new non-voting Class D Common Shares that Preferred Shares can be converted to under certain circumstances; elimination of the pre-emptive rights of holders of Class A Common Shares with respect to new classes of voting shares and provision for automatic conversion of Class A, Class B and Class C Common Shares. In addition, the eligibility requirements for ownership, the transfer restrictions, the repurchase rights and obligations, and the redemption rights and obligations associated with each class of the Company’s Common Shares were established. The amendments also established that the maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%.

In accordance with the provisions of the Affordable Care Act of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment will increase each year and is expected to be $14.3 billion in 2018. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. The first $25 million of a health insurer’s net premium written is exempt from the federal premium tax assessment. The net premium written by a health insurer from $25 million to $50 million is subject to 50% of the federal premium tax rate. Accordingly, in January of 2014, the Company established a liability for the federal premium tax of approximately $334,000 that is payable to the United States Treasury in September 2014, along with an offsetting asset that will be amortized during 2014.

On February 12, 2014, the Company’s Board of Directors declared a $35.77 per share dividend for all Class A and Class B redeemable common shareholders of record on February 12, 2014, payable on March 14, 2014. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2013, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2014 in the sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2014.

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In 2013, the non-employee members of the Board were granted a total of 252 RSUs. In 2013, Named Executive Officers and other key employees were granted 204 restricted share units. As of December 31, 2013, the Company granted a total of 2,740 RSUs, net of share based dividends, forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	12,260

TOTAL	—	—	12,260

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 23, 2014.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(3)	Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b)	The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries

Schedule I—Summary of Investments—

Other than Investments in Related Parties

At December 31, 2013

(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet
Fixed Maturities:
Bonds:
All other corporate bonds	$5,936	$6,012	$6,012
Certificates of deposit	1,250	1,258	1,258

Total Fixed Maturities	$7,186	$7,270	$7,270

Other short-term investments:
Money Market Fund	$60	$60	$60

Total Investments	$7,246	$7,330	$7,330

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2013 and 2012

	2013	2012
ASSETS
INVESTMENTS:
Fixed maturities	$877,671
Short-term investments	41,738	$41,733

Total investments	919,409	41,733
CASH AND CASH EQUIVALENTS	1,375,743	1,135,718
ACCRUED INVESTMENT INCOME	4,349
INTERCOMPANY RECEIVABLES	373,829	407,832
INTERCOMPANY NOTE RECEIVABLE	230,000	230,000
PROPERTY	1,907,474	1,886,004
INVESTMENT IN SUBSIDIARIES	9,333,447	8,155,857
DEFERRED INCOME TAX	811,976	669,772
OTHER ASSETS	690,855	533,919

TOTAL ASSETS	$15,647,082	$13,060,835

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$2,183,562	$1,859,891
MORTGAGE LOAN PAYABLE	1,294,400	1,340,000
DEFERRED COMPENSATION	2,062,783	1,613,111

TOTAL LIABILITIES	5,540,745	4,813,002

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2013 and 2012, respectively	391,814	373,743
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2013 and 2012, respectively	1,130,946	1,078,785
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2013 and zero at December 31, 2012	1,040,242
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 546 and 565 shares at December 31, 2013 and 2012, respectively	488,282	460,630
Class B Redeemable Common Shares, no par value—authorized, 100,000 shares; issued and outstanding, 7,889 and 7,770 shares at December 31, 2013 and 2012, respectively	7,055,053	6,334,675

Total redeemable preferred and common shares	10,106,337	8,247,833

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 93,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$15,647,082	$13,060,835

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 41 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

For the Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
REVENUES
Management fees from Subsidiaries	$11,029,944	$9,531,143	$8,076,160
Investment income	16,536	7,502	7,480
Administrative fees	713,915	273,251	249,034

Total revenues	11,760,395	9,811,896	8,332,674

EXPENSES
Insurance expense:
Salaries and benefit expense	6,626,586	5,603,918	4,995,472
Other insurance expense	5,043,160	3,956,496	3,358,799

Total expenses	11,669,746	9,560,414	8,354,271

INCOME (LOSS) BEFORE INCOME TAX	90,649	251,482	(21,597)

PROVISION (BENEFIT) FOR INCOME TAX:
Current	226,519	284,933	56,839
Deferred	(134,903)	(187,044)	(35,493)

Total	91,616	97,889	21,346

(Loss) Income before undistributed income of subsidiaries	(967)	153,593	(42,943)
Undistributed income of subsidiaries	1,282,573	1,164,424	633,857

NET INCOME	$1,281,606	$1,318,017	$590,914

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap		6,900	7,448
Change in the fair value of investments	(104,983)	143,369	10,800
Reclassification adjustment for gains included in undistributed income		(22,708)	(11,511)
Conversion of investments from Held-to-Maturity to Available-for-Sale			41,987

Total other comprehensive income held by subsidaries	(104,983)	127,561	48,724

Change in the fair value of investments	(4,712)
Change in the fair value of interest rate swap	(9,466)	(27,242)

TOTAL COMPREHENSIVE INCOME	$1,162,445	$1,418,336	$639,638

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 41 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II—Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

For the Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,281,606	$1,318,017	$590,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	110,567
Loss on disposal of property	56,495
Undistributed income of subsidiaries	(1,282,573)	(1,164,424)	(633,857)
Deferred income taxes	(134,903)	(187,044)	(35,493)
Deferred compensation	675,195	542,630	225,551
Effects of changes in operating assets and liabilities:
Accrued investment income	(4,349)
Intercompany accounts receivables	34,003	(403,074)	9,784
Other assets	(151,936)	5,839	24,187
Other payables and accruals	339,117	684,596	268,936

Net cash provided by operating activities	923,222	796,540	450,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(885,902)
Acquisition of property and equipment	(187,427)
Acquisition of property from subsidiary		(1,886,004)
Investment, other	(5,000)	(40,000)

Net cash used in investing activities	(1,078,329)	(1,926,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(45,600)
Borrowing of mortgage note		1,340,000
Advance to subsidiaries		(605,478)
Dividends from subsidiaries to finance real estate		360,000
Repurchase of redeemable shares	(264,031)	(137,891)	(128,153)
Issuance of redeemable shares	1,096,959	1,044,245
Additional contribution with share exchange			21,828
Dividends paid	(392,196)	(260,426)	(16,577)

Net cash provided by (used in) financing activities	395,132	1,740,450	(122,902)

INCREASE IN CASH	240,025	610,986	327,120
CASH AND CASH EQUIVALENTS—Beginning of year	1,135,718	524,732	197,612

CASH AND CASH EQUIVALENTS—End of year	$1,375,743	$1,135,718	$524,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$52,000
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$130,219	$160,024	$71,310
Dividends payable (in other payables and accruals)			16,323
Redeemed common shares issued in lieu of cash payment of deferred compensation	225,522	125,902	120,913
Deferred restricted shares units issued in lieu of cash dividend	52,042	28,210
Class A redeemable common shares exchanged for Class B redeemable common shares	5,672	9,819	1,232
Redeemable provider preferred shares exchanged for Class B redeemable common shares			205,166

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 41 and the notes to the Condensed Financial Statements.

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

2. TRANSACTIONS WITH SUBSIDIARIES

Transfer of real estate

In December 2012, the Dental Care Plus, Inc. subsidiary transferred real estate to the parent totaling approximately $1,886,000.

Management Fee

Through intercompany service agreements approved, if required, by state regulatory agencies, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, investment and cash administration, marketing, legal, finance, executive management oversight and other operating expenses.

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $92,000, $80,000, and $75,000, for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

There were no dividends declared or paid to the parent company in 2013. In 2012, the parent company received a dividend from the Dental Care Plus, Inc. subsidiary in the amount of $360,000 to finance a portion of the real estate purchase from Dental Care Plus, Inc.

There were no investment in subsidiaries in 2013. In 2012, the parent company advanced approximately $605,000 into Dental Care Plus, Inc.

Reconciliation of Investment in Subsidiaries

	2013	2012
Investment in Subsidiaries—January 1	$8,155,857	$6,618,394

Undistributed income of subsidiaries	1,282,573	1,164,424
Total other comprehensive income held by subsidiaries	(104,983)	127,561
Advance to subsidiaries		605,478
Dividends from subsidiaries to finance real estate		(360,000)

Increase in Investment in Subsidiary	1,177,590	1,537,463

Investment in Subsidiaries—December 31	$9,333,447	$8,155,857

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III—Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2013

(amounts in thousands)

	2013	2012	2011
Deferred policy acquisition cost(a)	$2,190	$1,184	$1,408

Claims payable(a)	$2,220	$2,136	$2,801

Unearned premium(a)	$35,395	$19,792	$22,457

Other policy claims and benefits payable(a)	$3,088	$2,105	$2,212

Premium revenues
Fully-insured dental HMO/ Indemnity	$46,656	$43,844	$42,527
Fully-insured dental PPO	13,494	11,429	9,557
Self-insured dental	25,641	24,380	23,650
Corporate, All Other	572	500	493

	$86,363	$80,153	$76,227

Investment income(a)	$164	$128	$111

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$35,024	$33,399	$33,463
Fully-insured dental PPO	10,695	9,363	8,543
Self-insured dental	22,043	20,974	20,345

	$67,762	$63,736	$62,351

Amortization of deferred policy acquisition cost(a)	$3,862	$3,592	$3,921

Other operating expense(a)	$12,928	$11,018	$9,196

Premium written
Fully-insured dental(a)	$75,363	$52,650	$45,242

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV—Reinsurance

For each of the Three Years in the Period ended December 31, 2013

(amounts in thousands)

	2013		2012		2011
Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$46,656		$43,844		$42,527
Fully-insured dental PPO		13,456		11,240		9,298
Self-insured dental		25,641		24,380		23,650
Corporate, All Other		572		500		493

		$86,325		$79,964		$75,968

Ceded earned premium amounts to other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO
Self-insured dental
Corporate, All Other

	$		$		$

Assumed amounts from other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO		$38		$189		$259
Self-insured dental
Corporate, All Other

		$38		$189		$259

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$46,656		$43,844		$42,527
Fully-insured dental PPO		13,494		11,429		9,557
Self-insured dental		25,641		24,380		23,650
Corporate, All Other		572		500		493

		$86,363		$80,153		$76,227

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V—Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
Year ended December 31, 2013:
Allowance for Uncollectible Accounts Receivable	$55,163	24,256	71,733	$7,686
Year ended December 31, 2012:
Allowance for Uncollectible Accounts Receivable	$15,293	72,788	32,918	$55,163
Year ended December 31, 2011:
Allowance for Uncollectible Accounts Receivable	$8,116	31,203	24,026	$15,293

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 20, 2014	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 20, 2014	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 20, 2014	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 20, 2014	/s/ Roger M. Higley
Roger M. Higley
Vice Chairman of the Board of Directors

March 20, 2014	/s/ David A. Kreyling
David A. Kreyling
Secretary

March 20, 2014	/s/ Michael J. Carl
Michael Carl
Treasurer

March 20, 2014	/s/ Fred H. Peck
Fred H. Peck
Assistant Treasurer

March 20, 2014	/s/ Jack M. Cook
Jack M. Cook
Director

March 20, 2014	/s/ Donald J. Peak
Donald J. Peak
Director

March 20, 2014	/s/ James E. Kroeger
James E. Kroeger
Director

March 20, 2014	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 20, 2014	/s/ James T. Foley
James Foley
Director

March 20, 2014	/s/ Mark E. Bronson
Mark E. Bronson
Director

March 20, 2014	/s/ Robert E. Hamilton
Robert E. Hamilton
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
3.4	Amendment to Amended and Restated Articles of Incorporation of DCP Holding Company effective January 3, 2012 (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K current report filed on January 6, 2012)
3.5	Amendment to Amended and Restated Articles of Incorporation of DCP Holding Company effective January 9, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K current report filed on January 16, 2013)
3.6	Second Amended and Restated Articles of Incorporation of DCP Holding Company effective January 9, 2014 (incorporated by reference to Exhibit 3(a) to the Company’s Form 8-K current report filed on January 15, 2014)
3.7	Second Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3(b) to the Company’s current report filed on January 15, 2014).
10.1	Eighth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on June 18, 2013)*
10.2	Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*
10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*
10.6	Restricted Share Unit (RSU) Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. and RSU Award to Robert C. Hodgkins, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on April 6, 2012)*
10.7	Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K current report filed on July 21, 2010)
10.8	Preferred Shares Purchase Agreement between DCP Holding Company and Cincinnati Financial Corporation dated as of January 4, 2012 (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K current report filed January 6, 2012)
10.9	Preferred Shares Purchase Agreement between DCP Holding Company and Cincinnati Financial Corporation dated as of January 11, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed January 16, 2013)
10.10	Restricted Shares Unit (RSU) Agreement between DCP holding Company and Robert C. Hodgkins, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report fled June 18, 2013)*.
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith
101	Financial information and Notes to Financial Statements for the year-ended December 31, 2013 formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensation plan arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.