Form 10-Q
period 2014-03-31
DCP Holding CO
filed 2014-05-15
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51954

_______________

DCP Holding Company

(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

100 Crowne Point Place	45241
Sharonville, Ohio	(Zip Code)
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (513) 554-1100

_______________

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

As of March 31, 2014, there were 541 and 7,755 of the Registrant’s Class A and Class B Redeemable Common Shares outstanding, respectively.

i

Item 1. Financial Statements

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $7,992,000 and $6,986,000 at March 31, 2014 and December 31, 2013, respectively	$8,144,745	$7,068,365
Short-term investments, available for sale at fair value, amortized cost of $264,000 and $260,000 at March 31, 2014 and December 31, 2013, respectively	264,312	261,244
Total investments	8,409,057	7,329,609
CASH AND CASH EQUIVALENTS	6,509,151	8,105,859
ACCRUED INVESTMENT INCOME	45,498	53,287
ACCOUNTS RECEIVABLE, including uncollected premiums of $674,107 and $719,755, net of allowance of $12,964 and $7,686 at March 31, 2014 and December 31, 2013, respectively	50,381,946	34,530,021
DEFERRED ACQUISITION COSTS	3,221,978	2,190,462
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,805,092 and $2,728,361 at March 31, 2014 and December 31, 2013, respectively	2,570,978	2,473,285
OTHER ASSETS	2,534,074	2,220,582
TOTAL ASSETS	$73,672,682	$56,903,105

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,678,586	$2,219,725
UNEARNED PREMIUM REVENUE	51,068,033	35,395,337
OTHER PAYABLES AND ACCRUALS	6,322,573	5,445,258
MORTGAGE LOAN PAYABLE	1,282,700	1,294,400
CAPITAL LEASE OBLIGATION	354,787	379,265
DEFERRED COMPENSATION	2,085,807	2,062,783
TOTAL LIABILITIES	63,792,486	46,796,768
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED AND COMMON SHARES:
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at March 31, 2014 and December 31, 2013, respectively	389,564	391,814
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2014 and December 31, 2013, respectively	1,124,451	1,130,946
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2014 and December 31, 2013	1,034,268	1,040,242
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares;issued and outstanding, 541 and 546 shares at March 31, 2014 and December 31, 2013, respectively	478,130	488,282
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares;issued and outstanding, 7,755 and 7,889 shares at March 31, 2014 and December 31, 2013, respectively	6,853,783	7,055,053
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued none
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none

Total redeemable preferred and common shares	9,880,196	10,106,337

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$73,672,682	$56,903,105

See notes to unaudited condensed consolidated financial statements.

 DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

REVENUES
Premium revenue	$22,636,426	$20,849,247
Investment income	54,434	33,937
Realized gains on investments, net	2,942
Other income	15,576	15,697
Total revenues	22,709,378	20,898,881

EXPENSES
Healthcare services expense	18,076,672	16,954,278
Insurance expense:
Salaries and benefits expense	1,814,013	1,469,796
Commission expenses and other acquisition costs	1,240,160	739,999
Other insurance expense	1,383,135	1,594,492
Total insurance expense	4,437,308	3,804,287
Total expenses	22,513,980	20,758,565

INCOME BEFORE INCOME TAX	195,398	140,316

INCOME TAX EXPENSE	81,071	49,363

NET INCOME	114,327	90,953

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax of $6,460 and $5,841, respectively	12,540	11,339
Change in the fair value of investments, net of income tax of $24,421 and ($7,626), respectively	47,407	(14,802)
Reclassification adjustment for gains included in net income, net of tax of $1,000	(1,942)
Total other comprehensive income (loss)	58,005	(3,463)

TOTAL COMPREHENSIVE INCOME	$172,332	$87,490

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable shares	$114,327	$90,953
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	80,549	85,957
Loss on disposal of property		26,972
Realized gain on investments, net	(2,942)
Deferred compensation	77,765	228,087
Effects of changes in operating assets and liabilities:
Accrued investment income	7,789	10,988
Accounts receivable	(15,851,925)	(34,560,177)
Deferred acquisition costs	(1,031,516)	(2,206,077)
Other assets	(342,371)	(88,755)
Claims payable	458,861	1,131,272
Unearned premium revenue	15,672,696	34,773,348
Other payables and accruals	884,558	1,573,745

Net cash provided by operating activities	67,791	1,066,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,184,395)	(499,439)
Sales and maturities of investments	175,955	275,023
Investment, other	(5,000)
Acquisition of property and equipment	(184,701)	(142,027)

Net cash used in investing activities	(1,198,141)	(366,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(11,700)	(11,400)
Payments on capital lease	(24,478)	(30,030)
Repurchase of redeemable shares	(100,965)	(24,473)
Redeemable shares issued		1,009,472
Dividends paid	(329,215)	(300,226)

Net cash (used in) provided by financing activities	(466,358)	643,343

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,596,708)	1,343,213

CASH AND CASH EQUIVALENTS—Beginning of period	8,105,859	8,530,758

CASH AND CASH EQUIVALENTS—End of period	$6,509,151	$9,873,971

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$14,400	$13,700
Cash paid for income taxes	480,000	210,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$153,256	$172,238
Class A redeemable common shares exchanged for Class B redeemable common shares		4,900
Capital lease obligation		93,173
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	54,741
Deferred restricted shares in lieu of cash dividend	40,712	52,042
Purchased property and equipment (included in other payables and accruals)	1,890	112,880

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and Subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2013 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 20, 2014. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2013. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses, among others. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $51,068,000 and $35,395,000 at March 31, 2014 and December 31, 2013, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $49,708,000 and $33,810,000 at March 31, 2014 and December 31, 2013, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,360,000 and $1,585,000 at March 31, 2014 and December 31, 2013, respectively. Management has determined that as of March 31, 2014 and December 31, 2013, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Third-party administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis and included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. ASO fees also include the administrative fees the Company earns relative to the dental PPO, dental indemnity and vision products that are underwritten by third-party insurance carriers.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,052,000 and $3,155,000 and amortized approximately $1,021,000 and $949,000 of these capitalized costs for the three months ended March 31, 2014 and 2013, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

Claims Payable—The Company estimates liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries.  These estimates meet actuarial standards of practice and are also recorded in accordance with generally accepted accounting principles.  Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed monthly by management and are adjusted based on current information, actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations in the condensed consolidated statement of comprehensive income.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,250,000 as of March 31, 2014 and December 31, 2013. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $64,000 and $60,000 as of March 31, 2014 and December 31, 2013, respectively. The Company invests in investment grade corporate bonds with an amortized cost of approximately $6,943,000 and $5,936,000 as of March 31, 2014 and December 31, 2013, respectively. The investment grade corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

At March 31, 2014, the Company has one-hundred seventeen investment grade corporate bonds with fair values totaling approximately $7,086,000, which consist of ninety-five different securities each with a credit rating of A- or better totaling approximately $5,732,000. The remaining twenty-two securities, totaling approximately $1,354,000, had a credit rating of between BBB+ and BBB-. The weighted average yield-to-cost of the Company’s investment grade corporate bonds was approximately 2.84% at March 31, 2014. The weighted average maturity of the Company’s investment grade corporate bonds was 5.42 years at March 31, 2014. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $3,000 of realized gains for the three months ended March 31, 2014. There were no material realized gains or losses for the three months ended March 31, 2013.

At March 31, 2014 and December 31, 2013, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
March 31, 2014	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$200,000	$200,159	2.4%
Greater than 1 year (Six certificates of deposit and one-hundred seveteen corporate bonds)	7,992,640	8,144,745	97.6%

Total	$8,192,640	$8,344,904	100.0%

	Available-for-Sale
December 31, 2013	Amortized Cost	Fair Value	% of Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$200,000	$201,027	2.8%
Greater than 1 year (Six certificates of deposit and one-hundred eight corporate bonds)	6,986,176	7,068,365	97.2%

Total	$7,186,176	$7,269,392	100.0%

Investments classified at March 31, 2014 and December 31, 2013 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
March 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$64,153			$64,153
Certificates of deposit, short term	200,000	$159		200,159
Certificates of deposit, fixed maturities	1,050,000	9,522	$(393)	1,059,129
Corporate bonds, fixed maturities	6,942,640	166,630	(23,654)	7,085,616

Total investments	$8,256,793	$176,311	$(24,047)	$8,409,057

	Available-for-Sale
December 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Money market fund	$60,217			$60,217
Certificates of deposit, short term	200,000	$1,027		201,027
Certificates of deposit, fixed maturities	1,050,000	8,693	$(1,625)	1,057,068
Corporate bonds, fixed maturities	5,936,176	128,023	(52,902)	6,011,297

Total investments	$7,246,393	$137,743	$(54,527)	$7,329,609

Unrealized losses on investments at March 31, 2014 and December 31, 2013 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year as of March 31, 2014 and December 31, 2013.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended March 31, 2014			Three months ended March 31, 2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$85,588	$29,101	$56,487	$251,796	$85,614	$166,182
Other comprehensive income (loss) before reclassification	71,829	24,422	47,407	(22,428)	(7,626)	(14,802)
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(2,942)	(1,000)	(1,942)
Effect on other comprehensive income (loss)	68,887	23,422	45,465	(22,428)	(7,626)	(14,802)
Accumulated unrealized gains, net, on investments available for sale, end of period	$154,475	$52,523	$101,952	$229,368	$77,988	$151,380

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(55,618)	$(18,911)	$(36,707)	$(41,275)	$(14,034)	$(27,241)
Other comprehensive income before reclassification	19,000	6,460	12,540	17,180	5,841	11,339
Effect on other comprehensive income	19,000	6,460	12,540	17,180	5,841	11,339
Accumulated unrealized losses, net, on investments available for sale, end of period	$(36,618)	$(12,451)	$(24,167)	$(24,095)	$(8,193)	$(15,902)

Accumulated other comprehensive income, beginning of period	$29,970	$10,190	$19,780	$210,521	$71,580	$138,941
Change in unrealized gains (losses), net, on investments available for sale	68,887	23,422	45,465	(22,428)	(7,626)	(14,802)
Change in unrealized gains, net, on interest rate swap	19,000	6,460	12,540	17,180	5,841	11,339
Effect on other comprehensive income	87,887	29,882	58,005	(5,248)	(1,785)	(3,463)
Accumulated other comprehensive income, end of period	$117,857	$40,072	$77,785	$205,273	$69,795	$135,478

5.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the liability awards and is recognized as expense over the vesting periods and is included in total insurance expense in the condensed consolidated statements of comprehensive income. The fair value of the liability awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings currently.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $45,000 and $24,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2014 and 2013, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

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

The Company has a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards which will vest if established Company performance criteria are achieved over a three year period.

The deferred compensation expense related to these awards is recorded over the applicable vesting period. The Company recorded deferred compensation expense of approximately $94,000 and $185,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there is approximately $546,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

In February 2014 and 2013, the Board declared a per share cash dividend for all Class A and Class B redeemable common shares in the amounts of $35.77 and $32.60 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $41,000 and $52,000 in February 2014 and February 2013, respectively.

The fair value of the awards is calculated based on the book value per redeemable common share. The weighted average grant date fair value of the awards granted in the three months ended March 31, 2014 and 2013 were $894 and $961, respectively. At March 31, 2014 and December 31, 2013, the deferred compensation liability was approximately $2,086,000 and $2,063,000, respectively.

The following is a summary of activity of non-vested awards for the three months ended March 31, 2014 and 2013:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2014			644.6	$830
Granted	238.0	$894	178.0	894
Forfeited			(24.6)	914
Non-vested awards at March 31, 2014	238.0	$894	798.0	$842

Non-vested awards at January 1, 2013			535.8	$746
Granted	224.0	$885	203.0	1,046
Non-vested awards at March 31, 2013	224.0	$885	738.8	$828

The following is a summary of activity of vested awards for the three months ended March 31, 2014 and 2013:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price

Vested awards at January 1, 2014	806.7	$886	408.5	$920

Share based dividend	32.5	887	13.4	887
Redeemed vested awards			(76.2)	887

Vested awards at March 31, 2014	839.2	$869	345.7	$869

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price

Vested awards at January 1, 2013	876.0	$815	339.7	$840
			.
Share based dividend	34.5	828	13.4	828

Vested awards at March 31, 2013	910.5	$817	353.1	$840

6.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $4,559,000 and $3,895,000 for the three months ended March 31, 2014 and 2013, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013

	Revenues- External Customers	Healthcare Services Expense	Total	Revenues- External Customers	Healthcare Services Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$11,947	$9,258	$2,689	$11,591	$9,161	$2,430
Fully-insured dental PPO	3,892	3,127	765	3,213	2,738	475
Self-insured dental	6,632	5,692	940	5,910	5,055	855
Corporate, all other	165		165	135		135
Total	$22,636	$18,077	4,559	$20,849	$16,954	3,895

Investment income			54			34
Realized gains on investments, net			3
Other income			16			16

Insurance expense			4,437			3,805

Income before income tax			$195			$140

Total assets-corporate			$73,673

Inter-segment revenues were not significant for the three months ended March 31, 2014 and 2013.

7.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended March 31, 2014 was approximately $81,000 with an effective tax rate of 41.5%. The income tax expense for the three months ended March 31, 2013 was approximately $49,000 with an effective tax rate of 35.2%. The increase in the effective tax rate for the 2014 quarter compared to the 2013 quarter is the result of the new 2014 federal premium tax assessment that is not deductible for federal tax purposes. Tax years subsequent to 2010 remain open to examination by the Internal Revenue Service (“IRS”), and 2009 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

8.	FAIR VALUE MEASUREMENTS

The Company classifies the assets and liabilities that require measurement of fair value on a recurring basis based on the priority of the observable and market-based sources of data into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

●	Level 1 – Valuations based on quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
●

Level 2 – Valuations based on significant other observable inputs other than those included in Level 1 such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

●

Level 3 – Valuations based on unobservable inputs such as when observable inputs are not available or inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014			December 31, 2013
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$1,059	$1,059		$1,057	$1,057
Investment grade corporate bonds		7,086	7,086		6,011	6,011
Short-term investments
Money market fund	$64		64	$60		60
Federally-Insured certificates of deposit		200	200		201	201
Deferred compensation investments (a)
Equity mutual fund investments	451		451	419		419
State guarantee fund deposits (b)
Government securities	230		230	230		230
Federally-Insured certificates of deposit		50	50		50	50
Total	$745	$8,395	$9,140	$709	$7,319	$8,028

Liabilities
Interest rate swap (c)		$34	$34		$56	$56
Total		$34	$34		$56	$56

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

As of March 31, 2014 and December 31, 2013, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. As of March 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of March 31, 2014, we had approximately 329,400 members in our dental and vision benefit programs with approximately 2,700 dentists participating in our dental HMO network and approximately 2,900 dentists participating in our dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members have access to approximately 2,400 additional dentists in Ohio, Kentucky and Indiana and approximately 41,100 additional dentists throughout the United States.

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

Strategy

Our strategy focuses on providing solutions to employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members and participating dentists. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

In our original eight county service area, our non-exclusive dental HMO provider network includes over 95% of the dental providers in the market. In that market, our dental HMO provides the broad provider access of a dental PPO along with effective utilization and cost control features.

Highlights

–

We had net income of approximately $114,000 for the three months ended March 31, 2014 (the “2014 quarter”) compared to net income of approximately $91,000 for the three months ended March 31, 2013 (the “2013 quarter”). The increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of approximately $665,000 in the 2014 quarter compared to the 2013 quarter due to higher fully insured membership and higher premium rates in the 2014 quarter. This increase in net income was offset by an increase in insurance expense of $633,000 in the 2014 quarter compared to the 2013 quarter.

–

Our dental and vision product membership increased by approximately 10,200 members to approximately 329,400 members for the 2014 quarter. This membership increase from December 31, 2013 is due to an increase in fully-insured dental HMO/IND membership of approximately 1,100 members, an increase in fully-insured dental PPO membership of approximately 5,300 members, an increase in self-insured membership of approximately 3,000 members, and an increase in corporate, all other membership of approximately 800 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 81.3% in the three months ended March 31, 2013 to 79.9% in the three months ended March 31, 2014. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

–

In March 2014, we paid a dividend of $35.77 per share to all holders of Redeemable Class A and Class B Common Shares. We paid a dividend of $32.60 per share to all holders of Redeemable Class A and Class B Common Shares in March 2013.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2014 quarter and the 2013 quarter.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of March 31, 2014	As of March 31, 2013	Change
Membership:
Fully-insured dental HMO/IND	154,100	152,800	0.9%
Fully-insured dental PPO	55,900	45,700	22.3%
Self-insured dental	91,400	88,200	3.6%
Corporate, all other	28,000	26,500	5.7%
Total membership	329,400	313,200	5.2%

	Three months ended March 31, 2014	Three months ended March 31, 2013	Change
Premium revenue:
Fully-insured dental HMO/IND	$11,947	$11,591	3.1%
Fully-insured dental PPO	3,892	3,213	21.1%
Self-insured dental	6,632	5,910	12.2%
Corporate, all other	165	135	22.2%
Total premium revenue	22,636	20,849	8.6%

Investment income	54	34	58.8%
Realized gains on investments, net	3		*
Other income	16	16	0.0%
Total revenue	22,709	20,899	8.7%

Healthcare services expense:
Fully-insured dental HMO/IND	9,258	9,161	1.1%
Fully-insured dental PPO	3,127	2,738	14.2%
Self-insured dental	5,692	5,055	12.6%
Corporate, all other			*

Total healthcare service expense	18,077	16,954	6.6%

Insurance expense	4,437	3,805	16.6%

Income tax expense	81	49	65.3%

Net income	$114	$91	25.3%

* not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $356,000 in the 2014 quarter compared to the 2013 quarter, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 1.7%, from $25.37 PMPM in the 2013 quarter to $25.81 PMPM in the 2014 quarter due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $679,000 in the 2014 quarter compared to the 2013 quarter, and fully-insured dental PPO premium on a PMPM basis increased by 0.4%, from $23.59 PMPM in the 2013 quarter to $23.68 PMPM in the 2014 quarter due to rate increases obtained on renewal business.

Fully-insured dental HMO/IND healthcare services expense increased by $97,000 in the 2014 quarter compared to the 2013 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.2% from $20.05 PMPM in the 2013 quarter to $20.00 in the 2014 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $119,000. A decrease in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $22,000. This decrease is the result of a decrease in utilization of approximately $161,000 offset by an increase of $139,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2014.

Fully-insured dental PPO healthcare services expense increased by $389,000 in the 2014 quarter compared to the 2013 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 5.4%, from $20.11 PMPM in the 2013 quarter to $19.02 PMPM in the 2014 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $567,000. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis of $178,000. This decrease was the result of lower healthcare services utilization in the 2014 quarter compared to the 2013 quarter of approximately $229,000, offset by the increase in healthcare services expense on a PMPM basis of $50,000 due to the 1.5% increase to the fee schedules effective January 1, 2014.

Self-insured healthcare services expense increased by $637,000 in the 2014 quarter compared to the 2013 quarter, and self-insured healthcare services expense on a PMPM basis increased by 8.4% from $19.14 PMPM in the 2013 quarter to $20.75 PMPM in the 2014 quarter. The higher level of self-insured healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $441,000. In addition, an increase in dental PPO healthcare services expense of $196,000 was due to an increase in membership volume in the 2014 quarter compared to the 2013 quarter.

Insurance expense increased by $633,000 in the 2014 quarter compared to the 2013 quarter. This insurance expense increase is primarily attributable to higher salaries & wages, broker commission expense, and deferred compensation expense in the 2014 quarter compared to the 2013 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 19.6% for the 2014 quarter compared to 18.3% for the 2013 quarter.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 1,300 members as of March 31, 2014 from March 31, 2013. This membership increase is primarily attributable to an increase of approximately 1,500 fully-insured dental HMO members, offset by the loss of approximately 200 fully-insured dental indemnity members. The increase in fully-insured dental HMO/IND membership is primarily the result of new sales of approximately 9,300 members, offset by the loss of approximately 7,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully insured dental PPO membership increased by approximately 10,200 members as of March 31, 2014 from March 31, 2013. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 12,900 members, offset by the loss of approximately 2,700 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our self-insured dental membership increased by approximately 3,200 members as of March 31, 2014 from March 31, 2013. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 1,500 members as of March 31, 2014 from March 31, 2013. Our vision plan membership increased by approximately 1,500 members, and the dental indemnity members underwritten by a third party insurance carrier remained constant.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2014 quarter increased by approximately $356,000 compared to the 2013 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $206,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2014 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $150,000. The fully-insured dental HMO/IND segment represents approximately 52.8% of our total dental business.

Fully-insured dental PPO premium revenue for the 2014 quarter increased by approximately $679,000 compared to the 2013 quarter. Fully-insured dental PPO premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $14,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO membership in the 2014 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $665,000. The fully-insured dental PPO segment represents approximately 17.2% of our total dental business.

Total self-insured dental revenue for the 2014 quarter increased approximately $722,000 compared to the 2013 quarter. Self-insured dental revenue increased by approximately $493,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2014 quarter resulted in an increase in new self-insured revenue of approximately $229,000. The self-insured dental segment represents approximately 29.3% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2014 quarter increased approximately $703,000, or 12.6%, to approximately $6,291,000 in the 2014 quarter from approximately $5,588,000 in the 2013 quarter. Self-insured claim revenue increased by approximately $216,000 due to new self-insured sales. In addition, self-insured claim revenue increased approximately $487,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2014 quarter.

Self-Insured ASO Fees - Self-insured ASO fees for the 2014 quarter increased approximately $19,000, or 5.9%, to approximately $341,000 in the 2014 quarter from approximately $322,000 in the 2013 quarter. Self-insured ASO fees increased by approximately $13,000 due to the new self-insured product sales and by approximately $6,000 due to an increase in average self-insured ASO fee rates for the 2014 quarter compared to the 2013 quarter.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $30,000 in the 2014 quarter compared to the 2013 quarter. The corporate, all other segment represents approximately 0.7% of our total dental business.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $97,000 in the 2014 quarter compared to the 2013 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.2% from $20.05 PMPM in the 2013 quarter to $20.00 in the 2014 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $119,000. A decrease in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $22,000. This decrease is the result of a decrease in utilization of approximately $161,000 offset by an increase of $139,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2014.

Fully-insured dental PPO healthcare services expense for the 2014 quarter increased approximately $389,000 compared to the 2013 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $567,000 related to the increase in fully-insured dental PPO membership discussed above. This was offset by a decrease in fully-insured dental PPO healthcare services expense of approximately $178,000 resulting from a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis from $20.11 in the 2013 quarter to $19.02 in the 2014 quarter. This decrease was the result of lower healthcare services utilization in the 2014 quarter compared to the 2013 quarter of approximately $229,000, offset by the increase in healthcare services expense on a PMPM basis of $50,000 due to the 1.5% increase to the fee schedules effective January 1, 2014.

Self-insured dental healthcare services expense for the 2014 quarter increased approximately $637,000 compared to the 2013 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $196,000. In addition, an increase of approximately $441,000 of self-insured dental healthcare services expense is the result of an increase in the self-insured healthcare services expense on a PMPM basis from $19.14 in the 2013 quarter to $20.75 in the 2014 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2014 quarter increased approximately $633,000 compared to the 2013 quarter. The higher consolidated insurance expense for the 2013 quarter was primarily due to salaries & wages resulting from the hiring of additional full-time employees in our central Ohio expansion market, higher broker commission and other acquisition costs, and higher deferred compensation expense. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 19.6% for the 2014 quarter compared to 18.3% for the 2013 quarter.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended March 31, 2014 was approximately $81,000 with an effective rate of 41.5%. The income tax expense for the three months ended March 31, 2013 was approximately $49,000 with an effective tax rate of 35.2%. The increase in the effective tax rate for the 2014 quarter compared to the 2013 quarter is the result of the new 2014 federal premium tax assessment that is not deductible for federal tax purposes. Tax years subsequent to 2010 remain open to examination by the Internal Revenue Service (“IRS”), and 2009 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $1,597,000, or 19.7%, during the 2014 quarter to approximately $6,509,000 as of March 31, 2014 from approximately $8,106,000 as of December 31, 2013. The change in cash for the 2014 and 2013 quarters is summarized as follows (in thousands):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Net cash provided by operating activities	$67	$1,066
Net cash used in investing activities	(1,198)	(366)
Net cash (used in) provided by financing activities	(466)	643
(Decrease) Increase in cash and cash equivalents	$(1,597)	$1,343

Cash Flows from Operating Activities

In the 2014 quarter, approximately $67,000 was provided by operating activities. We had net income of approximately $114,000. This income is primarily the result of higher gross profit (total revenue less healthcare services expense) in the 2014 quarter compared to the 2013 quarter that was offset by higher insurance expense in the 2014 quarter compared to the 2013 quarter.

Unearned premium revenue and unbilled accounts receivable increased significantly with the renewal of the large block of fully-insured business as of January 1, 2014, with certain fully-insured groups renewing for two years. Due to increased claims activity and the timing of our payments, our claims payable liability increased by approximately $459,000. Other payables and accrued expenses increased by approximately $885,000, primarily due to an increase in accrued premium tax of $596,000, which is due to the current year assessment of state premium tax as well as the implementation of the new federal premium tax implemented in 2014 as a result of the Affordable Care Act. These cash balance increases were offset by an increase in deferred acquisition costs of approximately $1,032,000 and an increase in deferred compensation of approximately $78,000. As disclosed in the condensed consolidated statements of cash flows, we paid $480,000 of federal income taxes in the 2014 quarter that related to our 2013 extension payment and 2014 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2013 quarter.

Cash Flows from Investing Activities

In the 2014 quarter, we invested approximately $185,000 in building improvements, furniture and fixtures and computer equipment, the majority of which was related to the development of new software modules for the individual dental products we plan to launch in October 2014. During the 2014 quarter, we made purchases totaling approximately $1,184,000 of investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2014 quarter, we had institutional money market sales that together totaled approximately $176,000.

Cash Flows from Financing Activities

In the 2014 quarter, we made scheduled principal payments of approximately $12,000 related to our office building mortgage and scheduled payments of approximately $24,000 related to our capital leases. During the 2014 quarter, we repurchased Common Shares with a value of approximately $101,000 and issued no Redeemable Common Shares to participating dentists. We also paid dividends of approximately $297,000 to holders of our Redeemable Common Shares and approximately $32,000 to holders of our Redeemable Institutional Preferred Shares in the 2014 quarter.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2013 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2014.

Financial Condition

Our consolidated cash and short-term investments were approximately $6.8 million as of March 31, 2014 and approximately $8.4 million as of December 31, 2013. The decrease in cash and short-term investments was primarily due to the cash used in investing activities of approximately $1,198,000. This use of cash was primarily the result of our election to invest an additional $1.1 million in investment grade corporate bonds and in part the result of the cash used in financing activities of approximately $466,000. This use of cash was offset by cash provided by operating activities of approximately $67,000. We expect to generate positive cash flow from operations during the balance of 2014. Based on total expenses for the three months ended March 31, 2014, we estimate that we had approximately 27 days of cash and short-term investments on hand at March 31, 2014. In addition, the Company has access to approximately $8.1 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95%. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2014 quarter or the 2013 quarter. As of March 31, 2014 and December 31, 2013, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2014. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2014 quarter or the 2013 quarter. At March 31, 2014 and December 31, 2013, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2014. We expect to renew this line of credit at its maturity. In addition, the Company obtained an irrevocable letter of credit for $10,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2014. At March 31, 2014 and December 31, 2013, there was no amount outstanding on the irrevocable letter of credit obligation.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2014 and December 31, 2013, respectively.

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

Our largest subsidiary, Dental Care Plus Inc., (“DCP"), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. During 2014, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $860,000. There were no dividends declared or paid by DCP in the 2014 or 2013 quarters.

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

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2013, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of December 31, 2013, we considered actual paid claim data from January 2014. As a result, we were able to use the completion factors approach for all historical months at December 31, 2013.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2014 quarter for the claims trend factor used to estimate incurred claims for March 31, 2014 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of March 31, 2014 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)

(Decrease) Increase In Factor		Estimated claims payable liability as of 3/31/2014	(Decrease) Increase In Factor		Estimated claims payable liability as of 3/31/2014

(0.5)%		$ 2,954,480	(5)%		$ 2,453,585
0%	(estimate used)	2,678,586	0%	(estimate used)	2,678,586
0.5%		2,539,300	5%		2,903,587

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

In 2014, our first quarter healthcare services expense on a PMPM basis was higher than the first quarter of 2013. This increase is primarily the result of an increase attributable to the 1.5% increase to the fee schedules effective January 1, 2014.

Based on our healthcare services expense on a PMPM basis that adjusts the quarterly healthcare services expense for membership volume changes, we have observed that the utilization of our dental plan members is somewhat variable. In general, claims on a PMPM basis are lower in the second and fourth quarter than in the first quarter and the third quarter. The higher third quarter claim level on a PMPM basis is primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year. The following shows these trends in tabular form:

	Healthcare Service Expense

	2014		2013

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$18,077	$20.05	$16,954	$19.78
Second Quarter			16,742	19.46
Third Quarter			18,238	20.98
Fourth Quarter			15,828	18.15

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

At March 31, 2014 and December 31, 2013, respectively, our investment portfolio consisted of approximately $64,000 and $60,000 of institutional money market funds. Our portfolio also included approximately $7,086,000 and $6,011,000 of investment grade corporate bonds and approximately $1,259,000 and $1,258,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2014 and December 31, 2013, respectively. In 2013, we instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At March 31, 2014, our portfolio included approximately $4,476,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $290,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $265,000 increase in fair value. The investment grade corporate bonds and certificates of deposits are all classified as available-for-sale.

At March 31, 2014 and December 31, 2013, we had a mortgage note with a bank with an outstanding principal balance of $1,283,000 and $1,294,000, respectively, with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2013 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2013 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 5 Class A Redeemable Common Shares and 134 Class B Redeemable Common Shares during the three months ended March 31, 2014 as follows:

Period	Total Class A shares purchased	Total Class B shares purchased	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2014	4(a)	123(a)	$894.29	0	N/A
February 1 – February 28, 2014	0	0	N/A	0	N/A
March 1 – March 31, 2014	1(a)	11(a)	$868.91	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1	Second Amended and Restated Articles of Incorporation of DCP Holding Company (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed on January 15, 2014)

3.2	Second Amended and Restated Articles of Incorporation of DCP Holding Company (incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on January 15, 2014)

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

May 15, 2014	By: /s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
Principal Executive Officer

May 15, 2014	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Item

3.1	Second Amended and Restated Articles of Incorporation of DCP Holding Company (incorporated by reference to Exhibit 3(a) to the Company’s Current Report on Form 8-K filed on January 15, 2014)

3.2	Second Amended and Restated Articles of Incorporation of DCP Holding Company (incorporated by reference to Exhibit 3(b) to the Company’s Current Report on Form 8-K filed on January 15, 2014)

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language).