Form 10-Q
period 2014-09-30
DCP Holding CO
filed 2014-11-13
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, there were 535, 7,676 and 121 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $7,633,000 and $6,986,000 at September 30, 2014 and December 31, 2013, respectively	$7,772,874	$7,068,365
Short-term investments, available for sale at fair value, cost of $500,000 and $260,000 at September 30, 2014 and December 31, 2013, respectively	546,023	261,244
Total investments	8,318,897	7,329,609
CASH AND CASH EQUIVALENTS	7,387,780	8,105,859
ACCRUED INVESTMENT INCOME	53,117	53,287
ACCOUNTS RECEIVABLE, including uncollected premiums of $832,418 and $719,755, net of allowance of $8,976 and $7,686 at September 30, 2014 and December 31, 2013, respectively	39,373,284	34,530,021
DEFERRED ACQUISITION COSTS	2,500,534	2,190,462
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,961,206 and $2,728,361 at September 30, 2014 and December 31, 2013, respectively	2,733,650	2,473,285
OTHER ASSETS	2,369,432	2,220,582
TOTAL ASSETS	$62,736,694	$56,903,105

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,662,553	$2,219,725
UNEARNED PREMIUM REVENUE	40,111,985	35,395,337
OTHER PAYABLES AND ACCRUALS	5,370,552	5,445,258
MORTGAGE LOAN PAYABLE	1,259,300	1,294,400
CAPITAL LEASE OBLIGATION	288,563	379,265
DEFERRED COMPENSATION	2,345,840	2,062,783
TOTAL LIABILITIES	52,038,793	46,796,768

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at September 30, 2014 and December 31, 2013, respectively	407,297	391,814
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2014 and December 31, 2013, respectively	1,175,636	1,130,946
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2014 and December 31, 2013	1,081,348	1,040,242
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 535 and 546 shares at September 30, 2014 and December 31, 2013, respectively	515,841	488,282
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 7,676 and 7,889 shares at September 30, 2014 and December 31, 2013, respectively	7,401,112	7,055,053
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 121 and zero shares at September 30, 2014 and December 31, 2013, respectively	116,667
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	10,697,901	10,106,337

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$62,736,694	$56,903,105

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUES
Premium revenue	$23,578,225	$22,613,692	$69,065,776	$64,878,290
Investment income	57,648	42,947	165,145	115,881
Realized gains on investments, net	25,456		28,277
Other income	15,576	13,237	46,728	45,906
Total revenues	23,676,905	22,669,876	69,305,926	65,040,077

EXPENSES
Healthcare services expense	18,640,591	18,238,159	54,685,254	51,933,947
Insurance expense:
Salaries and benefits expense	1,539,841	1,493,450	5,052,395	4,367,545
Commission expenses and other acquisition costs	1,269,215	1,062,492	3,815,808	2,950,084
Other insurance expense	1,345,086	1,688,256	4,312,220	4,879,451
Total insurance expense	4,154,142	4,244,198	13,180,423	12,197,080
Total expenses	22,794,733	22,482,357	67,865,677	64,131,027

INCOME BEFORE INCOME TAX	882,172	187,519	1,440,249	909,050

INCOME TAX EXPENSE	366,718	66,135	598,720	320,003

NET INCOME	515,454	121,384	841,529	589,047

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax expense (benefit) of ($1,295), ($285), $12,388 and $2,361, respectively	(2,513)	(553)	24,049	4,583
Change in the fair value of investments, net of income tax expense (benefit) of ($26,904), $3,554, $29,006 and ($64,827), respectively	(52,225)	6,898	56,307	(125,840)
Reclassification adjustment for gains included in net income, net of tax expense of $8,655 and $9,615, respectively	(16,801)		(18,662)
Total other comprehensive income (loss)	(71,539)	6,345	61,694	(121,257)

TOTAL COMPREHENSIVE INCOME	$443,915	$127,729	$903,223	$467,790

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income on redeemable shares	$841,529	$589,047
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	245,008	282,247
Loss on disposal of property		56,495
Realized gain on investments, net	(28,277)
Deferred compensation	458,583	372,130
Effects of changes in operating assets and liabilities:
Accrued investment income	170	(3,869)
Accounts receivable	(4,843,263)	(22,509,747)
Deferred acquisition costs	(310,072)	(1,429,052)
Other assets	(187,966)	(157,351)
Claims payable	442,828	156,975
Unearned premium revenue	4,716,648	22,582,901
Other payables and accruals	(75,184)	862,751

Net cash provided by operating activities	1,260,004	802,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,323,185)	(3,570,750)
Sales and maturities of investments	1,418,716	1,084,496
Investment, other	(5,000)	(5,000)
Acquisition of property and equipment	(505,876)	(441,418)

Net cash used in investing activities	(1,415,345)	(2,932,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(35,100)	(34,200)
Payments on capital lease	(90,702)	(101,104)
Repurchase of redeemable shares	(174,594)	(74,501)
Redeemable shares issued	130,948	1,096,959
Dividends paid	(393,290)	(361,539)

Net cash (used in) provided by financing activities	(562,738)	525,615

DECREASE IN CASH AND CASH EQUIVALENTS	(718,079)	(1,604,530)

CASH AND CASH EQUIVALENTS—Beginning of period	8,105,859	8,530,758

CASH AND CASH EQUIVALENTS—End of period	$7,387,780	$6,926,228

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$37,900	$42,200
Cash paid for income taxes	825,000	490,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$180,304	$180,228
Class A redeemable common shares exchanged for Class B redeemable common shares		5,672
Capital lease obligation		93,173
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	175,526	11,120
Deferred restricted shares in lieu of cash dividend	40,712	52,042
Purchased property and equipment (included in other payables and accruals)		13,352

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The condensed consolidated interim financial statements included in this report have been prepared by DCP Holding Company and Subsidiaries (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2013 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2013 filed with the Commission on March 20, 2014. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $40,112,000 and $35,395,000 at September 30, 2014 and December 31, 2013, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $38,541,000 and $33,810,000 at September 30, 2014 and December 31, 2013, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,571,000 and $1,585,000 at September 30, 2014 and December 31, 2013, respectively. Management has determined that as of September 30, 2014 and December 31, 2013, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Investments—The Company invests in certificates of deposit, corporate bonds and money market funds. The Company classifies all investments as available-for-sale. The Company engages a fixed income portfolio manager to manage the Company’s investment grade and non-investment grade corporate bonds, under the Company’s direction, in order to maximize investment returns. Such investments are recorded at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. The Company recognizes gains and losses when these securities have other than temporary impairment, mature or are sold using the specific identification method.

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $866,000 and $744,000 and amortized approximately $1,031,000 and $969,000 of these capitalized costs for the three months ended September 30, 2014 and 2013, respectively. The Company capitalized deferred acquisition costs of approximately $3,394,000 and $4,307,000 and amortized approximately $3,085,000 and $2,878,000 of these capitalized costs for the nine months ended September 30, 2014 and 2013, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

Claims Payable—The Company estimates liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries.  These estimates meet actuarial standards of practice and are also recorded in accordance with generally accepted accounting principles.  Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed monthly by management and are adjusted based on current information, actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations in the condensed consolidated statements of comprehensive income.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,050,000 and $1,250,000 as of September 30, 2014 and December 31, 2013, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $42,000 and $60,000 as of September 30, 2014 and December 31, 2013, respectively. The Company invests in corporate bonds with an amortized cost of approximately $7,083,000 and $5,936,000 as of September 30, 2014 and December 31, 2013, respectively. The corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

The Company owned 112 corporate bonds at September 30, 2014, which consist primarily of investment grade securities. At September 30, 2014, total bond fair value was approximately $7,220,000, which consists of 70 different securities each with a credit rating of AA+ or better totaling approximately $5,204,000. The remaining 42 securities, totaling approximately $2,016,000, had a credit rating of between BB+ and B-. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.18% at September 30, 2014. The weighted average maturity of the Company’s corporate bonds was 5.28 years at September 30, 2014. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $25,000 and $28,000 of realized gains for the three and nine months ended September 30, 2014, respectively. There were no material realized gains or losses for the three and nine months ended September 30, 2013.

At September 30, 2014 and December 31, 2013, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of
September 30, 2014	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$500,000	$503,770	6.1%
Greater than 1 year (Three certificates of deposit and 112 corporate bonds)	7,633,063	7,772,874	93.9%

Total	$8,133,063	$8,276,644	100.0%

	Available-for-Sale
	Amortized	Fair	% of
December 31, 2013	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$200,000	$201,027	2.8%
Greater than 1 year (Six certificates of deposit and 108 corporate bonds)	6,986,176	7,068,365	97.2%

Total	$7,186,176	$7,269,392	100.0%

Investments classified at September 30, 2014 and December 31, 2013 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2014	Cost	Gain	Loss	Value

Money market fund	$42,253			$42,253
Certificates of deposit, fixed maturities	1,050,000	$7,374		1,057,374
Corporate bonds, fixed maturities	7,083,063	166,910	$(30,703)	7,219,270

Total investments	$8,175,316	$174,284	$(30,703)	$8,318,897

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gain	Loss	Value

Money market fund	$60,217			$60,217
Certificates of deposit, short term	200,000	$1,027		201,027
Certificates of deposit, fixed maturities	1,050,000	8,693	$(1,625)	1,057,068
Corporate bonds, fixed maturities	5,936,176	128,023	(52,902)	6,011,297

Total investments	$7,246,393	$137,743	$(54,527)	$7,329,609

Unrealized losses on investments at September 30, 2014 and December 31, 2013 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year as of September 30, 2014 and December 31, 2013.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	September 30, 2014			September 30, 2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$247,209	$84,051	$163,158	$50,677	$17,233	$33,444
Other comprehensive income (loss) before reclassification	(79,129)	(26,904)	(52,225)	10,452	3,554	6,898
Reclassification adjustment for realized investment gains included in realized gains on investments, net	(25,456)	(8,655)	(16,801)
Effect on other comprehensive income (loss)	(104,585)	(35,559)	(69,026)	10,452	3,554	6,898
Accumulated unrealized gains, net, on investments available for sale, end of period	$142,624	$48,492	$94,132	$61,129	$20,787	$40,342

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(15,373)	$(5,228)	$(10,145)	$(33,493)	$(11,388)	$(22,105)
Other comprehensive income before reclassification	(3,808)	(1,295)	(2,513)	(838)	(285)	(553)
Effect on other comprehensive income	(3,808)	(1,295)	(2,513)	(838)	(285)	(553)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(19,181)	$(6,523)	$(12,658)	$(34,331)	$(11,673)	$(22,658)

Accumulated other comprehensive income, beginning of period	$231,836	$78,823	$153,013	$17,184	$5,845	$11,339
Change in unrealized gains (losses), net, on investments available for sale	(104,585)	(35,559)	(69,026)	10,452	3,554	6,898
Change in unrealized gains, net, on interest rate swap	(3,808)	(1,295)	(2,513)	(838)	(285)	(553)
Effect on other comprehensive income	(108,393)	(36,854)	(71,539)	9,614	3,269	6,345
Accumulated other comprehensive income, end of period	$123,443	$41,969	$81,474	$26,798	$9,114	$17,684

	Nine months ended			Nine months ended
	September 30, 2014			September 30, 2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$85,588	$29,101	$56,487	$251,796	$85,614	$166,182
Other comprehensive income (loss) before reclassification	85,313	29,006	56,307	(190,667)	(64,827)	(125,840)
Reclassification adjustment for realized investment gains included in realized gains on investments, net	(28,277)	(9,615)	(18,662)
Effect on other comprehensive income (loss)	57,036	19,391	37,645	(190,667)	(64,827)	(125,840)
Accumulated unrealized gains, net, on investments available for sale, end of period	$142,624	$48,492	$94,132	$61,129	$20,787	$40,342

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(55,618)	$(18,911)	$(36,707)	$(41,275)	$(14,034)	$(27,241)
Other comprehensive income before reclassification	36,437	12,388	24,049	6,944	2,361	4,583
Effect on other comprehensive income	36,437	12,388	24,049	6,944	2,361	4,583
Accumulated unrealized losses, net, on interest rate swap, end of period	$(19,181)	$(6,523)	$(12,658)	$(34,331)	$(11,673)	$(22,658)

Accumulated other comprehensive income, beginning of period	$29,970	$10,190	$19,780	$210,521	$71,580	$138,941
Change in unrealized gains (losses), net, on investments available for sale	57,036	19,391	37,645	(190,667)	(64,827)	(125,840)
Change in unrealized gains, net, on interest rate swap	36,437	12,388	24,049	6,944	2,361	4,583
Effect on other comprehensive income	93,473	31,779	61,694	(183,723)	(62,466)	(121,257)
Accumulated other comprehensive income, end of period	$123,443	$41,969	$81,474	$26,798	$9,114	$17,684

5.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the vesting periods and is included in total insurance expense in the condensed consolidated statements of comprehensive income. The fair value of the awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $29,000 and $13,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2014 and 2013, respectively. The Company recorded expense of approximately $102,000 and $51,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2014 and 2013, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company.

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

The deferred compensation expense related to these awards is recorded over the applicable vesting period. The Company recorded deferred compensation expense of approximately $145,000 and $74,000 related to deferred share awards and the change in the value of phantom shares for the three months ended September 30, 2014 and 2013, respectively. The Company recorded deferred compensation expense of approximately $406,000 and $359,000 related to deferred share awards and the change in the value of phantom shares for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there is approximately $276,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

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

The fair value of the awards is calculated based on the book value per redeemable common share. The weighted average grant date fair value of the awards granted in the nine months ended September 30, 2014 and 2013 were $894 and $957, respectively. At September 30, 2014 and December 31, 2013, the deferred compensation liability was approximately $2,346,000 and $2,063,000, respectively.

The following is a summary of activity of non-vested awards for the nine months ended September 30, 2014 and 2013:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2014			644.6	$830
Granted	252.0	$894	67.0	894
Vested	(7.0)	894
Forfeited			(24.6)	914
Non-vested awards at September 30, 2014	245.0	$894	687.0	$833

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Weighted Average Grant Date Fair Value

Non-vested awards at January 1, 2013			535.8	$746
Granted	252.0	$885	203.0	1,046
Vested	(14.0)	885
Forfeited			(21.0)	871
Non-vested awards at September 30, 2013	238.0	$885	717.8	$827

The following is a summary of activity of vested awards for the nine months ended September 30, 2014 and 2013:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price

Vested awards at January 1, 2014	806.7	$886	408.5	$920

Share based dividend	32.5	887	13.4	887
Vested during the year	7.0	884
Redeemed vested awards			(76.2)	887
Converted to Redeemable Common Shares	(7.0)	884

Vested awards at September 30, 2014	839.2	$929	345.7	$929

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Weighted Average Vested price

Vested awards at January 1, 2013	876.0	$815	339.7	$840
			.
Share based dividend	34.5	828	13.4	828
Vested during the year	14.0	794
Redeemed vested awards	(103.8)	794
Converted to Redeemable Common Shares	(14.0)	794

Vested awards at September 30, 2013	806.7	$787	353.1	$816

6.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $4,937,000 and $4,376,000 for the three months ended September 30, 2014 and 2013, respectively. The Company’s gross profit was approximately $14,381,000 and $12,944,000 for the nine months ended September 30, 2014 and 2013, respectively

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2014			September 30, 2013

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$11,885	$9,230	$2,655	$11,685	$9,128	$2,557
Fully-insured dental PPO	4,222	3,095	1,127	3,413	2,735	678
Self-insured dental	7,313	6,316	997	7,367	6,375	992
Corporate, all other	158		158	149		149
Total	$23,578	$18,641	4,937	$22,614	$18,238	4,376

Investment income			58			43
Realized gains on investments, net			25
Other income			16			13

Insurance expense			4,154			4,244

Income before income tax			$882			$188

Total assets-corporate			$62,737

	Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$35,836	$27,559	$8,277	$34,941	$26,943	$7,998
Fully-insured dental PPO	12,247	9,476	2,771	9,932	8,148	1,784
Self-insured dental	20,507	17,650	2,857	19,575	16,843	2,732
Corporate, all other	476		476	430		430
Total	$69,066	$54,685	14,381	$64,878	$51,934	12,944

Investment income			165			116
Realized gains on investments, net			28
Other income			47			46

Insurance expense			13,180			12,197

Income before income tax			$1,441			$909

Total assets-corporate			$62,737

   Inter-segment revenues were not significant for the three and nine months ended September 30, 2014 and 2013.

7.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended September 30, 2014 was approximately $367,000 with an effective rate of 41.6%. The income tax expense for the three months ended September 30, 2013 was approximately $66,000 with an effective tax rate of 35.3%. The income tax expense for the nine months ended September 30, 2014 was approximately $599,000 with an effective rate of 41.6%. The income tax expense for the nine months ended September 30, 2013 was approximately $320,000 with an effective tax rate of 35.2%. The increase in the effective tax rate for the 2014 period compared to the 2013 period is the result of the new 2014 federal premium tax assessment that is not deductible for federal tax purposes. Tax years subsequent to 2010 remain open to examination by the Internal Revenue Service (“IRS”), and 2009 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014				December 31, 2013
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$554	$554			$1,057	$1,057
Investment grade corporate bonds			6,772	6,772			6,011	6,011
Non-investment grade corporate bonds			448	448
Short-term investments
Money market fund		$42		42		$60		60
Federally-Insured certificates of deposit			504	504			201	201
Deferred compensation investments (a)
Equity mutual fund investments		505		505		419		419
State guarantee fund deposits (b)
Government securities		229		229		230		230
Federally-Insured certificates of deposit			50	50			50	50
Total		$776	$8,328	$9,104		$709	$7,319	$8,028

Liabilities
Interest rate swap (c)			$19	$19			$56	$56
Total	$		$19	$19	$		$56	$56

(a) Included as a trading security in other assets

(b) Included in other assets

(c) Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair value hierarchy. Examples include government securities and mutual fund equity securities. The Company primarily bases fair value for investments in fixed-maturity securities on quoted market prices or on prices from a pricing vendor, an outside resource that supplies independent securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Such items are classified as Level 2 of the fair value hierarchy. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

As of September 30, 2014 and December 31, 2013, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. As of September 30, 2014 and December 31, 2013, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, we offer dental HMO, dental indemnity, dental PPO and vision PPO benefit plans and related services, primarily to employer groups of two or more employees. As of September 30, 2014, we had approximately 333,400 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network and approximately 3,100 dentists participating in our dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, our dental PPO members have access to approximately 2,400 additional dentists in Ohio and Indiana and approximately 42,000 additional dentists throughout the United States.

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

Highlights

–

We had net income of approximately $515,000 for the three months ended September 30, 2014 (the “2014 quarter”) compared to net income of approximately $121,000 for the three months ended September 30, 2013 (the “2013 quarter”). In addition, we had net income of approximately $842,000 for the nine months ended September 30, 2014 (the “2014 period”) compared to net income of approximately $589,000 for the nine months ended September 30, 2013 (the “2013 period”). The increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of approximately $1,437,000 in the 2014 period compared to the 2013 period. This increase was offset by an increase in insurance expense of approximately $983,000 and an increase in income tax expense of approximately $279,000 in the 2014 period compared to the 2013 period.

–

To date in 2014, our dental and vision product membership increased by approximately 14,200 members to approximately 333,400 members at September 30, 2014. This membership increase from December 31, 2013 is due to an increase in fully-insured dental HMO/IND membership of approximately 800 members, an increase in fully-insured dental PPO membership of approximately 9,500 members, an increase in self-insured membership of approximately 3,100 members, and an increase in corporate, all other membership of approximately 800 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 80.0% in the nine months ended September 30, 2013 to 79.2% in the nine months ended September 30, 2014. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

–

In March 2014, we paid a dividend of $35.77 per share to all holders of Redeemable Class A and Class B Common Shares. We paid a dividend of $32.60 per share to all holders of Redeemable Class A and Class B Common Shares in March 2013.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2014 quarter and the 2013 quarter, the 2014 period and the 2013 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	September 30, 2014	September 30, 2013	Change
Membership:
Fully-insured dental HMO/IND	153,800	152,200	1.1%
Fully-insured dental PPO	60,100	48,500	23.9%
Self-insured dental	91,500	88,300	3.6%
Corporate, all other	28,000	26,700	4.9%
Total membership	333,400	315,700	5.6%

	Three months ended	Three months ended
	September 30, 2014	September 30, 2013	Change
Premium revenue:
Fully-insured dental HMO/IND	$11,885	$11,685	1.7%
Fully-insured dental PPO	4,222	3,413	23.7%
Self-insured dental	7,313	7,367	(0.7%)
Corporate, all other	158	149	6.0%
Total premium revenue	23,578	22,614	4.3%

Investment income	58	43	34.9%
Realized gains on investments, net	25		*
Other income	16	13	23.1%
Total revenue	23,677	22,670	4.4%

Healthcare services expense:
Fully-insured dental HMO/IND	9,230	9,128	1.1%
Fully-insured dental PPO	3,095	2,735	13.2%
Self-insured dental	6,316	6,375	(0.9%)
Corporate, all other			*
Total healthcare service expense	18,641	18,238	2.2%

Insurance expense	4,154	4,244	(2.1%)

Income tax expense	367	67	447.8%

Net income	$515	$121	325.6%

* not meaningful

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	Change
Premium revenue:
Fully-insured dental HMO/IND	$35,836	$34,941	2.6%
Fully-insured dental PPO	12,247	9,932	23.3%
Self-insured dental	20,507	19,575	4.8%
Corporate, all other	476	430	10.7%
Total premium revenue	69,066	64,878	6.5%

Investment income	165	116	42.2%
Realized gains on investments, net	28		*
Other income	47	46	2.2%
Total revenue	69,306	65,040	6.6%

Healthcare services expense:
Fully-insured dental HMO/IND	27,559	26,943	2.3%
Fully-insured dental PPO	9,476	8,148	16.3%
Self-insured dental	17,650	16,843	4.8%
Corporate, all other			*
Total healthcare service expense	54,685	51,934	5.3%

Insurance expense	13,180	12,197	8.1%

Income tax expense	599	320	87.2%

Net income	$842	$589	43.0%

* not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $895,000 in the 2014 period compared to the 2013 period, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 1.6%, from $25.44 PMPM in the 2013 period to $25.86 PMPM in the 2014 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $2,315,000 in the 2014 period compared to the 2013 period, and fully-insured dental PPO premium on a PMPM basis decreased by 0.9%, from $23.68 PMPM in the 2013 period to $23.47 PMPM in the 2014 period due to the lower premium rates associated with the on-exchange fully-insured dental PPO business offset by rate increases obtained on group renewal business. Self-insured dental premium revenue increased by $932,000 in the 2014 period compared to the 2013 period.

Fully-insured dental HMO/IND healthcare services expense increased by $616,000 in the 2014 period compared to the 2013 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.4% from $19.62 PMPM in the 2013 period to $19.89 PMPM in the 2014 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $243,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $373,000. This increase is the result of an increase of $407,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2014, offset by a decrease attributable to lower utilization of approximately $34,000.

Fully-insured dental PPO healthcare services expense increased by $1,328,000 in the 2014 period compared to the 2013 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 6.5%, from $19.43 PMPM in the 2013 period to $18.16 PMPM in the 2014 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,484,000. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis of $156,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental PPO healthcare services expense of approximately $298,000 in the 2014 period compared to the 2013 period. This decrease in healthcare utilization was offset by the increase in healthcare services expense of $142,000 due to the 1.5% increase to the fee schedules effective January 1, 2014.

Self-insured healthcare services expense increased by $807,000 in the 2014 period compared to the 2013 period, and self-insured healthcare services expense on a PMPM basis increased by 1.3% from $21.21 PMPM in the 2013 period to $21.48 PMPM in the 2014 period. The higher level of self-insured healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $223,000. In addition, an increase in self-insured healthcare services expense of $584,000 was due to an increase in membership volume in the 2014 period compared to the 2013 period.

Insurance expense increased by $983,000 in the 2014 period compared to the 2013 period. This insurance expense increase is primarily attributable to higher salaries and wages, broker commission expense, and federal premium tax in the 2014 period compared to the 2013 period. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 19.0% for the 2014 period compared to 18.8% for the 2013 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 1,600 members as of September 30, 2014 from September 30, 2013. This membership increase is primarily attributable to an increase of approximately 800 fully-insured dental HMO members and an increase of approximately 800 fully-insured dental indemnity members. The increase in fully-insured dental HMO/IND membership is primarily the result of new sales of approximately 9,400 members, offset by the loss of approximately 7,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A portion of the fully-insured dental HMO membership losses were the result of corporate acquisitions where our employer group customers moved to the new parent company benefit plans and some of our membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully insured dental PPO membership increased by approximately 11,600 members as of September 30, 2014 from September 30, 2013. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 16,600 members, offset by the loss of approximately 5,000 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our membership fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our self-insured dental membership increased by approximately 3,200 members as of September 30, 2014 from September 30, 2013. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 1,300 members as of September 30, 2014 from September 30, 2013. Our vision plan membership increased by approximately 1,300 members, and the dental indemnity members underwritten by a third party insurance carrier remained constant.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2014 quarter increased by approximately $200,000 compared to the 2013 quarter. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $189,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2014 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $11,000.

Fully-insured dental HMO/IND premium revenue for the 2014 period increased by approximately $895,000 compared to the 2013 period. Fully-insured dental HMO/IND premium rate increases negotiated with employer groups at their renewals resulted in an increase of approximately $579,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2014 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $316,000. The fully-insured dental HMO/IND segment represents approximately 52% of our total dental business.

Fully-insured dental PPO premium revenue for the 2014 quarter increased by approximately $809,000 compared to the 2013 quarter. Fully-insured dental PPO premium rate changes negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $86,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2014 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $460,000. The addition of the fully-insured on-exchange dental PPO membership resulted in an increase in fully-insured dental PPO premiums of approximately $263,000.

Fully-insured dental PPO premium revenue for the 2014 period increased by approximately $2,315,000 compared to the 2013 period. Fully-insured dental PPO premium rate changes negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $97,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2014 period resulted in an increase in fully-insured dental PPO premiums of approximately $1,612,000. The addition of the fully-insured on-exchange dental PPO membership resulted in an increase in fully-insured dental PPO premiums of approximately $606,000. The fully-insured dental PPO segment represents approximately 18% of our total dental business.

Total self-insured dental revenue for the 2014 quarter decreased approximately $54,000 compared to the 2013 quarter. Self-insured dental revenue decreased by approximately $301,000 due to a decrease in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2014 quarter resulted in an increase in new self-insured revenue of approximately $247,000.

Total self-insured dental revenue for the 2014 period increased approximately $932,000 compared to the 2013 period. Self-insured dental revenue increased by approximately $254,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2014 period resulted in an increase in new self-insured revenue of approximately $678,000. The self-insured dental segment represents approximately 30% of our total dental business.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2014 quarter decreased approximately $72,000, or 1.0%, to approximately $6,978,000 in the 2014 quarter from approximately $7,050,000 in the 2013 quarter. Self-insured claim revenue increased by approximately $237,000 in the 2014 quarter due to new self-insured sales. In addition, self-insured claim revenue decreased approximately $308,000 as a result of a decrease in self-insured claim revenue on a PMPM basis in the 2014 quarter. Self-insured claim revenue for the 2014 period increased approximately $873,000, or 4.7%, to approximately $19,492,000 in the 2014 period from approximately $18,619,000 in the 2013 period. Self-insured claim revenue increased by approximately $645,000 in the 2014 period due to new self-insured sales. In addition, self-insured claim revenue increased approximately $228,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2014 period.

Self-Insured ASO Fees - Self-insured ASO fees for the 2014 quarter increased approximately $18,000, or 5.7%, to approximately $335,000 in the 2014 quarter from approximately $317,000 in the 2013 quarter. Self-insured ASO fees for the 2014 period increased approximately $59,000, or 6.2%, to approximately $1,015,000 in the 2014 period from approximately $956,000 in the 2013 period. Self-insured ASO fees increased by approximately $33,000 due to the new self-insured product sales and by approximately $26,000 due to an increase in average self-insured ASO fee rates for the 2014 period compared to the 2013 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $46,000 in the 2014 period compared to the 2013 period. The corporate, all other segment represents approximately 0.7% of our total dental business.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $102,000 in the 2014 quarter compared to the 2013 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.0% from $19.91 PMPM in the 2013 quarter to $20.12 in the 2014 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $8,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $94,000. This increase is the result of an increase of $137,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2014, offset by a decrease in utilization of approximately $43,000.

Fully-insured dental HMO/IND healthcare services expense increased by $616,000 in the 2014 period compared to the 2013 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.4% from $19.62 PMPM in the 2013 period to $19.89 in the 2014 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $243,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $373,000. This increase is the result of an increase of $407,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2014, offset by a decrease in utilization of approximately $34,000.

Fully-insured dental PPO healthcare services expense for the 2014 quarter increased approximately $360,000 compared to the 2013 quarter. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $369,000 related to the increase in fully-insured group dental PPO membership and an increase in fully-insured dental PPO healthcare services expense of approximately $25,000 resulting from an increase in fully-insured group dental PPO healthcare services expense on a PMPM basis from $18.76 in the 2013 quarter to $18.91 in the 2014 quarter. This increase was the result of an increase in healthcare services expense of $47,000 due to the 1.5% increase to the fee schedules effective January 1, 2014, offset by a decrease in fully-insured group dental utilization in the 2014 quarter compared to the 2013 quarter of approximately $22,000. In addition, the fully-insured dental PPO healthcare services expense for the 2014 quarter was reduced by $34,000 as a result of an adjustment to the fully-insured on-exchange dental PPO claims payable liability.

Fully-insured dental PPO healthcare services expense for the 2014 period increased approximately $1,328,000 compared to the 2013 period. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $1,323,000 related to the increase in fully-insured group dental PPO membership and approximately $161,000 related to the new fully-insured on-exchange dental PPO membership. This was offset by a decrease in fully-insured dental PPO healthcare services expense of approximately $156,000 resulting from a decrease in fully-insured group dental PPO healthcare services expense on a PMPM basis from $19.43 in the 2013 period to $19.11 in the 2014 period. This decrease was the result of lower healthcare services utilization in the 2014 period compared to the 2013 period of approximately $298,000, offset by the increase in healthcare services expense on a PMPM basis of $142,000 due to the 1.5% increase to the fee schedules effective January 1, 2014.

Self-insured dental healthcare services expense for the 2014 quarter decreased approximately $59,000 compared to the 2013 quarter. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $214,000. This increase was offset by a decrease of approximately $273,000 of self-insured dental healthcare services expense that resulted in a decrease in the self-insured healthcare services expense on a PMPM basis from $24.04 in the 2013 quarter to $23.04 in the 2014 quarter.

Self-insured dental healthcare services expense for the 2014 period increased approximately $807,000 compared to the 2013 period. The self-insured new sales resulted in an increase in self-insured dental healthcare services expense of approximately $584,000. In addition, an increase of approximately $223,000 of self-insured dental healthcare services expense is the result of an increase in the self-insured healthcare services expense on a PMPM basis from $21.21 in the 2013 period to $21.48 in the 2014 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2014 quarter decreased approximately $90,000 compared to the 2013 quarter. Consolidated insurance expense for the 2014 period increased approximately $983,000 compared to the 2013 period. The lower consolidated insurance expense for the 2014 quarter was primarily due to lower than expected other insurance expense offset by an increase salaries and wages resulting from the hiring of additional full-time employees in our central Ohio expansion market, higher broker commission and other acquisition costs, and the new federal premium tax expense in 2014. The higher consolidated insurance expense for the 2014 period was primarily due to salaries and wages resulting from the hiring of additional full-time employees in our central Ohio expansion market, higher broker commission and other acquisition costs, and the new federal premium tax expense in 2014. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was approximately 19% for the 2014 and the 2013 period.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended September 30, 2014 was approximately $367,000 with an effective rate of 41.6%. The income tax expense for the three months ended September 30, 2013 was approximately $66,000 with an effective tax rate of 35.3%. The income tax expense for the nine months ended September 30, 2014 was approximately $599,000 with an effective rate of 41.6%. The income tax expense for the nine months ended September 30, 2013 was approximately $320,000 with an effective tax rate of 35.2%. The increase in the effective tax rate for the 2014 quarter and period compared to the 2013 quarter and period is the result of the new 2014 federal premium tax assessment that is not deductible for federal tax purposes. Tax years subsequent to 2010 remain open to examination by the Internal Revenue Service (“IRS”), and 2009 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $718,000, or 8.9%, during the 2014 period to approximately $7,388,000 as of September 30, 2014 from approximately $8,106,000 as of December 31, 2013. The change in cash for the 2014 and 2013 period is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Net cash provided by operating activities	$1,260	$802
Net cash used in investing activities	(1,415)	(2,933)
Net cash (used in) provided by financing activities	(563)	526
Decrease in cash and cash equivalents	$(718)	$(1,605)

Cash Flows from Operating Activities

In the 2014 period, approximately $1,260,000 was provided by operating activities. We had net income of approximately $842,000.

Unearned premium revenue increased by approximately $4,717,000 primarily due to the renewal of the large block of fully-insured business as of January 1, 2014, with certain fully-insured groups renewing for two years. Due to increased claims activity and the timing of our payments, our claims payable liability increased by approximately $443,000. Our deferred compensation liability increased by approximately $459,000. Deferred policy acquisition costs increased by approximately $310,000, other assets increased by approximately $188,000, and other payables and accrued expenses decreased by approximately $75,000, resulting in an increase in cash flow from operations of approximately $458,000. We paid $825,000 of federal income taxes in the 2014 period that related to our 2013 extension payment and 2014 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2013 period.

Cash Flows from Investing Activities

In the 2014 period, we invested approximately $506,000 in building improvements, furniture and fixtures and computer equipment, the majority of which was related to the development of new software modules for the individual dental products launched in October 2014. During the 2014 period, we made purchases totaling approximately $2,323,000 of investment grade and non-investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2014 period, we had investment grade corporate bond sales and certificate of deposit maturities that together totaled approximately $1,419,000.

Cash Flows from Financing Activities

In the 2014 period, we made scheduled principal payments of approximately $35,000 related to our office building mortgage and scheduled payments of approximately $91,000 related to our capital leases. During the 2014 period, we repurchased Redeemable Common Shares with a value of approximately $175,000 and issued Redeemable Common Shares with proceeds of approximately $131,000. We also paid dividends of approximately $298,000 to holders of our Redeemable Common Shares and approximately $95,000 to holders of our Redeemable Institutional Preferred Shares in the 2014 period.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2013 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2014.

Financial Condition

Our consolidated cash and short-term investments were approximately $7.9 million as of September 30, 2014 and approximately $8.4 million as of December 31, 2013. The decrease in cash and short-term investments was primarily due to the cash used in investing activities of approximately $1,415,000 and cash used in financing activities of $563,000. These uses of cash were offset by cash provided by operating activities of approximately $1,260,000 and an increase in short term investments of approximately $285,000. We expect to generate positive cash flow from operations during the balance of 2014. Based on total expenses for the nine months ended September 30, 2014, we estimate that we had approximately 32 days of cash and short-term investments on hand at September 30, 2014. In addition, the Company has access to approximately $7.8 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2014 period or the 2013 period. As of September 30, 2014 and December 31, 2013, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2015. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2014 period or the 2013 period. At September 30, 2014 and December 31, 2013, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2015. We expect to renew this line of credit at its maturity. In addition, the Company obtained an irrevocable letter of credit for $10,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also has an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expires in December 2014. At September 30, 2014 and December 31, 2013, there was no amount outstanding on the irrevocable letter of credit obligation.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at September 30, 2014 and December 31, 2013.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio of investments. We invest in certificates of deposits, investment grade corporate bonds, non-investment grade corporate bonds, and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We typically do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2014 quarter for the claims trend factor used to estimate incurred claims for September 30, 2014 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of September 30, 2014 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)

		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		9/30/2014	In Factor		9/30/2014

(0.5)%		$2,875,557	(5)%		$2,462,862
0%	(estimate used)	2,662,553	0%	(estimate used)	2,662,553
0.5%		2,497,475	5%		2,862,244

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

In 2014, our first quarter healthcare services expense on a PMPM basis was higher than the first quarter of 2013. This increase is primarily the result of the 1.5% increase to the fee schedules effective January 1, 2014. In the second quarter, our healthcare services expense on a PMPM basis was 0.9% higher than in the second quarter of 2013. The increase, as a result of the 1.5% increase to the fee schedules effective January 1, 2014 was offset by increased volume in our lower cost dental PPO products. In the third quarter of 2014, our healthcare services expense on a PMPM basis was 2.6% lower than in the third quarter of 2013. The decrease is the result of a decrease in the utilization of dental services during the 2014 quarter and increased volume in our lower cost dental PPO products offset the 1.5% increase to the fee schedules effective January 1, 2014.

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

	Healthcare Service Expense

	2014		2013

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$18,077	$20.05	$16,954	$19.78
Second Quarter	17,968	19.63	16,742	19.46
Third Quarter	18,640	20.43	18,238	20.98
Fourth Quarter			15,828	18.15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

At September 30, 2014 and December 31, 2013, respectively, our investment portfolio consisted of approximately $42,000 and $60,000 of institutional money market funds. Our portfolio also included approximately $7,219,000 and $6,011,000 of corporate bonds and approximately $1,057,000 and $1,258,000 of investments in FDIC-insured bank certificates of deposits at September 30, 2014 and December 31, 2013, respectively. In 2013, we instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At September 30, 2014, our portfolio included approximately $4,540,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $268,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $235,000 increase in fair value. The investment grade corporate bonds and certificates of deposits are all classified as available-for-sale.

At September 30, 2014 and December 31, 2013, we had a mortgage note with a bank with an outstanding principal balance of $1,259,000 and $1,294,000, respectively, with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2014, we sold 20 Class B Redeemable Common Shares and 121 Class C Redeemable Common Shares with a price per share of $928.71. We repurchased and retired 2 Class A Redeemable Common Shares and 22 Class B Redeemable Common Shares during the three months ended September 30, 2014 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	1	11	0	$915.60	0	N/A
August 1 – August 31, 2014	0	0	0	N/A	0	N/A
September 1 – September 30, 2014	1	11	0	$928.71	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

November 13, 2014	By:	/s/ Anthony A. Cook
Anthony A. Cook. President, Chief Executive Officer and Director Principal Executive Officer

November 13, 2014	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr. Principal Financial Officer Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language).