Form 10-K
period 2014-12-31
DCP Holding CO
filed 2015-03-20
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2014

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

Class C Redeemable Common Shares, no par value

 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES      NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES      NO  ☒

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

YES      NO  ☒

As of June 30, 2014, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $7.5 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2014, the number of Class A, Class B and Class C Redeemable Common Shares outstanding was 537; 7,678; and 0 respectively.

The number of Class A , Class B and Class C Redeemable Common Shares, without par value, outstanding as of March 6, 2015 was 529; 7,821; and 321, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2015, into Part III, Items 10, 11, 12, 13 and 14

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. In 2014, the Company began offering low cost dental PPO plans to individuals and small groups on the federally facilitated market exchange in Ohio (“Ohio exchange”) and individual dental HMO plans in southwest Ohio. As of December 31, 2014, we had approximately 307,000 members in our dental benefit plans and approximately 28,900 members in our vision benefit plans. We market our products through a network of independent brokers and consultants.

We had 2,808 dentists participating in our dental HMO network and 3,047 dentists participating in our dental PPO network at December 31, 2014. The Company has a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, our Company dental PPO members now have access to approximately 2,500 additional dentists in our operating territories and approximately 42,700 additional dentists throughout the United States. The Company also has a network leasing arrangement with a national dental administration company for the dental PPO plans that it offered on the Ohio exchange in 2014. With this network leasing arrangement, Ohio exchange members have access to approximately 1,600 dentists in Ohio.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. We are owned and controlled primarily by 531 dentists who also participate in our Dental Care Plus plans.

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

Managed Dental Benefits Market

The following table shows the estimated 2013 and 2012 dental enrollment statistics for the United States:

	Estimated		Estimated		%
	2013	% of	2012	% of	Change
	Enrollment	Total	Enrollment	Total	2012 to 2013

Dental HMO	12,217,084	7.9%	12,355,672	8.0%	-1.1%

Dental EPO	1,466,792	0.9%	-

Dental PPO	121,041,576	78.0%	120,747,901	78.4%	0.2%

Dental Indemnity	10,550,691	6.8%	11,288,103	7.3%	-6.5%

Discount Dental	9,268,117	6.0%	9,001,155	5.8%	3.0%

Direct Reimbursement	673,393	0.4%	599,292	0.4%	12.4%

Total Commercial Dental	155,217,653	100.0%	153,992,123	100.0%	0.8%

Medicaid / SCHIP	30,725,441		29,349,567		4.7%

Other Public	5,511,293		3,920,050		40.6%

Total Publicly Funded Dental	36,236,734		33,269,617		8.9%

Estimated Total Dental	191,454,387		187,261,740		2.2%

Source: NADP & Delta Dental Association Joint Dental Benefits Report, August 2014 and September 2013

According to the National Association of Dental Plans (“NADP”), in 2013 approximately 191.5 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 61% of the U.S. population. This enrollment level represents an increase of approximately 2.2% from the estimated 2012 enrollment level of 187.3 million persons. This enrollment increase is primarily due to a 8.9% increase in publicly funded dental enrollment and in part due to a 0.8% increase in commercial dental enrollment in 2013 resulting from increases in both the dental PPO, discount dental and direct reimbursement product categories. Dental PPO product enrollment as a percentage of total commercial enrollment has decreased to 78.0% of total commercial enrollment in 2013.

The following table shows the estimated 2013 and 2012 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we had group dental business:

	Ohio
	Estimated		Estimated		%
	2013	% of	2012	% of	Change
	Enrollment	Total	Enrollment	Total	2012 to 2013

Dental HMO	353,584	5.2%	300,259	5.1%	17.8%

Dental EPO	38,933	0.6%	-

Dental PPO	4,765,709	70.9%	4,456,258	75.1%	6.9%

Dental Indemnity	137,199	2.0%	161,002	2.7%	-14.8%

Discount Dental	158,825	2.4%	128,003	2.2%	24.1%

Direct Reimbursement	11,274	0.2%	11,274	0.2%	0.0%

Medicaid / SCHIP	743,471	11.0%	616,773	10.4%	20.5%

Other Public	514,738	7.7%	257,489	4.3%	99.9%

Total Dental	6,723,733	100.0%	5,931,058	100.0%	13.4%

	Kentucky
	Estimated		Estimated		%
	2013	% of	2012	% of	Change
	Enrollment	Total	Enrollment	Total	2012 to 2013

Dental HMO	76,804	2.9%	47,831	1.9%	60.6%

Dental PPO	1,528,937	58.5%	1,440,155	57.8%	6.2%

Dental Indemnity	123,018	4.7%	136,700	5.5%	-10.0%

Discount Dental	38,826	1.5%	31,713	1.3%	22.4%

Direct Reimbursement	5,421	0.2%	5,421	0.2%	0.0%

Medicaid / SCHIP	566,878	21.7%	566,896	22.8%	0.0%

Other Public	272,369	10.4%	261,955	10.5%	4.0%

Total Dental	2,612,253	100.0%	2,490,671	100.0%	4.9%

Source: NADP & Delta Dental Association Joint Dental Benefits Reports dated August 2014 and September 2013

According to the NADP, total dental HMO enrollment in Ohio increased 17.8% in 2013 compared to 2012, whereas dental HMO enrollment in the United States decreased by approximately 1.1%. Total dental PPO enrollment in Ohio increased by 6.9% in 2013 compared to 2012, compared to the national dental PPO increase of 0.2%. In Ohio, total dental indemnity enrollment decreased by 14.8%, whereas national dental indemnity enrollment decreased by approximately 6.5%. Total discount dental enrollment in Ohio increased by 24.1%, whereas total discount dental enrollment in the United States increased less, by 3.0%. Total direct reimbursement dental enrollment in Ohio remained consistent between 2012 and 2013, whereas national direct reimbursement enrollment increased by approximately 12.4%. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio increased by 20.5% in 2013 compared to 2012, compared to the national Medicaid / SCHIP dental enrollment increase of 4.7%. Other publicly funded dental enrollment in Ohio increased by 99.9% in 2013 compared to 2012, compared to the national other publicly funded dental enrollment increase of 40.6%.

Total dental HMO enrollment in Kentucky increased 60.6% in 2013 compared to 2012, while dental HMO enrollment in the United States decreased by approximately 1.1%. Total dental PPO enrollment in Kentucky increased by 6.2% in 2013 compared to 2012, which represents a larger percentage increase than the national dental PPO increase of 0.2%. In Kentucky, total dental indemnity enrollment decreased by 10.0%, compared to a decrease in national dental indemnity enrollment of 6.5%. Total discount dental enrollment in Kentucky increased by 22.4%, whereas total discount dental enrollment in the United States increased by only 3.0%. Total direct reimbursement dental enrollment in Kentucky remained consistent between 2012 and 2013, whereas national direct reimbursement enrollment increased by approximately 12.4%. Medicaid / SCHIP dental enrollment in Kentucky remained consistent in 2013 compared to 2012, compared to the national Medicaid / SCHIP dental enrollment increase of 4.7%. Other publicly funded dental enrollment in Kentucky increased by 4.0% in 2013 compared to 2012, compared to the national publicly funded dental enrollment increase of 40.6%.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2014	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	155,200	$47,948				$47,948	52.2%
Fully-Insured Dental PPO	60,100	16,459				16,459	17.9%
Self-Insured Dental	91,700	25,549	(1)	$1,356	(2)	26,905	29.2%
Other Products	28,900	-		624	(3)	624	0.7%
Total	335,900	$89,956		$1,980		$91,936	100.00%

2013	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	153,000	$46,655				$46,655	54.0%
Fully-Insured Dental PPO	50,600	13,495				13,495	15.6%
Self-Insured Dental	88,400	24,358	(1)	$1,283	(2)	25,641	29.7%
Other Products	27,200	-		572	(3)	572	0.7%
Total	319,200	$84,508		$1,855		$86,363	100.00%

2012	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	148,500	$43,844				$43,844	54.7%
Fully-Insured Dental PPO	43,400	11,429				11,429	14.3%
Self-Insured Dental	84,400	23,131	(1)	$1,249	(2)	24,380	30.4%
Other Products	23,500	-		500	(3)	500	0.6%
Total	299,800	$78,404		$1,749		$80,153	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.
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

Our dental enrollment increased 5.1% in 2014 compared to 2013 and increased by 5.6% in 2013 compared to 2012.

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 70.1% of our total revenues for 2014. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth.

We currently market our group dental products to employers in Ohio, Kentucky and Indiana. In general, our other, non-HMO products are offered in all counties in Ohio, Kentucky and Indiana. We have not offered our group PPO product in the eight county area Dental Care Plus has been serving since 1986. This area, which we refer to as our original eight county service area, includes Butler, Clermont, Hamilton and Warren counties in Ohio, and Boone, Campbell, Kenton and Pendleton counties in Kentucky. Our products may be offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer.

Individuals may become subscribers of our group dental plans through their employers and qualified family members of these subscribers become members through such individuals. Employers may pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

Effective January 1, 2014, we commenced offering fully insured individual and small group dental PPO plans on the Ohio exchange. This new business is included in our fully insured dental PPO segment. Effective October 1, 2014, we commenced offering fully insured individual dental HMO plans in southwestern Ohio. This new business is included in our fully insured dental HMO segment.

Fully-Insured Dental HMO and Indemnity

Our fully-insured dental HMO/IND products segment includes our Dental Care Plus dental HMO and our DentaPremier dental indemnity products.

Dental Care Plus- Under our group dental HMO, premiums are paid to Dental Care Plus by the employer, and members receive access to our HMO network. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO; however, it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Under our individual dental HMO, premiums are paid to Dental Care Plus by the individual subscriber, and the subscriber and their dependents receive access to our HMO network. Dental Care Plus offers a limited number of plan designs to the individual market. The individual dental HMO plans have waiting periods on basic dental services and major dental services. If the member has been a member with Dental Care Plus within the last year, Dental Care Plus will waive these waiting periods. For the year ended December 31, 2014, fully-insured dental HMO premiums totaled approximately $46.5 million, or 50.6% of our total premiums and ASO fees.

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Members are responsible for paying standard deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2014, approximately 94% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2014, fully-insured dental indemnity premiums totaled approximately $1.4 million, or 1.6% of our total premiums and ASO fees.

Fully-Insured Dental PPO

Our fully-insured dental PPO product segment includes our DentaSelect, DentaTrust and DentaSpan dental PPO products.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten and administered by Dental Care Plus. DentaSelect members have access to our proprietary PPO network and the national dentist network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member. Employers and their participating employees typically share the cost of premiums in various contribution proportions.

DentaTrust and DentaSpan– Our individual dental PPO product for the Ohio exchange, DentaTrust, and our small group dental PPO product for the Ohio exchange, DentaSpan, are underwritten by Dental Care Plus and administered by two independent third party administrators (“TPAs”). Pediatric members under the age of 19 years old have pediatric oral health benefits that meet the requirements of the Affordable Care Act (“ACA”). Adult members have benefits that are subject to waiting periods on basic dental services and major dental services. In addition, all DentaTrust and DentaSpan members have out-of-network benefits.

For the year ended December 31, 2014, fully-insured dental PPO premiums totaled approximately $16.5 million, or 17.9% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network dentists based on a maximum allowed fee schedule. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to “self-insured” groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2014, self-insured revenue totaled approximately $26.9 million, or 29.2% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers aggregated $624,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2014.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2012, our quarterly healthcare services expense was highest in the first quarter, slightly above average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. In 2013, our quarterly healthcare services expense was slightly above average in the first quarter, lower than average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. In 2014, our quarterly healthcare services expense was above average in the first quarter, slightly below average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2014		2013		2012

	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$18,077	$20.05	$16,954	$19.78	$16,240	$19.83
Second Quarter	17,968	19.63	16,742	19.46	15,920	19.43
Third Quarter	18,640	20.43	18,238	20.98	16,092	19.61
Fourth Quarter	17,011	18.52	15,828	18.15	15,484	18.72
Calendar Year	$71,696	19.65	$67,762	19.59	$63,736	19.39

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

Effective January 1, 2014, we began offering low cost dental PPO plans on the Ohio exchange. These dental PPO plans include the pediatric oral health benefit that is one of the essential health benefits required by the ACA. The family plans also include dental coverage for adults. On January 1, 2015 we began offering these exchange certified dental PPO plans on the federally facilitated exchange in Indiana (the “Indiana exchange”) as well, and we are planning on offering these dental PPO plans in additional states in 2016 and beyond.

In the fourth quarter of 2014, we launched our individual dental HMO plans in southwestern Ohio. These dental HMO plans are offered to individual subscribers on our website. In 2015 we are planning on offering individual dental PPO plans in Ohio and offering both individual dental HMO and PPO plans in Kentucky

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium schedules, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contracts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a fully-insured retention rate of approximately 96.2% in 2014, compared to retention rates of 95.7% and 95.0% in 2013 and 2012, respectively.

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

Dentist Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain dental networks comprised of dentists who have contracted with our subsidiaries. As of December 31, 2014, we had provider contracts with 2,808 dentists operating out of 5,720 dentist office locations in our dental HMO network. Of these participating dentist office locations, there are 3,215 in Ohio, 1,828 in Kentucky, 576 in Indiana, and 101 in other states. Of the 2,808 participating dentists, 531 are shareholders who each own one or more Class A or Class B voting redeemable common shares. As of December 31, 2014, we had provider contracts with 3,047 dentists operating out of 6,344 dentist office locations in our dental PPO network. Of these participating dentist office locations, there are 3,756 in Ohio, 1,853 in Kentucky, 603 in Indiana, and 132 in other states. We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific dentists to which their employees desire access.

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

The Company has a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, Dental Care Plus dental PPO members now have access to approximately 2,500 additional dentists in our operating territories and approximately 42,700 additional dentists throughout the United States. Effective January 1, 2014, we entered into a network leasing arrangement with a national dental administration company for the dental PPO plans that we offered on the Ohio exchange in 2014. With this network leasing arrangement, our Ohio exchange members have access to approximately 1,600 dentists in Ohio.

Employees

At December 31, 2014, we had 77 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Insurance Brokers and Consultants

Many of our employer group and individual customers are represented by insurance brokers and consultants who assist these customers in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2014, approximately 58% of our business was generated by five independent brokers, one of which was responsible for generating approximately 27% of our total premium revenue.

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

Credentialing

We have a dedicated provider relations department that communicates with network dentists and performs credentialing and re-credentialing of each participating dentist. The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one or more of our existing provider networks and evaluates whether a dentist should be terminated from one or more of the provider networks if an action is filed against the dentist with a state dental board or other regulatory agency or the provider loses their medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board for consideration and appropriate action.

The national dental network management companies with which we have a network leasing agreement perform credentialing and re-credentialing of each of their participating dentists according to accepted industry standards.

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

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with medical and full-line ancillary carriers, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. Our primary competitors are Guardian, MetLife, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Other competitors include Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network dentists. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees, and members are not restricted to participating dentists. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

In 2014, our dental membership in Southwestern Ohio increased from approximately 212,100 members as of December 31, 2013 to approximately 221,800 members as of December 31, 2014. Dental membership in Northern Kentucky increased slightly from approximately 24,300 members at December 31, 2013 to approximately 24,900 at December 31, 2014. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2014, we had 1,371 dentists in our provider networks which represent approximately 95% of the licensed dentists in Southwestern Ohio and Northern Kentucky.

We have approximately 42,400 total members in the Dayton and Central Ohio markets. As of December 31, 2014, we had approximately 35,300 dental PPO members and approximately 7,100 dental HMO/IND members in the Dayton and Central Ohio markets. As of December 31, 2013, we had approximately 32,600 dental PPO members and approximately 6,500 dental HMO/IND members in the Dayton, Central Ohio markets.

As of December 31, 2014, we had approximately 1,321 dentists in both our dental HMO and dental PPO provider networks which represent approximately 59% of the licensed dentists in Southern Kentucky. As of December 31, 2014, we had approximately 500 dental HMO members and approximately 17,600 dental PPO members in our Southern Kentucky market. As of December 31, 2013, we had approximately 600 dental HMO members and approximately 16,200 dental PPO members in our Southern Kentucky market.

Customers

During 2014, approximately 9% of our total premium revenue was generated by four fully-insured employer groups. Also during 2014, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our group customers signs a standard form contract, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form contracts for fully-insured customers – one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form contracts are for one year terms. Certain contracts extend for a two-year or three-year term. The employer group customers may terminate our fully-insured customer contracts by giving 30-days’ prior written notice, yet the fully-insured customer contracts are non-cancelable by the Company during the contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving 60-days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each term, and may only be increased at renewal.

Each of our individual subscribers purchasing a policy (other than on the Ohio exchange) selects a fully-insured dental HMO plan and provides us with an electronic signature when they purchase the individual dental policy. Once the individual subscriber pays their first month premium, the subscriber can print out their identification card and their individual dental policy booklet. These individual dental policies begin on an effective date and extend for 12 months and are subject to applicable waiting periods for basic and major dental services. Individual subscribers may terminate their fully-insured policy with notice, yet the fully-insured individual policies are non-cancelable by the Company during the policy term unless the policy coverage terminates due to non-payment of premium when due.

Each of our individual subscribers on the Ohio exchange select a fully-insured dental PPO plan and provide us with an electronic signature when they purchase the individual dental policy. Once the individual subscriber pays their first month premium, we mail an individual dental policy to the subscriber. An individual dental policy purchased on the Ohio exchange will begin on an effective date in a calendar year and extend until December 31st of that calendar year and are subject to applicable waiting periods for basic and major dental services. An individual subscriber may terminate their fully-insured policy by giving 14-days’ prior written notice. The Company may cancel a policy with 30-days’ prior written notice to the subscriber in the event (1) the subscriber submits a fraudulent claim or makes a material misrepresentation; (2) the subscriber does not pay the insurance premium subject to the Centers for Medicare & Medicaid Services (“CMS”) grace period rules; (3) the Company withdraws the dental product from the exchange; or (4) the Company withdraws from the exchange’s individual market.

Our competitors on the Ohio exchange in 2014 were Anthem, Best Life Insurance Company, and Dentegra. We designed our DentaTrust and DentaSpan dental PPO plans to offer low cost dental plans with a narrow dental network at a very competitive premium rates. As of December 31, 2014, we had approximately 4,000 members in our DentaTrust and DentaSpan dental plans.

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

DCP Holding Company is a licensed TPA in Ohio, Kentucky and Indiana. Insurance Associates Plus is licensed in Ohio, Kentucky, and Indiana as an insurance agency. As such, it is required to have at least one insurance agent licensed in each of those states. If Insurance Associates Plus fails to meet this requirement in Ohio, Kentucky, or Indiana, its license could be revoked by the state. Adenta is licensed as a life and health insurance agency in Kentucky and Indiana.

NAIC Accounting Principles- In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification” or “SAP”) that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. SAP differs in some respects from accounting principles generally accepted in the United States (“GAAP”). For public reporting, we prepare consolidated financial statements in accordance with GAAP. However, certain data must also be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, statutory data frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. For example, select significant differences for the Company are:

-Similar to GAAP, deferred income taxes are provided on temporary differences between the statutory and tax bases of assets and liabilities for SAP; however, statutory deferred tax assets are limited based upon tests that determine what is an admitted asset under SAP. Under SAP, the change in deferred taxes is recorded directly to surplus as opposed to GAAP where the change is recorded to current operations.

-Deferred acquisition costs are incremental direct costs that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. For GAAP purposes, the Company defers acquisition costs and amortizes them over the estimated lives of the contracts in proportion to premiums earned. Under SAP, these acquisition costs are expensed as incurred.

-For GAAP, capital leases are recorded on the balance sheet as property and equipment with a corresponding capital lease obligation. Subsequently, depreciation expense and interest expense are recorded in current operations. SAP requires that all leases are classified as operating leases and expensed over the lease term.

Risk Based Capital- The NAIC’s Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”) provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory action. The Model Act (or similar legislation or regulation) has been adopted in states where Dental Care Plus does business. The Model Act provides for three levels of regulatory action, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

-If a company’s total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its RBC (the “Company Action Level”), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions.

-If a company’s total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its RBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed.

-If a company’s total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its RBC (the “Authorized Control Level”), the regulatory authority may place the company under the regulatory authority’s control.

-If a company’s total adjusted capital is less than or equal to 70 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under the regulatory authority’s control.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2014, filed with the Ohio Department of Insurance, reflected total adjusted capital in excess of Company Action Level RBC.

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

Anthony A. Cook, MS, MBA, 64, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 55, Vice President - Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jodi M. Fronczek, 43, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the Company since February 2010. Prior to that, she was Director of Group Benefits and Product Development (2006 – 2010), Director of Claims/Member Services (1997 - 2006), and Claims Manager (1991 – 1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associate’s degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

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

The current state of the national economy and any adverse changes in the market conditions could adversely affect our customers. As a result, our employer group customers may seek to control their employee benefit costs including their dental plan benefits, which may lead to limited rate increases, fewer new sales and the loss of some dental plan membership. These factors may affect the Company’s revenue in the near-term.

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

During 2014, approximately 9% of our total revenue was generated by four fully-insured employer groups and approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2014, approximately 58% of our business was generated by five independent brokers, one of which was responsible for generating approximately 27% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially.

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

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2014, A.M. Best upgraded our rating to B+ (Good) with a stable outlook. In July 2013, A.M. Best affirmed our B (Fair) rating. In June 2012, A.M. Best upgraded our rating from B- (Fair) to B (Fair). Prior to June 2012, Our B- (Fair) rating was annually affirmed in each year from 2006 through 2011. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

Public Policy - It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company.  On March 23, 2010, President Obama signed comprehensive healthcare reform, the Patient Protection and Affordable Care Act (“Affordable Care Act”) into law. Provisions of the Affordable Care Act will continue to become effective at various dates over the next several years. Also the provisions of this legislation may change over the course of the next one to four years as its various provisions are modified or implemented. Thus far, in the states in which we operate, the provisions of the Affordable Care Act have been inconsistently implemented which makes it difficult for a stand-alone dental plan to enroll and retain membership. In accordance with the provisions of the Affordable Care Act of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment will increase each year and is expected to be $14.3 billion in 2018. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. Our annual assessment for 2014 was approximately $333,000. We also incurred additional TPA expenses for our new on exchange dental PPO plans. Additional changes in public policy could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position even if we correctly predict their occurrence. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees.

HIPAA - The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorized the U.S. Department of Health and Human Services (“HHS”) to adopt a series of regulations designed to simplify the exchange of information electronically between health plans and health care providers and to promote efficiency within the health care industry, as well as to protect the confidentiality and security of individually identifiable health information. Pursuant to this authority, HHS has adopted a series of regulations which are applicable to “Covered Entities,” which include health care providers, health plans and health care clearinghouses (collectively the “HIPAA Regulations”). Failing to comply with these HIPAA Regulations could result in significant civil penalties.

ARRA - The American Recovery and Reinvestment Act of 2009 (“ARRA”) contained several changes to the privacy and security rules under HIPAA. These changes are contained in the Health Information Technology for Economic and Clinical Health Act (the “HITECH” Act) provisions of the ARRA, and apply to all entities subject to the HIPAA privacy rules, including group health plans sponsored by employers. First, the HITECH Act makes several provisions of the HIPAA privacy and security rules directly applicable to the business associates of a group health plan. In addition, the HITECH Act contains notification rules that apply when there is a breach of the privacy rules due to an improper disclosure of unsecured protected health information (“PHI”). Generally, if a covered entity such as a group health plan discovers that an improper disclosure of unsecured PHI has occurred, the covered entity must notify the affected individuals whose PHI was breached. Covered entities must also notify the Department of Health and Human Services (“HHS”) of breaches and, if a breach affects more than 500 residents of a state or jurisdiction, the covered entity must provide notice of the breach to a prominent media outlet serving the state or jurisdiction. In addition, a business associate must notify a covered entity when it discovers a breach of unsecured PHI. Failing to comply with the breach notification rules could result in significant civil penalties.

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

As of December 31, 2014, approximately 275 of our network dentist shareholders were 60 years old or older and these shareholders owned, in the aggregate, 4,197 of our Class A and Class B redeemable common shares. Pursuant to the Company’s Amended and Restated Code of Regulations, retiring dentists have the right to require the Company to repurchase such dentist’s common shares on the term contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within thirteen months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital.

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

Market for Redeemable Common Shares

There is no established public trading market for the Class A, Class B or Class C Redeemable Common. In addition, there are significant restrictions contained in the Company’s Code of Regulations on the ability to transfer the Class A, Class B and Class C Redeemable Common Shares.

Holders

As of December 31, 2014, there were 531 holders of Class A Redeemable Common Shares, 562 holders of Class B Redeemable Common Shares and 6 holders of Class C Redeemable Common Shares.

Dividend Policy

On February 11, 2015, our Board of Directors declared a $39.86 per share dividend for all Class A, Class B and Class C redeemable common shareholders of record on February 11, 2015, to be paid on March 27, 2015. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

In the fourth quarter of 2014, we sold 7 Class B Redeemable Common Shares and 200 Class C Redeemable Common Shares with a price per share of $964.19.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s redeemable common shares are sold and repurchased by the Company at book value. The book value of a Company redeemable common share was $997, $894, $815, $687, and $614 at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Purchases of Equity Securities

We repurchased and retired 4 Class A Redeemable Common Shares and 96 Class B Redeemable Common Shares during the three months ended December 31, 2014, as follows:

Period			Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1	–	October 31, 2014	2	46	0	$964.19	0	N/A
November 1	–	November 30, 2014	1	11	0	$982.81	0	N/A
December 1	–	December 31, 2014	1	39	0	$1,018.48	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	(All amounts in thousands)

	2014	2013	2012	2011	2010
Premium revenue	$91,936	$86,363	$80,153	$76,227	$75,515
Investment income	222	164	128	111	115
Other income and realized gains, net	92	61	102	78	65
Net income (loss)	1,341	1,282	1,318	591	(89)
Total assets	57,239	56,903	37,338	38,277	44,481
Mortgage loan payable and capital lease obligations	2,019	1,674	1,451	999	1,223
Redeemable provider preferred shares	—	—	—	—	185
Redeemable institutional preferred shares	2,709	2,563	1,453	345	326
Cash dividends declared, common and preferred	425	392	244	16	17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. In 2014, the Company began offering low cost dental PPO plans to individuals and small groups on the Ohio exchange and individual dental HMO plans in southwest Ohio. As of December 31, 2014, we had approximately 335,900 members in our dental and vision benefit programs with approximately 2,808 dentists participating in our dental HMO provider network and approximately 3,047 dentists participating in our dental PPO provider network. The Company has a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, our dental PPO members have access to approximately 2,500 additional dentists in our operating territories and approximately 42,700 additional dentists throughout the United States. The Company also has a network leasing arrangement with a national dental administration company for the dental PPO plans that it offered on the Ohio exchange in 2014. With this network leasing arrangement, Dental Care Plus Ohio exchange members have access to approximately 1,600 dentists in Ohio.

We manage our business with four reportable segments: fully-insured dental HMO/IND, fully-insured dental PPO, self-insured dental, and corporate, all other. Corporate, all other consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups. Our dental HMO and PPO products are also marketed to individual subscribers.

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

Profitability Strategy

Our strategy focuses on providing solutions for employers to the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members more choices. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic areas. We expect our dental PPO products to continue to be an important driver of growth in the years ahead.

Prior to the advent of the ACA, there was limited growth in the number of individuals enrolled in dental benefit plans. In our markets, there has been limited growth in recent years in the number of individuals enrolled in dental benefit plans. However, there has been a shift of membership out of the more expensive dental indemnity products into the dental PPO products that offer both less expensive in-network benefits and out-of-network benefits. At the same time, members have migrated away from dental HMO products with very limited provider networks. While these dental HMO products are the least expensive, employers and members have focused their attention on the dental PPO products that offer broad provider access with the cost control associated within a contracted provider network for the in-network portion of the dental services rendered. Beginning in 2014, there has been a significant increase in publicly funded dental membership that was the result of the expansion of Medicaid in certain states and the dental membership associated with state-based insurance exchanges across the country.

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

Historically, healthcare services expense has generally increased for both the fully-insured dental segment and the self-insured dental segment. We continue to review and adjust our provider fee schedules where appropriate. In 2014, insurance expenses increased by approximately 9.1% compared to 2013. In 2013, insurance expenses increased by approximately 14.9% compared to 2012. Other important factors that have an impact on our profitability are both the competitive pricing environment and market conditions. With respect to pricing, there is a tradeoff between sustaining or increasing underwriting margins versus increasing enrollment. With respect to market conditions, economies of scale have an impact on our administrative overhead. As a result of a decline in preference for more closely managed dental HMO products, dental costs have become increasingly comparable among our larger competitors. Product design and consumer involvement have become more important drivers of dental services consumption, and administrative expense efficiency is becoming a more significant driver of margin sustainability. Consequently, we continually evaluate our administrative expense structure and attempt to realize administrative expense savings principally through technology improvements.

Highlights

●

We had net income of approximately $1,341,000 for the year ended December 31, 2014 compared to net income of approximately $1,282,000 for the year ended December 31, 2013. This increase in net income is primarily the result of an increase in premium revenue of approximately $5,573,000, to $91,936,000 in 2014 from $86,363,000 in 2013, offset by an increase in healthcare services expense of approximately $3,934,000, to $71,696,000 in 2014 from $67,762,000 in 2013. This increase in gross margin of approximately $1,639,000 was offset by an increase in insurance expenses of $1,536,000, to $18,325,000 in 2014 from $16,789,000 in 2013. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 19.9% in 2014 from 19.4% in 2013.

●

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by 0.5%, to 78.0% in 2014 from 78.5% in 2013. This loss ratio decrease is primarily due to an increase in fully-insured premium rates in 2014 compared to 2013 and improved underwriting practices. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 70.1% of our total dental business.

●

Our dental and vision products grew by approximately 16,700 members, or 5.2%, from 319,200 members at December 31, 2013 to 335,900 members at December 31, 2014. This membership increase from December 31, 2013 is due to an increase in fully-insured dental HMO/IND membership of approximately 2,200 members, an increase in fully-insured dental PPO membership of approximately 9,500 members, an increase in self-insured dental membership of approximately 3,300 members and an increase in corporate, all other membership of approximately 1,700 members.

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

Comparison of Results of Operations for 2014 and 2013

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2014 and 2013 (dollars in thousands):

	2014	2013	Change
Membership:
Fully-insured dental HMO/IND	155,200	153,000	1.4%
Fully-insured dental PPO	60,100	50,600	18.8%
Self-insured dental	91,700	88,400	3.7%
Corporate, all other	28,900	27,200	6.3%
Total membership	335,900	319,200	5.2%

Premium revenue:
Fully-insured dental HMO /IND	$47,948	$46,656	2.8%
Fully-insured dental PPO	16,459	13,494	22.0%
Self-insured dental	26,905	25,641	4.9%
Corporate, all other	624	572	9.1%
Total premium revenue	91,936	86,363	6.5%

Investment income:
Corporate, All Other	222	164	35.4%

Other income and realized gains, net:
Corporate, All Other	92	61	50.8%
Total revenue	92,250	86,588	6.5%

Healthcare services expense:
Fully-insured dental HMO/IND	35,995	35,024	2.8%
Fully-insured dental PPO	12,661	10,695	18.4%
Self-insured dental	23,040	22,043	4.5%
Total healthcare services expense	71,696	67,762	5.8%

Insurance expense
Corporate, All Other	18,325	16,789	9.1%

Income tax expense
Corporate, All Other	888	755	17.6%

Summary

Net income was approximately $1,341,000 and $1,282,000 for 2014 and 2013, respectively. This increase in net income is primarily the result of an increase in premium revenue of approximately $5,573,000 offset by an increase in healthcare services expense of approximately $3,934,000 in 2013. This increase in gross margin of approximately $1,639,000 was offset by an increase in insurance expenses of $1,536,000 in 2013. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 19.9% in 2014 from 19.4% in 2013.

Membership

Our fully-insured dental HMO/IND membership increased approximately 2,200 in 2014. This membership increase is primarily attributable to an increase of approximately 1,200 fully-insured dental HMO members and an increase of approximately 1,000 fully-insured dental indemnity members underwritten by Dental Care Plus, Inc. (“DCP"). The increase in fully-insured dental HMO membership is due to new sales of approximately 9,400 members in the Cincinnati and Northern Kentucky markets during 2014, offset by the loss of approximately 8,200 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. A significant portion of the fully-insured dental HMO membership losses were the result of not renewing certain employer groups that did not accept the premium rate increases we proposed. In addition, some of these membership losses were due to corporate acquisitions where our employer group customers moved to the new parent company benefit plans.

Our fully-insured dental PPO membership increased by approximately 9,500 members in 2014. This membership increase is due to new sales in the Dayton and Central Ohio markets and the Southern Kentucky market of approximately 12,100 members during 2014, offset by the loss of approximately 6,600 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets. The remaining increase of approximately 4,000 members is due to the new sales on the Ohio exchange in 2014.

Our self-insured dental membership increased by approximately 3,300 members in 2014. This increase is partially due to the addition of new self-insured dental HMO and dental PPO employer groups in the Southwest Ohio and Northern Kentucky markets, and primarily due to an increase in membership of existing employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 1,700 members in 2014. The increase is primarily due to an increased membership in our vision plan.

Revenue

	(Amounts in thousands)

				Member
			Total Dollar	Volume	Rate
	2014	2013	Change	Change	Change
Total Fully-Insured Dental HMO/IND Premium	$47,948	$46,656	$1,292	$494	$798

Fully-insured dental HMO/IND premium increased approximately $1,292,000 in 2014 compared to 2013. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $798,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured dental HMO/IND membership in 2014 resulted in an increase in fully-insured dental HMO/IND premiums of approximately $494,000. The fully-insured dental HMO/IND segment represented approximately 52.2% of our total dental business in 2014.

	(Amounts in thousands)

				Member
			Total Dollar	Volume	Rate
	2014	2013	Change	Change	Change
Total Fully-Insured Dental PPO Premium	$16,459	$13,494	$2,965	$2,865	$100

Fully-insured dental PPO premium increased approximately $2,965,000 in 2014 compared to 2013. Fully-insured dental PPO premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $100,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2014 period resulted in an increase in fully-insured dental PPO premiums of approximately $2,040,000. The addition of the fully-insured on-exchange dental PPO membership resulted in an increase in fully-insured dental PPO premiums of approximately $825,000. The fully-insured dental PPO segment represents approximately 17.9% of our total dental business.

	(Amounts in thousands)

				Member
			Total Dollar	Volume	Rate
	2014	2013	Change	Change	Change
Self-Insured Claim Revenue	$25,549	$24,358	$1,191	$847	$344
Self-Insured ASO Fees	1,356	1,283	73	44	29
Total Self-Insured Revenue	$26,905	$25,641	$1,264	$891	$373

Total self-insured revenue increased approximately $1,264,000 in 2014 compared to 2013. Self-insured dental revenue increased by approximately $891,000 due to new self-insured sales. In addition, self-insured revenue increased by approximately $373,000 due to an increase in the self-insured claims revenue on a per member per month basis as a result of slightly higher dental service utilization and a slight increase in self-insured administrative fee rates on a per member per month basis. The self-insured dental segment represented approximately 29.2% of our total dental business in 2014. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $1,191,000, or 4.9%. Self-insured claim revenue increased by approximately $847,000 due to new self-insured sales. Also, self-insured claim revenue increased by approximately $344,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of a 1.5% dental fee schedule increase effective January 1, 2014.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $73,000, or 5.7%. Approximately $44,000 of this increase is attributable to self-insured product sales and approximately $29,000 is due to an increase in average self-insured ASO fee rates for 2014 compared to 2013.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In the aggregate, corporate, all other premium revenue increased by approximately $52,000, or 9.1%, to $624,000 in 2014 from $572,000 in 2013.

Investment Income

Investment income increased approximately $58,000, or 35.4%, to $222,000 in 2014 from $164,000 in 2013. This increase is the result of the increased amount of funds that were invested in both medium duration investment and non-investment grade corporate bonds and short duration investment grade corporate bonds with higher yields during 2014.

Other Income and Realized Gains on Investments, Net

Other income increased approximately $31,000 or 50.8% to $92,000 in 2014 from $61,000 in 2013. This increase is primarily the result of realized gains due to the sale of investments in 2014 that did not occur in 2013.

Healthcare Services Expenses

	(Amounts in thousands)
			Total Dollar	Member Volume	Utilization
	2014	2013	Change	Change	Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$35,995	$35,024	$971	$371	$600

Fully-insured dental HMO/IND healthcare services expense increased by $971,000, or 2.8%, to $35,995,000 in 2014 from $35,024,000 in 2013. This increase is attributable to an increase in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately $600,000, or 1.7%, in 2014 for both existing and new fully-insured dental HMO/IND membership. Fully-insured dental HMO/IND healthcare services expense increased by approximately $531,000 due to the 1.5% fee schedule increase effective January 1, 2014. This increase was also the result of an increase in fully-insured dental HMO/IND claims of $69,000 due to an increase in dental service utilization level by our fully-insured dental HMO/IND members in 2014 compared to 2013. This increase in fully-insured dental HMO/IND healthcare services expense is also the result of an increase of approximately $371,000 due to an increase in fully-insured dental HMO/IND member months of 1.1% in 2014 compared to 2013.

	(Amounts in thousands)
			Total Dollar	Member Volume	Utilization
	2014	2013	Change	Change	Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$12,661	$10,695	$1,966	$1,821	$145

Fully-insured dental PPO healthcare services expense increased by $1,966,000, or 18.4%, to $12,661,000 in 2014 from $10,695,000 in 2013. This increase was primarily the result of an increase in fully-insured dental PPO healthcare services expense of approximately $1,617,000 related to the increase in fully-insured group dental PPO membership and approximately $204,000 related to the new fully-insured on-exchange dental PPO membership. This increase in fully-insured dental PPO healthcare services expense was also attributable to an increase of approximately $145,000 due to an increase in fully-insured dental PPO healthcare services expense on a per member per month basis of approximately 1.2% in 2014 for both existing and new fully-insured dental PPO membership. Fully-insured dental PPO healthcare services expense increased by approximately $185,000 due to the 1.5% fee schedule increase effective January 1, 2014. This increase was offset by a decrease in fully-insured dental PPO claims of $40,000 due to a decrease in dental service utilization level by our fully-insured dental PPO members in 2014 compared to 2013.

	(Amounts in thousands)
			Total Dollar	Member Volume	Utilization
	2014	2013	Change	Change	Change
Self-Insured Healthcare Services Expense	$23,040	$22,043	$997	$767	$230

Self-insured healthcare services expense increased by approximately $997,000, or 4.5%, in 2014. An increase of 3.5% in self-insured member month volume in 2014 compared to 2013 resulted in an increase in self-insured healthcare services expense of approximately $767,000. Self-insured dental healthcare services expense increased by approximately $342,000 due to the 1.5% fee schedule increase effective January 1, 2014. This increase was offset by a decrease in self-insured claims of $112,000 due to a decrease in dental service utilization level by our self-insured members in 2014 compared to 2013.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $1,536,000 in 2014. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 19.9% for 2014, increasing 0.5% from the 2013 ratio of 19.4%. Salaries and wages increased by approximately $403,000 as a result of salary and wage increases in 2014, the addition of some incremental full-time positions and increased management bonuses in 2014 due to our profitability. Commissions expense increased approximately $470,000, or 12.7%, due to the increase in total premium revenue in 2014 compared to 2013. Third party administrative services expense increased by approximately $320,000, or 237.2%, as a result of the third party administration services provided to the Company for the new on exchange dental PPO plans. In addition, federal premium tax expense increased by approximately $333,000 as a result of the advent of the federal premium tax assessment applicable to Dental Care Plus in 2014 in accordance with the Affordable Care Act.

Income Taxes

Our effective tax rate for 2014 was 39.8% compared to the 37.1% effective tax rate in 2013. The increase in the effective tax rate for 2014 compared to 2013 is the result of the new 2014 federal premium tax assessment that is not deductible for federal tax purposes. Also, our 2014 and 2013 effective tax rates were higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment expenses and legal fees. See Note 6 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Comparison of Results of Operations for 2013 and 2012

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2013 and 2012 (dollars in thousands):

	2013	2012	Change
Membership:
Fully-insured dental HMO/IND	153,000	148,500	3.0%
Fully-insured dental PPO	50,600	43,400	16.6%
Self-insured dental	88,400	84,400	4.7%
Corporate, all other	27,200	23,500	15.7%
Total membership	319,200	299,800	6.5%

Premium revenue:
Fully-insured dental HMO /IND	$46,656	$43,844	6.4%
Fully-insured dental PPO	13,494	11,429	18.1%
Self-insured dental	25,641	24,380	5.2%
Corporate, all other	572	500	14.4%
Total premium revenue	86,363	80,153	7.7%

Investment income:
Corporate, All Other	164	128	28.1%

Other income and realized gains, net:
Corporate, All Other	61	102	(40.2% )
Total revenue	86,588	80,383	7.7%

Healthcare services expense:
Fully-insured dental HMO/IND	35,024	33,399	4.9%
Fully-insured dental PPO	10,695	9,363	14.2%
Self-insured dental	22,043	20,974	5.1%
Total healthcare services expense	67,762	63,736	6.3%

Insurance expense
Corporate, All Other	16,789	14,610	14.9%

Income tax expense
Corporate, All Other	755	720	*

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

Revenue

	(Amounts in thousands)

				Member
			Total Dollar	Volume	Rate
	2013	2012	Change	Change	Change
Total Fully-Insured Dental HMO/IND Premium	$46,656	$43,844	$2,812	$1,352	$1,460

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

	(Amounts in thousands)

				Member
			Total Dollar	Volume	Rate
	2013	2012	Change	Change	Change
Total Fully-Insured Dental PPO Premium	$13,494	$11,429	$2,065	$1,595	$470

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

	(Amounts in thousands)

				Member
			Total Dollar	Volume	Rate
	2013	2012	Change	Change	Change
Self-Insured Claim Revenue	$24,358	$23,131	$1,227	$1,103	$124
Self-Insured ASO Fees	1,283	1,249	$34	60	(26)
Total Self-Insured Revenue	$25,641	$24,380	$1,261	$1,163	$98

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

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $1,227,000, or 5.3%, to $24,358,000 in 2013 from $23,131,000 in 2012. Self-insured claim revenue increased by approximately $1,103,000 due to new self-insured sales. Also, self-insured claim revenue increased by approximately $124,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of slightly higher dental service utilization.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $34,000, or 2.7%, to $1,283,000 in 2013 from $1,249,000 in 2012. Approximately $60,000 of this increase is attributable to the self-insured product sales. This increase was offset by a decrease of $26,000 due to a small decrease in average self-insured ASO fee rates.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $72,000, or 14.4%, to $572,000 in 2013 from $500,000 in 2012.

Investment Income

Investment income increased approximately $36,000, or 28.1%, to $164,000 in 2013 from $128,000 in 2012. This increase is the result of the increased amount of funds that were invested in both medium duration investment and non-investment grade corporate bonds and short duration investment grade corporate bonds with higher yields during 2013.

Other Income and Realized Gains on Investments, Net

Other income decreased approximately $41,000 or 40.2% to $61,000 in 2013 from $102,000 in 2012. This decrease is primarily the result of realized gains due to the sale of investments in 2012 that did not recur in 2013.

Healthcare Services Expenses

	(Amounts in thousands)

			Total Dollar	Member Volume	Utilization
	2013	2012	Change	Change	Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$35,024	$33,399	$1,625	$1,029	$596

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

	(Amounts in thousands)

			Total Dollar	Member Volume	Utilization
	2013	2012	Change	Change	Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$10,695	$9,363	$1,332	$1,307	$25

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

	(Amounts in thousands)
			Total Dollar	Member Volume	Utilization
	2013	2012	Change	Change	Change
Self-Insured Healthcare Services Expense	$22,043	$20,974	$1,069	$1,000	$69

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

Cash increased $1,084,000, or 13.4%, for the year ended December 31, 2014 to approximately $9.2 million at December 31, 2014 from approximately $8.1 million at December 31, 2013. This cash increase is primarily the result of cash flow from operations of approximately $2,556,000, that was offset by cash used in investing activities of approximately $845,000 and cash used in financing activities of approximately $627,000.

Cash decreased $425,000, or 5.0%, for the year ended December 31, 2013 to approximately $8.1 million at December 31, 2013 from approximately $8.5 million at December 31, 2012. This cash decrease is primarily the result of an increase in our corporate bond investments of approximately $3.1 million and the investment in our office building and related equipment of approximately $601,000. These cash decreases due to investing activities were offset by strong profitability due to a lower fully-insured loss ratio in 2013. This loss ratio decrease is primarily due to an increase in fully-insured dental HMO/IND and fully-insured dental PPO premium rates in 2013 compared to 2012 and improved underwriting practices. The change in cash for the years ended December 31, 2014, 2013 and 2012 is summarized as follows (in thousands):

	2014	2013	2012
Net cash provided by operating activities	$2,556	$2,696	$1,362
Net cash used in investing activities	(845)	(3,379)	(256)
Net cash (used in) provided by financing activities	(627)	258	448
Increase (decrease) in cash	$1,084	$(425)	$1,554

Cash flows from Operating Activities

In 2014, we generated approximately $2,556,000 of cash from operating activities. This level of cash flow from operating activities is $139,000 lower than the cash flow generated from operating activities in 2013. We had net income of approximately $1,341,000 in 2014 compared to net income of $1,282,000 in 2013. During 2014, we paid approximately $1,270,000 in federal tax payments. As a result, our federal income tax payable decreased by approximately $216,000 in 2014. In addition to our 2014 net income, we had non-cash depreciation and amortization expense of approximately $335,000 and an increase in deferred compensation liabilities of $959,000. The increase in deferred compensation liabilities is primarily due to the 12.4% increase in the book value of the common shares during 2014. In 2014, our claims payable liability increased by approximately $778,000 due to an increase in membership and an increase in utilization. A decrease in accounts receivable of approximately $1,954,000 was offset by a decrease in unearned premium revenue of $2,759,000, resulting in a net cash decrease of $805,000. This cash decrease is attributable to an increase in premium receivable of $302,000 and a decrease in unearned premium revenue received in advance of $502,000. Accounts receivable and unearned premium revenue are recorded primarily as the result of non-cancelable short-term insurance contracts. Most of our contracts are one year in duration; however, we occasionally enter into multi-year contracts that tend to be for larger groups. As a result, depending on the timing of large group renewals, the accounts receivable and unearned premium revenue can experience large fluctuations from period to period.

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

Cash flows from Investing Activities

In 2014, we invested approximately $530,000 in building improvements, office equipment and computer equipment and software. In 2014, approximately $1.8 million of our investments in FDIC insured certificates of deposit, investment grade corporate bonds and money market funds either matured or were liquidated. We also invested approximately $2.6 million in additional FDIC insured certificates of deposit, investment and non-investment grade corporate bonds and money market funds. In addition, in December of 2014, we sold certain office equipment and computer equipment with a value of approximately $516,000 to a leasing company and entered into a capital lease agreement to lease back these same assets over a four year period. We invested an additional $5,000 in a dental and vision discount product. Collectively, these investments and transactions resulted in a decrease in cash from investment activities of approximately $845,000.

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

Cash flows from Financing Activities

In 2014, we paid approximately $47,000 of our outstanding mortgage balance and repaid approximately $124,000 related to the capital lease that we executed in December 2013. During 2014, we sold approximately $330,000 of Class B and Class C common shares. Also during 2014, we repurchased redeemable common shares of $362,000 from provider shareholders. In addition, we paid dividends to our institutional preferred shareholders and our common shareholders totaling approximately $425,000 in 2014.

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

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2014 is as follows:

	Less than 1			More than
Contractual Obligations	year	1-2 years	3-5 years	5 years	Total
Long-term debt and interest (1)	$98,000	$194,000	$195,000	$1,089,000	$1,576,000
Capital lease and interest	269,000	397,000	149,000	—	815,000
Operating leases	156,000	172,000	53,000	—	381,000
Claims payable	2,998,000	—	—	—	2,998,000
Total	$3,521,000	$763,000	$397,000	$1,089,000	$5,770,000

(1)	Includes swap interest payments based on a fixed rate of 3.90%.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95%. The note requires us to make principal payments of $3,800 per month in 2014 and higher principal payments in subsequent years through 2022 in accordance with the agreed upon loan amortization schedule. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2014, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2014. The Company also entered into a capital lease agreement with the leasing company in 2013 that obligates the Company to pay lease payments over a three year period and an additional capital lease agreement with a leasing company in 2014 that obligates the Company to pay lease payments over a four year period. Under these capital lease agreements, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year. At December 31, 2014, the Company was in compliance with this minimum tangible net worth requirement.

As of December 31, 2014, we believe our most significant other commitments are:

Deferred Compensation – We expect to pay our deferred compensation liability of approximately $2,766,000 to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years. As of December 31, 2014, we do not expect to pay any of our deferred compensation liability to any directors or key employees in 2015.

Commissions – We expect commission payments to generally correspond to earned premium volume.

Redeemable Common Shares – Pursuant to the Company’s Amended and Restated Code of Regulations, holders of Class A, Class B and Class C shares have the right to require the Company to repurchase such holder’s common shares on the terms contained in the Code of Regulations. At December 31, 2014, approximately $83,000 in redeemed common shares are to be paid in 2015.

Federal and State Premium Taxes – We expect federal and state premium payments to generally correspond to earned premium volume.

Off-balance sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $9.9 million at December 31, 2014. Our consolidated cash and short term investments increased by approximately $1.5 million from approximately $8.4 million as of December 31, 2013.

This increase in cash and short term investments from December 31, 2013 to December 31, 2014 is primarily due to the net cash provided by operating activities of approximately $2,556,000, offset by cash used in investing activities of approximately $845,000 and cash used in financing activities of approximately $627,000. In addition, there was a shift of approximately $443,000 from long term investments to short term investments during this period.

In July 2014, we renewed an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2014, 2013 or 2012. As of December 31, 2014 and 2013, there was no amount outstanding on this line of credit.

In August 2014, we renewed an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2014, 2013 or 2012. As of December 31, 2014 and 2013, there was no amount outstanding on this line of credit. In addition, we had an irrevocable letter of credit in the amount of $10,000, with an interest payable rate of prime rate plus 6.00%. The letter of credit expired in December 2014 and was not renewed.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our Class A, Class B and Class C shareholders who die and our Class A and Class B shareholders who become permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $362,000, $264,000, and $138,000 of redeemable common shares in the years ended December 31, 2014, 2013, and 2012, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. In 2012, Dental Care Plus paid an ordinary dividend in the amount of $360,000 to DCP Holding Company that did not require prior approval by the Ohio Department of Insurance. There were no dividends declared or paid by Dental Care Plus during 2014 or 2013. Even if prior approval is not required, prior notification must be provided to state insurance departments in Ohio, Kentucky and Indiana before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2014.

We maintained aggregate statutory capital and surplus of approximately $9.7 million as of December 31, 2014 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2015 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and future capital raising activities, if any.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted by Ohio, Kentucky and Indiana, the three states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2014 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2014, 2013, and 2012, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2014	2013	2012
Changes in:
Change in fair value of investments, net of tax	$65,943	$(109,695)	$143,369
Reclassification adjustment for gains included in net income, net of tax	(19,596)		(22,708)
Change in fair value of interest rate swap, net of tax	33,504	(9,466)	(20,339)

Total	$79,851	$(119,161)	$100,322

The fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) increased by $33,504 due to an increase in prevailing interest rates during 2014. During 2013, the fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $9,466 due to a slight decrease in prevailing interest rates at the end of December 2013. During 2012, the fair market value of the variable-to-fixed interest rate swap contract (net of income tax effects) decreased by $20,339 due to a slight decrease in prevailing interest rates at the end of December 2012. The fair market value of the variable-to-fixed interest rate swap contract was a liability of $4,854 and $55,618 and is included in other payables and accruals at December 31, 2014 and 2013, respectively.

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

Liability for Claims Payable

Our estimated liability for claims payable and corresponding healthcare services expense includes claims incurred but not reported (“IBNR”), claims reported but not yet processed and paid and other healthcare services expenses incurred, including estimated costs of processing outstanding claims. Our estimated liability for claims payable is based primarily on the average historical lag time between the date of service and the date the related claim is paid, taking into account recent trends in payment rates and the average number of incurred claims per covered individual over a rolling 12 month period.

The following table shows our total claims payable liability as of December 31, and its three components. IBNR represents a substantial portion of our claims payable liability.

	2014		2013

IBNR	$2,250,601	75.1%	$1,587,059	71.5%
Reported claims in process	698,080	23.3%	592,581	26.7%
Other healthcare services expenses payable	48,932	1.6%	40,085	1.8%
Total claims payable liability	$2,997,613	100%	$2,219,725	100%

Between December 31, 2013 and December 31, 2014, our claims payable liability estimate increased by approximately $778,000 or 35%, primarily due to higher fully-insured dental HMO/IND and fully-insured dental PPO membership at December 31, 2014 compared to December 31, 2013, along with a significant increase in fully-insured dental HMO/IND utilization in December 2014 compared to December 2013. Fully-insured incurred claims were $18.34 PMPM for December 2014 compared to $17.52 PMPM for December 2013. Reported claims in process at December 31, 2014 was approximately $698,000, or $105,000 higher than the reported claims in process at December 31, 2013. This increase was the result of a larger claims inventory at December 31, 2014. There were four days of reported claims in process at December 31, 2014 and December 31, 2013.

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

When developing our estimate for claims payable liability as of December 31, 2014, we considered actual paid claim data from January 2015. As a result, we are able to use the completion factors approach for all historical months in 2014, including December 2014. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2014 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		12/31/2014

(0.50%)		3,240,420
0%	(estimate used)	2,997,613
0.50%		2,832,744

(a)     Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2014.

Recognition of Premium Revenue

Fully-insured premium revenue is recognized in the period during which dental or vision coverage is provided to the covered individuals. Payments received from customers in advance of the related period of coverage, as well as related accounts receivable, are reflected on the accompanying consolidated balance sheets as unearned premium revenue. The Company’s unearned premium revenue was approximately $32,637,000 and $35,395,000 at December 31, 2014 and 2013, respectively, for the estimated premium revenue associated with the remaining contract periods and related amounts recorded in accounts receivable. Enrollment changes not yet reflected on employer group invoices, also known as retroactive membership adjustments, are estimated based on available data and are reflected in revenue in the current period. These retroactive membership adjustments are generally immaterial to the consolidated financial statements. Self-insured premium revenue is recognized upon the payment of claims for self-insured members in accordance with contracts with self-insured employers. We provide administrative and claims processing services, benefit plan design, and access to provider networks for an administrative fee to self-insured groups. The Company has no underwriting risk arising from the provision or cost of any services provided to the self-insured groups.

Healthcare Services Expense

Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental segment, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using the actuarial estimates discussed above. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and in-network dental PPO are subject to a 10% withhold. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers.

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

At December 31, 2014, our investment portfolio consisted of approximately $276,000 of an institutional money market fund. Our portfolio also included approximately $7,263,000 of investment grade and non-investment grade corporate bonds and $1,055,000 of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $263,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $240,000 increase in fair value. At December 31, 2014, the investment grade and non-investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $7,047,000 and $1,050,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2014 and 2013.

At December 31, 2014, we had a mortgage note with a bank with an outstanding principal balance of $1,248,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, redeemable shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 20, 2015

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $7,397,000 and $6,986,000 at December 31, 2014 and 2013, respectively	$7,547,366	$7,068,365
Short-term investments, available for sale at fair value, cost of $700,000 and $260,000 at December 31, 2014 and 2013, respectively	704,676	261,244
Total investments	8,252,042	7,329,609
CASH AND CASH EQUIVALENTS	9,189,994	8,105,859
ACCRUED INVESTMENT INCOME	69,462	53,287
ACCOUNTS RECEIVABLE, including uncollected premiums of $1,021,970 and $719,755, net of allowance of $13,488 and $7,686 at December 31, 2014 and 2013, respectively	32,576,154	34,530,021
DEFERRED ACQUISITION COSTS	2,050,328	2,190,462
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $2,968,846 and $2,728,361 at December 31, 2014 and 2013, respectively	2,676,914	2,473,285
OTHER ASSETS	2,423,916	2,220,582
TOTAL ASSETS	$57,238,810	$56,903,105

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,997,613	$2,219,725
UNEARNED PREMIUM REVENUE	32,636,768	35,395,337
OTHER PAYABLES AND ACCRUALS	5,444,808	5,445,258
MORTGAGE LOAN PAYABLE	1,247,600	1,294,400
CAPITAL LEASE OBLIGATION	771,478	379,265
DEFERRED COMPENSATION	2,766,449	2,062,783
TOTAL LIABILITIES	45,864,716	46,796,768
COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2014 and 2013, respectively	414,173	391,814
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2014 and 2013, respectively	1,195,484	1,130,946
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2014 and 2013	1,099,604	1,040,242
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 531 and 546 shares at December 31, 2014 and 2013, respectively	529,158	488,282
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 7,843 and 7,889 shares at December 31, 2014 and 2013, respectively	7,815,789	7,055,053
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 321 and zero shares at December 31, 2014 and 2013, respectively	319,886
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	11,374,094	10,106,337

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$57,238,810	$56,903,105

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

REVENUES
Premium revenue	$91,936,578	$86,362,613	$80,153,437
Investment income	221,622	164,057	128,412
Realized gains on investments	29,691		34,046
Other income	62,304	61,477	67,926
Total revenues	92,250,195	86,588,147	80,383,821

EXPENSES
Healthcare services expense	71,695,797	67,762,332	63,735,583
Insurance expense:
Salaries and benefits expense	7,249,590	6,534,300	5,523,969
Commission expenses and other acquisition costs	5,123,790	4,074,714	3,879,603
Other insurance expense	5,952,103	6,180,356	5,206,212
Total insurance expense	18,325,483	16,789,370	14,609,784
Total expenses	90,021,280	84,551,702	78,345,367

INCOME BEFORE INCOME TAX	2,228,915	2,036,445	2,038,454

PROVISION (BENEFIT) FOR INCOME TAX:
Current	1,039,777	825,242	993,464
Deferred	(152,035)	(70,403)	(273,027)

INCOME TAX EXPENSE	887,742	754,839	720,437

NET INCOME	$1,341,173	$1,281,606	$1,318,017

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap, net of income tax of $17,260, ($4,877), and ($10,479), respectively	33,504	(9,466)	(20,342)
Change in the fair value of investments, net of income tax of $33,974, ($56,513), and $73,856, respectively	65,943	(109,695)	143,369
Reclassification adjustment for gains included in net income, net of tax of ($10,095) and ($11,697), respectively	(19,596)		(22,708)
Total other comprehensive income (loss)	79,851	(119,161)	100,319

TOTAL COMPREHENSIVE INCOME	$1,421,024	$1,162,445	$1,418,336

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

	Redeemable Common Shares						Redeemable Preferred Shares						Stockholders' Equity
							Institutional Preferred		Institutional Preferred		Institutional Preferred
	Class A		Class B		Class C		2010-Series		2012-Series		2013-Series			Accumulated
	Number of		Number of		Number of		Number of		Number of		Number of		Retained	Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total
Balance at December 31, 2011	596	$409,211	7,827	$5,378,383			300	$342,464

Net Income													$1,318,017		$1,318,017
Other comprehensive income, net														$100,319	100,319
Dividends declared													(244,103)		(244,103)
Redeemable Shares issued	1	812	214	169,335					1,000	$1,000,000
Class A Common Shares exchanged for Class B Commons Shares	(14)	(9,819)	14	9,819
Redeemable Shares repurchased	(18)	(13,649)	(285)	(212,956)
Accretion of shares to redemption value		74,075		990,094				31,279		78,785		-	(1,073,914)	(100,319)	(1,174,233)

Balance at December 31, 2012	565	460,630	7,770	6,334,675			300	373,743	1,000	1,078,785

Net Income													1,281,606		1,281,606
Other comprehensive loss, net														(119,161)	(119,161)
Dividends declared													(392,196)		(392,196)
Redeemable Shares issued			376	322,481							1,000	$1,000,000
Class A Common Shares exchanged for Class B Commons Shares	(7)	(5,672)	7	5,672
Redeemable Shares repurchased	(12)	(9,998)	(264)	(224,228)
Accretion of shares to redemption value		43,322		616,453				18,071		52,161		40,242	(889,410)	119,161	(770,249)

Balance at December 31, 2013	546	488,282	7,889	7,055,053			300	391,814	1,000	1,130,946	1,000	1,040,242

Net Income													1,341,173		1,341,173
Other comprehensive income, net														79,851	79,851
Dividends declared													(425,327)		(425,327)
Redeemable Shares issued			290	290,468	321	$305,212
Redeemable Shares repurchased	(15)	(13,834)	(336)	(309,786)
Accretion of shares to redemption value		54,710		780,054		14,674		22,359		64,538		59,362	(915,846)	(79,851)	(995,697)

Balance at December 31, 2014	531	$529,158	7,843	$7,815,789	321	$319,886	300	$414,173	1,000	$1,195,484	1,000	$1,099,604

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,341,173	$1,281,606	$1,318,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335,230	360,024	288,261
Loss on disposal of property		56,495
Realized gains on investments	(29,691)		(34,046)
Deferred income (benefit) tax	(152,035)	(70,403)	(273,027)
Deferred compensation	959,380	675,195	542,630
Effects of changes in operating assets and liabilities:
Accrued investment income	(16,175)	(20,369)	6,746
Accounts receivable	1,953,867	(15,448,515)	2,705,060
Deferred acquisition costs	140,134	(1,006,049)	223,801
Other assets	(104,083)	(195,397)	(1,018)
Claims payable	777,888	83,715	(665,458)
Unearned premium revenue	(2,758,569)	15,603,161	(2,664,626)
Other payables and accruals	109,840	1,376,415	(84,275)

Net cash provided by operating activities	2,556,959	2,695,878	1,362,065

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,629,082)	(4,174,475)	(1,166,660)
Sales and maturities of investments	1,802,603	1,089,504	1,075,042
Acquisition of property and equipment	(530,245)	(600,844)	(124,222)
Proceeds from the sale of property and equipment	516,394	311,955
Investment, other	(5,000)	(5,000)	(40,000)

Net cash used in investing activities	(845,330)	(3,378,860)	(255,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(46,800)	(45,600)	(780,000)
Borrowing of mortgage loan			1,340,000
Repayment of capital lease	(124,181)	(137,049)	(107,753)
Repurchase of redeemable shares	(361,721)	(264,031)	(137,891)
Redeemable shares issued	330,535	1,096,959	1,044,245
Dividends paid	(425,327)	(392,196)	(260,426)
Repayment of revolving note			(650,000)

Net cash (used in) provided by financing activities	(627,494)	258,083	448,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,084,135	(424,899)	1,554,400

CASH AND CASH EQUIVALENTS—Beginning of year	8,105,859	8,530,758	6,976,358

CASH AND CASH EQUIVALENTS—End of year	$9,189,994	$8,105,859	$8,530,758

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$59,000	$56,000	$46,000
Cash paid for income taxes	1,270,000	540,000	1,110,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$82,518	$130,219	$160,024
Capital lease obligation	516,394	405,128
Redeemable common shares issued in lieu of cash payment of deferred compensation	255,714	225,522	125,902
Deferred restricted shares units issued in lieu of cash dividend	40,712	52,042	28,210
Class A redeemable common shares exchanged for Class B redeemable common shares		5,672	9,819
Purchased property and equipment (included in other payables and accruals)	1,344	13,169	26,338

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND 2013 AND FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

1. GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members, non-dentist individuals and employees who hold voting redeemable common shares and by institutional investors that hold non-voting redeemable preferred shares. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity benefit plans and vision benefit plans. As of December 31, 2014, we had approximately 307,000 members in our dental benefits plans and approximately 28,900 members in our vision benefit plans. We had 2,808 dentists participating in our dental HMO network and 3,047 dentists participating in our dental PPO network at this time. The Company has a network leasing agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network leasing agreement, the Company’s dental PPO members have access to approximately 2,500 additional dentists in the Company’s operating territory and approximately 42,700 additional dentists throughout the United States. The Company also has a network leasing arrangement with a national dental administration company for the dental PPO plans that it offered on the Ohio exchange in 2014. With this network leasing arrangement, exchange members have access to approximately 1,600 dentists in Ohio.

Dental Care Plus Inc. is an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation and able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products.

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accompanying consolidated financial statements include estimates for items such as claims payable, deferred acquisition costs, income taxes and various other liability accounts. Actual results could differ from those estimates. Policies that affect the more significant elements of the consolidated financial statements are summarized below.

Basis of Presentation— The accompanying consolidated financial statements include the accounts of the Company and subsidiaries, each of which is wholly-owned, and have been prepared in conformity with GAAP. All intercompany accounts and balances have been eliminated in consolidation. The Company presents its financial statements to conform with Article 7 of the Securities and Exchange Commission Regulation S-X pursuant to Section 13-15(d) of the Securities Exchange Act of 1934.

Cash and Cash Equivalents— The Company defines cash as cash held in operating accounts at financial institutions. The Company considers highly liquid investments with maturities of three months or less at the date of acquisition as cash equivalents in the accompanying consolidated financial statements. These investments are carried at cost, which approximates fair value.

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

Property and Equipment— Property and equipment is carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. The building and the building improvements have useful lives of 27 years and 15 years, respectively. Furniture and fixtures have useful lives of 5 years, and computer equipment and software have useful lives of up to 5 years. Maintenance and repair costs are expensed as incurred. If an impairment exists, a loss is recorded as the amount by which the carrying value of the asset exceeds its fair value.

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

State Guarantee Fund Deposits— The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $279,000 and $280,000 at December 31, 2014 and 2013, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

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

Deferred Acquisition Costs— Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, premium taxes and other costs the Company incurs to acquire successful new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $3,989,000, $4,867,000, and $3,368,000, and amortized approximately $4,129,000, $3,862,000, and $3,592,000 of these capitalized costs for the years ended December 31, 2014, 2013, and 2012, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income.

Redeemable Institutional Preferred Shares— In 2010, the Company entered into a Preferred Stock Purchase Agreement (the “2010-Stock Purchase Agreement”) with an investor. Pursuant to the 2010-Stock Purchase Agreement, the investor agreed to purchase 300 Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each Share is 5% of the book value at the beginning of the dividend period.

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

In 2013, the Company entered into a Preferred Shares Purchase Agreement (the “2013-Stock Purchase Agreement”) with an investor. Pursuant to the 2013-Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares (the “2013 Preferred Shares”) at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each 2013 Preferred Share is 5% of the book value at the beginning of the dividend period.

In the event of any liquidation, dissolution or winding up of the Company, any merger or consolidation resulting in a change of control of the Company, or any sale, lease, transfer or other disposition of substantially all of the assets of Company, holders of the Institutional Preferred Shares purchased pursuant to the 2012 and 2013-Stock Purchase Agreements will have the right to receive a cash payment in an amount equivalent to the consideration the investor would have otherwise received if the investor had the ability to convert each Preferred Share to 1.2 Class B Common Shares.

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

Redeemable Common Shares— The Company’s Class A, Class B, and Class C redeemable common shares are owned by participating providers, Company directors, employees and non-dentist individuals. All participating providers, Company directors and Company employees are eligible to own the Class A and Class B voting redeemable common shares. Non-dentist individuals are eligible to own the Class C voting redeemable common shares. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The Company’s Class A, Class B and Class C common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares under certain circumstances. The Company records Class A, Class B and Class C common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records total comprehensive income as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period.  Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $32,637,000 and $35,395,000 at December 31, 2014 and 2013, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in accounts receivable were approximately $31,554,000 and $33,810,000 at December 31, 2014 and 2013, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,083,000 and $1,585,000 at December 31, 2014 and 2013, respectively. Management has determined that as of December 31, 2014 and 2013, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Investment Income— Investment income is comprised of interest income primarily earned from the Company’s certificates of deposit, investment grade corporate bonds, non-investment grade corporate bonds, and money market investments.

Other Income and Realized Gains On Investments, Net — Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 15).  Realized gains on investments is primarily made up of realized investment gains and losses from the sale of investment grade and non-investment grade corporate bonds.

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. The Company incurred claim costs related to dental care providers amounting to approximately $71,696,000, $67,762,000, and $63,736,000, for the years ended December 31, 2014, 2013, and 2012, respectively.

Claims Payable— The Company estimates liabilities for both incurred but not reported (“IBNR”) and reported claims in process by employing actuarial methods that are commonly used by health insurance actuaries. These estimates meet actuarial standards of practice and are also recorded in accordance with GAAP. Management’s estimates of dental services provided are based on the Company’s historical experience and current trends, with assistance from the Company’s consulting actuary. Estimated dental claims payable are reviewed monthly by management and are adjusted based on current information, actual paid claims data, dental utilization statistics and other pertinent information. However, final claim payments may differ from the established reserves. Any resulting adjustments are reflected in current operations in the condensed consolidated statements of comprehensive income.

Reinsurance— In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. There was no dental insurance premium assumed for the year ended December 31, 2014. Dental insurance premium assumed was approximately $38,000 and $189,000, for the years ended December 31, 2013 and 2012, respectively. There was no healthcare services expense assumed for the year ended December 31, 2014. The healthcare services expense assumed was approximately $28,000 and $173,000 for the years ended December 31, 2013 and 2012, respectively. As of December 31, 2014, the Company had no reinsurance premium receivable or claims payable. As of December 31, 2013, the Company had approximately $1,000 of reinsurance premium receivable and claims payable of approximately $1,000.

Derivative Instruments— All derivative financial instruments are recorded on the consolidated balance sheet at fair value. The changes in fair value of derivatives that are designated and qualify as cash flow hedges are recorded in other comprehensive income, with subsequent reclassification to earnings when the hedged transaction asset or liability impacts earnings. Any ineffectiveness is recognized in earnings immediately. The Company’s risk management policy is to not enter into derivatives for speculative purposes.

Federal Income Tax— Deferred federal income tax is provided for in the accompanying consolidated financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as accrued commissions, deferred compensation, unearned premiums, property and equipment, deferred acquisition costs and unrealized gains on investments.

The Company reviews the deferred tax assets to determine the necessity of a valuation allowance. Valuation allowances are provided to the extent it is more likely than not that deferred tax assets will not be realized. The Company files a consolidated federal income tax return which includes all subsidiaries.

Concentrations of Credit Risk— Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of premiums receivable. Other than as discussed below, concentrations of credit risk with respect to premiums receivable are limited because of the large number of employer groups comprising the Company’s client base and contracts are cancelled if premiums are not paid within 90 days.

During 2014, 2013, and 2012, four fully-insured customers accounted for approximately 9%, 10%, and 9%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 11%, 11%, and 12% of the Company’s total revenue during each of the years 2014, 2013, and 2012, respectively.

The Company had one customer that had a balance of approximately 23% and 29% of the uncollected premium receivable balance at December 31, 2014 and 2013, respectively.

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts.

Fair Value of Financial Instruments— Certain financial instruments are required to be recorded at fair value. The Company primarily bases fair value for investments in fixed-maturity securities (including federally-insured certificates of deposits, investment grade corporate bonds and non-investment grade corporate bonds) on quoted market prices or on prices from a pricing vendor, an outside resource that supplies securities pricing, dividend, corporate action and descriptive information to support pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs, including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Changes in assumptions or estimation methods could affect the fair value estimates.

2.     GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2014 and 2013. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $81,000 net of approximately $159,000 of accumulated amortization at December 31, 2014 and to approximately $97,000 net of approximately $143,000 of accumulated amortization at December 31, 2013. Amortization expense was approximately $15,000 for each of the three years ended December 31, 2014, 2013 and 2012. The provider network intangible asset of approximately $57,000 at December 31, 2014 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $24,000 at December 31, 2014 are being amortized over an 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 8 years. Amortization expense for 2015 and 2016 is expected to be approximately $15,000 each year. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2014 and 2013.

3.      INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,050,000 and $1,200,000 as of December 31, 2014 and 2013, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. At December 31, 2013, the Company also invested in money market funds included in short-term investments and classified as available-for-sale, with a cost and fair value of approximately $60,000. The Company invested in corporate bonds with an amortized cost of approximately $7,047,000 and $5,936,000 as of December 31, 2014 and 2013, respectively. The investment and non-investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned 107 corporate bonds at December 31, 2014, which consist primarily of investment grade securities. At December 31, 2014, total bond fair value was approximately $7,196,000, which consists of 67 different securities each with a credit rating of A- or better totaling approximately $5,247,000. The remaining 40 securities, totaling approximately $1,949,000 had a credit rating of between BBB+ and B-. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.18% at December 31, 2014. The weighted average maturity of the Company’s corporate bonds was 5.10 years at December 31, 2014. The unrealized gains and losses on available-for-sale investment activity are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $30,000 realized gains for the year ended December 31, 2014, respectively. There were no material realized gains or losses for the year ended December 31, 2013.

At December 31, 2014 and, 2013, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of
	Cost	Value	Total Value
December 31, 2014
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$700,000	$704,676	8.5%
Greater than 1 year (Two certificates of deposit and 107 corporate bonds)	7,397,358	7,547,366	91.5%

Total	$8,097,358	$8,252,042	100.0%

	Available-for-Sale
	Amortized	Fair	% of
	Cost	Value	Total Value
December 31, 2013
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$200,000	$201,027	2.8%
Greater than 1 year (Six certificates of deposit and 108 corporate bonds)	6,986,176	7,068,365	97.2%

Total	$7,186,176	$7,269,392	100.0%

Investments classified at December 31, 2014 and 2013, as fixed maturities and short-term investments were as follows:

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2014
Certificates of deposit, short term	$700,000	$4,676		$704,676
Certificates of deposit, fixed maturities	350,000	926		350,926
Corporate bonds, fixed maturities	7,047,358	184,630	$(35,548)	7,196,440

Total investments	$8,097,358	$190,232	$(35,548)	$8,252,042

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value
December 31, 2013
Money market fund	$60,217			$60,217
Certificates of deposit, short term	200,000	$1,027		201,027
Certificates of deposit, fixed maturities	1,050,000	8,693	$(1,625)	1,057,068
Corporate bonds, fixed maturities	5,936,176	128,023	(52,902)	6,011,297

Total investments	$7,246,393	$137,743	$(54,527)	$7,329,609

     Unrealized losses at December 31, 2014 and 2013 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other than temporary impairment charges for the years ended December 2014, 2013 and 2012. The Company had no investments in a material unrealized loss position for greater than one year as of December 31, 2014 and 2013.

4.    ACCUMULATED OTHER COMPREHENSIVE INCOME

 Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	2014			2013
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$85,588	$29,101	$56,487	$251,796	$85,614	$166,182
Other comprehensive income (loss) before reclassification	99,917	33,974	65,943	(166,208)	(56,513)	(109,695)
Reclassification adjustment for realized investment gains (losses), net included in realized gains on investments, net	(29,691)	(10,095)	(19,596)
Effect on other comprehensive income (loss)	70,226	23,879	46,347	(166,208)	(56,513)	(109,695)
Accumulated unrealized gains, net, on investments available for sale, end of period	$155,814	$52,980	$102,834	$85,588	$29,101	$56,487

Accumulated unrealized gains (losses), net, on interest rate swap, beginning of period	$(55,618)	$(18,911)	$(36,707)	$(41,275)	$(14,034)	$(27,241)
Other comprehensive income before reclassification	50,764	17,260	33,504	(14,343)	(4,877)	(9,466)
Reclassification adjustment for realized interest swap loss, net included in realized gains on investments, net	-	-	-	-	-	-
Effect on other comprehensive income (loss)	50,764	17,260	33,504	(14,343)	(4,877)	(9,466)
Accumulated unrealized gains, net, on interest rate swap, end of period	$(4,854)	$(1,651)	$(3,203)	$(55,618)	$(18,911)	$(36,707)

Accumulated other comprehensive income, beginning of period	$29,970	$10,190	$19,780	$210,521	$71,580	$138,941
Change in unrealized gains (losses), net, on investments available for sale	70,226	23,879	46,347	(166,208)	(56,513)	(109,695)
Change in unrealized gains (losses), net, on interest rate swap	50,764	17,260	33,504	(14,343)	(4,877)	(9,466)
Effect on other comprehensive income	120,990	41,139	79,851	(180,551)	(61,390)	(119,161)
Accumulated other comprehensive income, end of period	$150,960	$51,329	$99,631	$29,970	$10,190	$19,780

	2012
	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$74,876	$25,460	$49,416
Other comprehensive income (loss) before reclassification	217,225	73,856	143,369
Reclassification adjustment for realized investment gains (losses), net included in realized gains on investments, net	(40,305)	(13,702)	(26,603)
Effect on other comprehensive income (loss)	176,920	60,154	116,766
Accumulated unrealized gains, net, on investments available for sale, end of period	$251,796	$85,614	$166,182

Accumulated unrealized gains (losses), net, on interest rate swap, beginning of period	$(16,354)	$(5,560)	$(10,794)
Other comprehensive income before reclassification	(30,821)	(10,479)	(20,342)
Reclassification adjustment for realized interest swap loss, net included in realized gains on investments, net	5,900	2,005	3,895
Effect on other comprehensive income (loss)	(24,921)	(8,474)	(16,447)
Accumulated unrealized gains, net, on interest rate swap, end of period	$(41,275)	$(14,034)	$(27,241)

Accumulated other comprehensive income, beginning of period	$58,522	$19,900	$38,622
Change in unrealized gains (losses), net, on investments available for sale	176,920	60,154	116,766
Change in unrealized gains (losses), net, on interest rate swap	(24,921)	(8,474)	(16,447)
Effect on other comprehensive income	151,999	51,680	100,319
Accumulated other comprehensive income, end of period	$210,521	$71,580	$138,941

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2014	2013	2012

Balance—January 1	$2,219,725	$2,136,010	$2,801,468

Net incurred claims related to:
Current year	48,580,639	45,865,228	42,909,476
Prior years	75,288	(146,287)	(147,671)

Net incurred claims	48,655,927	45,718,941	42,761,805

Net paid claims related to:
Current year	45,587,042	43,648,282	40,775,534
Prior years	2,290,997	1,986,944	2,651,729

Net paid claims	47,878,039	45,635,226	43,427,263

Balance—December 31	$2,997,613	$2,219,725	$2,136,010

6.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31, 2014, 2013 and 2012, respectively:

	2014	2013	2012

Current tax expense:
Federal	$1,020,061	$811,632	$973,336
State and local	19,716	13,610	20,128

Total current tax expense	1,039,777	825,242	993,464

Deferred tax benefit
Federal	(144,499)	(64,374)	(264,378)
State and local	(7,536)	(6,029)	(8,649)

Total deferred tax benefit	(152,035)	(70,403)	(273,027)

Total provision for income taxes	$887,742	$754,839	$720,437

Deferred tax assets and liabilities are comprised of the following:

	2014	2013
Deferred tax assets:
Unearned premiums	$73,616	$107,785
Net operating loss	33,404	37,490
Recapitalization intangible	48,234	48,234
Accrued vacation	66,998	74,228
Accrued commissions	218,922	166,610
Deferred compensation	940,593	701,346
Accrued professional fees	46,342	43,282
Other, net	52,042	40,796

Gross deferred tax assets	1,480,151	1,219,771
Valuation Allowance	(48,234)	(48,234)
Gross deferred tax assets, net of valuation allowance	1,431,917	1,171,537

Deferred tax liabilities:
Unrealized gain on investments	51,326	10,192
Deferred policy acquisition costs	101,684	111,355
Prepaid insurance	70,772	66,154
Property and equipment	122,119	3,503
Identifiable intangible assets	27,571	32,790
Gross deferred tax liabilities	373,472	223,994
Net deferred tax asset	$1,058,445	$947,543

Management believes it is more likely than not that deferred tax assets, net of valuation allowance will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $98,247, $110,265, and $122,544 of net operating loss carry forwards to utilize in future years at December 31, 2014, 2013, and 2012, respectively. These losses will expire between 2018 and 2024. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2014 and 2013.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

				2014	2013	2012
				Effective Tax	Effective Tax	Effective Tax
	2014	2013	2012	Rate	Rate	Rate

Provision computed at statutory rate	$757,831	$692,391	$693,074	34.0%	34.0%	34.0%
State and local taxes	4,575	2,954	4,864	0.2	0.1	0.2
Nondeductible meals, entertainment and legal expense	11,603	9,453	8,815	0.5	0.5	0.4
Nondeductible federal premium tax	113,733			5.1
Valuation Allowance		48,243			2.4
Other—net		1,798	13,684		0.1	0.7

Provision for income taxes	$887,742	$754,839	$720,437	39.8%	37.1%	35.3%

On September 13, 2013, the Internal Revenue Service released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (“Code”), regarding the deduction and capitalization of expenditures related to tangible property. The final regulations replace temporary regulations that were issued in December 2011. Also released were proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These regulations generally apply to taxable years beginning on or after January 1, 2014 and did not have a material effect to the consolidated financial statements.

7.	ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2014, 2013, and 2012, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2010 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2009 remain open to other state and local tax authorities.

8. PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2014	2013

Land	$364,000	$364,000
Building and building improvements	2,494,601	2,435,101
Furniture and equipment	2,787,159	2,402,545
Total property and equipment	5,645,760	5,201,646
Less accumulated depreciation	$(2,968,846)	$(2,728,361)

Total property and equipment - net	$2,676,914	$2,473,285

The Company had depreciation expense of approximately $318,000, $347,000 and $271,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

9.	DEFERRED COMPENSATION PLAN

Share-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the vesting periods and is included in total insurance expense in the consolidated statements of comprehensive income. The fair value of the awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings.

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $130,000, $67,000, and $88,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2014, 2013 and 2012, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 31, 2014 and 2013.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares and to elect to defer receiving such amounts until termination of board membership or employment and vesting requirements are met. If a director or key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. There were approximately 145 and 165 of these non-vested awards outstanding at December 31, 2014 and 2013, respectively. The number of awards expected to vest approximates the total non-vested awards outstanding.

The Company has a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards which will vest if established Company performance criteria are achieved over a three year period. There were approximately 337 and 480 of these non-vested awards outstanding at December 31, 2014 and 2013, respectively.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $872,000, $616,000, and $466,000, with a tax benefit of approximately $296,000, $209,000, and $158,000, related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, there is approximately $301,000 of total unrecognized compensation cost related to non-vested awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.34 years.

In February 2014 and 2013, the Board declared a per share cash dividend for all Class A, Class B and Class C redeemable common shares in the amounts of $35.77 and $32.60 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $41,000 and $52,000 in February 2014 and February 2013, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In 2014, the non-employee members of the Board were granted a total of 252 share based awards. In 2014, key employees were granted 295 share based awards. As of December 31, 2014, the Company has granted a total of 3,293 share awards, net of share based dividends, forfeitures and rescinded share awards.

The following is a summary of activity of non-vested awards for the years ended December 31, 2014 and 2013:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31,2014

Non-vested awards at January 1, 2014			644.6
Granted	252.0	$894	295.0
Vested	(252.0)	894	(433.1)
Forfeited			(24.6)
Non-vested awards at December 31, 2014			481.9	$1,018

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31,2013

Non-vested awards at January 1, 2013			535.8
Granted	252.0	$886	204.0
Vested during the year	(252.0)	886	(74.2)
Forfeited			(21.0)
Non-vested awards at December 31, 2013			644.6	$920

The following is a summary of activity of vested awards for the years ended December 31, 2014 and 2013:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31,2014

Vested awards at January 1, 2014	806.7	$886	408.5
Share based dividend	32.5	887	13.4
Vested during the year	252.0	1,015	433.1
Redeemed vested awards			(76.2)
Converted to Redeemable Common Shares	(252.0)	1,015
Vested awards at December 31, 2014	839.2	1,018	778.8	$1,018

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31,2013

Vested awards at January 1, 2013	876.0	$815	339.7
Share based dividend	34.5	828	13.4
Vested during the year	252.0	881	74.2
Redeemed vested awards	(103.8)	794	(14.8)
Converted to Redeemable Common Shares	(252.0)	881	(4.0)
Vested awards at December 31, 2013	806.7	886	408.5	$920

10. REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Participating providers along with Company directors and employees have the option to purchase one or more voting Class B Redeemable Common Shares of the Company, when offered. Non-dentist individuals are eligible to purchase Class C voting redeemable common shares, when offered. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The book value of a common share was approximately $997 and $894 at December 31, 2014 and 2013, respectively. In 2014, 2013 and 2012, the Board declared a per share cash dividend for all Class A, Class B and Class C redeemable common shares in the amounts of $35.77, $32.60 and $21.00, respectively.

The Company has 100,000 authorized Class D Redeemable Common Shares, without par value. The Class D Redeemable Common Shares are non-voting redeemable common shares that Preferred Shares may be converted to under certain circumstances. As of December 31, 2014 and 2013, none of these Class D redeemable shares were issued or are outstanding.

The Company is authorized to issue 100,000 preferred shares, without par. In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share. In 2012 and 2013, the Company entered into additional Stock Purchase Agreements with an investor for the sale of 1,000 Redeemable Institutional Preferred Shares each year at a purchase price of $1,000 per share. The annual dividend payable on each Redeemable Institutional Preferred Share is 5% of the book value at the beginning of the dividend period. As of December 31, 2014, 2013, and 2012, dividends declared were approximately $128,000, $123,000, and $67,000, respectively. As of December 31, 2014, 2013, and 2012, dividends paid were approximately $128,000, $123,000, and $83,000, respectively.

Redeemable Provider Preferred Shares-2009 Series are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares. As of December 31, 2014 and 2013, none of these Provider Preferred Shares were issued or are outstanding.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. There were no dividends declared or paid by any subsidiaries during 2014 or 2013. In December 2012, Dental Care Plus declared and paid a dividend to the Company totaling $360,000. During 2015, the total dividend that the Dental Care Plus subsidiary may declare without prior regulatory approval is approximately $969,000.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income for Dental Care Plus was approximately $1,156,000, $1,191,000, and $1,108,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Statutory-basis equity was approximately $9,689,000 and $8,560,000 at December 31, 2014 and 2013, respectively.

11.DEBT

In December 2012, the Company refinanced the mortgage of its office building and in connection therewith, the Company executed a mortgage note with a bank, secured by the land and the office building, in the amount of $1,340,000. Interest is payable based on the 30-day LIBOR rate plus 1.95%. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,247,600 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending
December 31

2015	$49,200
2016	50,400
2017	52,800
2018	55,200
2019 and thereafter	1,040,000

Total mortgage payable	$1,247,600

In 2014, the Company entered into a sale-leaseback transaction with a leasing company for the sale of certain fixed assets for approximately $516,000. There was no gain or loss on the sale. The Company did not retain the benefits and risk to the property sold and the risk of ownership was transferred to the leasing company. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments totaling approximately $552,000 related to these assets over a four year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year.

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

At December 31, 2014, future required payments under all outstanding capital leases are as follows:

2015	$268,595
2016	249,638
2017	146,979
2018	137,929
2019	11,462

Total	814,603

Less imputed interest	(43,125)

Present value of minimum lease payments	$771,478

12. DERIVATIVE

In December 2012, the Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) with an original notional amount of $1,340,000. The Agreement is used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s 2012 refinanced mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage. The Company believes that the risk of nonperformance by the counter party to this Agreement is not material to the financial statements. At December 31, 2014 and 2013, the fair value of this Agreement was a liability of approximately $5,000 and $56,000, respectively. This amount is included in other payables and accruals in the accompanying consolidated balance sheets. The agreement will terminate upon maturity of the mortgage loan payable (Note 11).

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

The amounts included in other comprehensive income (loss) related to the interest rate swaps were $33,504, $(9,466), and ($16,447), net of income tax expense (benefit) of $17,260, $(4,877), and $(8,474), during 2014, 2013 and 2012, respectively.

13.	LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2014. As of December 31, 2014 and 2013, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2015.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2014. At December 31, 2014 and 2013, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2015. In addition, the Company had an irrevocable letter of credit for $10,000, with interest payable on all outstanding amounts at a variable rate of the prime rate of borrowing plus 6.00%. The letter of credit also had an annual fixed rate of 2.10% for access to the letter of credit obligation. The letter of credit expired in December 2014 and was not renewed.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $154,000, $136,000, and $118,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

Years Ending
December 31

2015	$156,000
2016	126,000
2017	46,000
2018	36,000
2019 and thereafter	17,000

Total	$381,000

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

15.      LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $62,000, $62,000, and $68,000 for the years ended December 31, 2014, 2013 and 2012. Such amounts are recorded as other income in the accompanying consolidated statements of comprehensive income. As of December 31, 2014, the Company has approximately $62,000 of future minimum annual lease income under non-cancelable leases in 2015.

16.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $60,000 for the years ended December 31, 2014, 2013 and 2012.

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $20,240,000, $18,601,000, and $16,417,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2014			December 31, 2013

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$47,948	$35,995	$11,953	$46,656	$35,024	$11,632
Fully-insured dental PPO	16,459	12,661	3,798	13,494	10,695	2,799
Self-insured dental	26,905	23,040	3,865	25,641	22,043	3,598
Corporate, all other	624		624	572		572
Total	$91,936	$71,696	20,240	$86,363	$67,762	18,601

Investment income			222			164
Realized gains on investments, net			30
Other income			62			61

Insurance expense			18,325			16,790

Income before income tax			$2,229			$2,036

Total assets-corporate			$57,239			$56,903

	Fiscal Year Ended
	December 31, 2012

	Revenues-	Healthcare
	External	Services
	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$43,844	$33,399	$10,445
Fully-insured dental PPO	11,429	9,363	2,066
Self-insured dental	24,380	20,974	3,406
Corporate, all other	500		500
Total	$80,153	$63,736	16,417

Investment income			128
Realized gains on investments, net			34
Other income			68

Insurance expense			14,609

Income before income tax			$2,038

Total assets-corporate			$37,337

Inter-segment revenues were not significant for 2014, 2013, or 2012.

18.	RELATED PARTIES

All of the Company’s Class A, and Class B shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $36,902,000, $37,566,000, and $37,720,000 in 2014, 2013 and 2012, respectively. The Company had claims payable liability to related party providers of approximately $1,547,000 and $1,231,000 at December 31, 2014 and 2013, respectively.

Seven of our Board members are also participating providers and as a group received approximately $191,000, $154,000 and $159,000 in directors’ fees for the years ended December 31, 2014, 2013, and 2012, respectively.

19.	FAIR VALUE MEASUREMENTS

The Company classifies the assets and liabilities that require measurement of fair value based on the priority of the observable and market-based sources of data into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are as follows:

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014				December 31, 2013
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$351	$351			$1,057	$1,057
Investment grade corporate bonds			6,780	6,780			6,011	6,011
Non-investment grade corporate bonds			416	416
Short-term investments
Money Short-term investmentsmarket fund						$60		60
Federally-Insured certificates of deposit			705	705			201	201
Deferred compensation investments (a)
Equity mutual fund investments		$530		530		419		419
State guarantee fund deposits (b)
Government securities		229		229		230		230
Federally-Insured certificates of deposit			50	50			50	50
Total		$759	$8,302	$9,061		$709	$7,319	$8,028

Liabilities
Interest rate swap (c)			$5	$5			$56	$56
Total	$		$5	$5	$		$56	$56

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

At December 31, 2014 and 2013, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during December 2014 and 2013. As of December 31, 2014 and 2013, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

20.	QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2014 and 2013 is as follows (amounts in thousands):

	2014
	March 31	June 30	September 30	December 31	Total
Premium revenue	$22,636	$22,851	$23,578	$22,871	$91,936
Gross profit	4,559	4,883	4,937	5,861	20,240
Income before income taxes	195	363	882	789	2,229

	2013
	March 31	June 30	September 30	December 31	Total
Premium revenue	$20,849	$21,415	$22,614	$21,485	$86,363
Gross profit	3,895	4,673	4,376	5,657	18,601
Income before income taxes	140	581	188	1,127	2,036

21.  SUBSEQUENT EVENTS

In accordance with the provisions of the Affordable Care Act of 2010, the federal government imposed an annual assessment on all U.S. health insurers of approximately $11.3 billion in 2015. This annual assessment will increase each year and is expected to be $16.0 billion in 2019. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. The first $25 million of a health insurer’s net premium written is exempt from the federal premium tax assessment. The net premium written by a health insurer from $25 million to $50 million is subject to 50% of the federal premium tax rate. Accordingly, in January 2015, the Company established a liability for the federal premium tax of approximately $530,000 that is payable to the United States Treasury in September 2015, along with an offsetting asset that will be amortized during 2015.

On February 11, 2015, the Company’s Board of Directors declared a $39.86 per share dividend for all Class A, Class B and Class C redeemable common shareholders of record on February 11, 2015, payable on March 27, 2015. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2014, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2015 in the sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2015.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2015.

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In 2014, the non-employee members of the Board were granted a total of 252 RSUs. In 2014, Named Executive Officers and other key employees were granted 295 restricted share units. As of December 31, 2014, the Company granted a total of 3,293 RSUs, net of share based dividends, forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	11,707
TOTAL	—	—	11,707

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2015.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 22, 2015.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries

Schedule I - Summary of Investments -

Other than Investments in Related Parties

At December 31, 2014

(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed Maturities:
Bonds:
All other corporate bonds	$7,047	$7,196	$7,196

Certificates of deposit	1,050	1,056	1,056

Total Investments	$8,097	$8,252	$8,252

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
ASSETS

INVESTMENTS:
Fixed maturities	$926,182	$877,671
Short-term investments		41,738
Total investments	926,182	919,409
CASH AND CASH EQUIVALENTS	1,831,520	1,375,743
ACCRUED INVESTMENT INCOME	11,165	4,349
INTERCOMPANY RECEIVABLES	572,005	373,829
INTERCOMPANY NOTE RECEIVABLE	230,000	230,000
PROPERTY	1,854,933	1,907,474
INVESTMENT IN SUBSIDIARIES	10,269,275	9,333,447
DEFERRED INCOME TAX	1,045,723	811,976
OTHER ASSETS	789,431	690,855
TOTAL ASSETS	$17,530,234	$15,647,082
LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$2,142,091	$2,183,562
MORTGAGE LOAN PAYABLE	1,247,600	1,294,400
DEFERRED COMPENSATION	2,766,449	2,062,783
TOTAL LIABILITIES	6,156,140	5,540,745

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2014 and 2013, respectively	414,173	391,814
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2014 and 2013, respectively	1,195,484	1,130,946
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2014 and 2013, respectively	1,099,604	1,040,242
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 531 and 546 shares at December 31, 2014 and 2013, respectively	529,158	488,282
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 7,843 and 7,889 shares at December 31, 2014 and 20132, respectively	7,815,789	7,055,053
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 321 and zero shares at December 31, 2014 and 2013, respectively	319,886
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares;
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	11,374,094	10,106,337

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY	$17,530,234	$15,647,082

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 34 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Comprehensive Income

For the Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

REVENUES
Management fees from subsidiaries	$11,486,781	$11,029,944	$9,531,143
Investment income	33,528	16,536	7,502
Administrative fees	798,900	713,915	273,251
Total revenues	12,319,209	11,760,395	9,811,896

EXPENSES
Insurance expense:
Salaries and benefit expense	7,356,679	6,626,586	5,603,918
Other insurance expense	4,470,223	5,043,160	3,956,496
Total expenses	11,826,902	11,669,746	9,560,414

INCOME BEFORE INCOME TAX	492,307	90,649	251,482

PROVISION (BENEFIT) FOR INCOME TAX:
Current	428,152	226,519	284,933
Deferred	(246,426)	(134,903)	(187,044)

Total	181,726	91,616	97,889

Income (Loss) before undistributed income of subsidiaries	310,581	(967)	153,593

Undistributed income of subsidiaries	1,030,592	1,282,573	1,164,424

NET INCOME	$1,341,173	$1,281,606	$1,318,017

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap			6,900
Change in the fair value of investments	74,832	(104,983)	143,369
Reclassification adjustment for gains included in undistributed income	(19,596)		(22,708)
Total other comprehensive income held by subsidaries	55,236	(104,983)	127,561

Change in the fair value of investments	(8,889)	(4,712)
Change in the fair value of interest rate swap	33,504	(9,466)	(27,242)

TOTAL COMPREHENSIVE INCOME	$1,421,024	$1,162,445	$1,418,336

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 34 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Statements of Cash Flows

For the Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,341,173	$1,281,606	$1,318,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,194	110,567
Loss on disposal of property		56,495
Undistributed income of subsidiaries	(1,030,592)	(1,282,573)	(1,164,424)
Deferred income (benefit) tax	(246,426)	(134,903)	(187,044)
Deferred compensation	959,380	675,195	542,630
Effects of changes in operating assets and liabilities:
Accrued investment income	(6,816)	(4,349)
Intercompany accounts receivables	(198,176)	34,003	(403,074)
Other assets	(89,141)	(151,936)	5,839
Other payables and accruals	56,994	339,117	684,596

Net cash provided by operating activities	902,590	923,222	796,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(822,222)	(885,902)
Sale and maturities of investments	794,972
Acquisition of property and equipment	(61,250)	(187,427)
Acquisition of property from subsidiary			(1,886,004)
Investment, other	(5,000)	(5,000)	(40,000)

Net cash used in investing activities	(93,500)	(1,078,329)	(1,926,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(46,800)	(45,600)
Borrowing of mortgage note			1,340,000
Advance to subsidiaries			(605,478)
Dividends from subsidiaries to finance real estate	150,000		360,000
Repurchase of redeemable shares	(361,721)	(264,031)	(137,891)
Issuance of redeemable shares	330,535	1,096,959	1,044,245
Additional contribution with share exchange
Dividends paid	(425,327)	(392,196)	(260,426)

Net cash (used in) provided by financing activities	(353,313)	395,132	1,740,450

INCREASE IN CASH	455,777	240,025	610,986

CASH AND CASH EQUIVALENTS—Beginning of year	1,375,743	1,135,718	524,732

CASH AND CASH EQUIVALENTS—End of year	$1,831,520	$1,375,743	$1,135,718

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$47,000	$52,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$82,518	$130,219	$160,024
Redeemed common shares issued in lieu of cash payment of deferred compensation	255,714	225,522	125,902
Deferred restricted shares units issued in lieu of cash dividend	40,712	52,042	28,210
Class A redeemable common shares exchanged for Class B redeemable common shares		5,672	9,819

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 34 and the notes to the Condensed Financial Statements.

SCHEDULE II - PARENT COMPANY FINANCIAL INFORMATION

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

Transfer of real estate

In December 2012, the Dental Care Plus, Inc. (“DCP”) subsidiary transferred real estate to the parent totaling approximately $1,886,000.

Management Fee

Through intercompany service agreements approved, if required, by state regulatory agencies, our parent company charges a management fee for reimbursement of certain centralized services provided to its subsidiaries including information systems, investment and cash administration, marketing, legal, finance, executive management oversight and other operating expenses.

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $107,000, $92,000, and $80,000, for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2014, the parent company received a dividend from the Adenta, Inc. subsidiary in the amount of $150,000. There were no dividends declared or paid to the parent company in 2013.

Federal Income Tax Arrangement

The parent company has an income tax allocation arrangement with its subsidiaries. DCP makes federal tax payments on behalf of the Company. DCP paid approximately $1,270,000, $540,000, and $1,110,000 for the years ended December 31, 2014, 2013, and 2012. The Company’s policy is to settle this intercompany receivable within 30 days of the filing of its consolidated income tax return.

There were no additional investment in subsidiaries in 2014 and 2013.

Reconciliation of Investment in Subsidiaries

	2014	2013

Investment in Subsidiaries—January 1	$9,333,447	$8,155,857

Undistributed income of subsidiaries	1,030,592	1,282,573
Total other comprehensive income held by subsidiaries	55,236	(104,983)
Dividends from subsidiaries to finance real estate	(150,000)

Increase in Investment in Subsidiary	935,828	1,177,590

Investment in Subsidiaries—December 31	$10,269,275	$9,333,447

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule III - Supplementary Insurance Information

For each of the Three Years in the Period ended December 31, 2014

(amounts in thousands)

	2014	2013	2012
Deferred policy acquisition cost (a)	$2,050	$2,190	$1,184

Claims payable (a)	$2,998	$2,220	$2,136

Unearned premium (a)	$32,637	$35,395	$19,792

Other policy claims and benefits payable (a)	$3,229	$3,088	$2,105

Premium revenues
Fully-insured dental HMO/ Indemnity	$47,948	$46,656	$43,844
Fully-insured dental PPO	16,459	13,494	11,429
Self-insured dental	26,905	25,641	24,380
Corporate, All Other	624	572	500
	$91,936	$86,363	$80,153

Investment income (a)	$222	$164	$128

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$35,995	$35,024	$33,399
Fully-insured dental PPO	12,661	10,695	9,363
Self-insured dental	23,040	22,043	20,974
	$71,696	$67,762	$63,736

Amortization of deferred policy acquisition cost (a)	$4,129	$3,862	$3,592

Other operating expense (a)	$14,196	$12,928	$11,018

Premium written
Fully-insured dental (a)	$62,151	$75,363	$52,650

(a) The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule IV- Reinsurance

For each of the Three Years in the Period ended December 31, 2014

(amounts in thousands)

	2014		2013		2012

Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$47,948		$46,656		$43,844
Fully-insured dental PPO		16,459		13,456		11,240
Self-insured dental		26,905		25,641		24,380
Corporate, All Other		624		572		500
		$91,936		$86,325		$79,964

Ceded earned premium amounts to other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO
Self-insured dental
Corporate, All Other
	$		$		$

Assumed amounts from other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO				$38		$189
Self-insured dental
Corporate, All Other
	$			$38		$189

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$47,948		$46,656		$43,844
Fully-insured dental PPO		16,459		13,494		11,429
Self-insured dental		26,905		25,641		24,380
Corporate, All Other		624		572		500
		$91,936		$86,363		$80,153

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
Description	period	expenses	Deductions	period

Year ended December 31, 2014:
Allowance for Uncollectible Accounts Receivable	$7,686	37,225	31,423	$13,488
Year ended December 31, 2013:
Allowance for Uncollectible Accounts Receivable	$55,163	24,256	71,733	$7,686
Year ended December 31, 2012:
Allowance for Uncollectible Accounts Receivable	$15,293	72,788	32,918	$55,163

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 20, 2015	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 20, 2015	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 20, 2015	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 20, 2015	/s/ Robert E. Hamilton
Robert E. Hamilton
Director

March 20, 2015	/s/ David A. Kreyling
David A. Kreyling
Secretary

March 20, 2015	/s/ Michael J. Carl
Michael Carl
Treasurer

March 20, 2015	/s/ Fred H. Peck
Fred H. Peck
Assistant Treasurer

March 20, 2015	/s/ Jack M. Cook
Jack M. Cook
Director

March 20, 2015	/s/ Donald J. Peak
Donald J. Peak
Director

March 20, 2015	/s/ James E. Kroeger
James E. Kroeger
Director

March 20, 2015	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 20, 2015	/s/ James T. Foley
James Foley
Director

March 20, 2015	/s/ Mark E. Bronson
Mark E. Bronson
Director

March 20, 2015	/s/ Ronald Poulos
Ronald Poulos
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
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
10.1

Ninth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2014 (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K current report filed on June 24, 2014)*

10.2

Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.3	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*
10.4

2006 Dental Care Plus Management Equity Incentive Plan, amended and restated Effective January 1, 2014 (incorporate by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on May 20, 2014)*

10.5

Restricted Share Unit (RSU) Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. and RSU Award to Robert C. Hodgkins, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on April 6, 2012)*

10.6	Preferred Stock Purchase Agreement (incorporated by reference to the Company’s Form 8-K current report filed on July 21, 2010)
10.7

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

10.9	Restricted Shares Unit (RSU) Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report fled June 18, 2013)*.
10.10

Long Term Incentive Compensation Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on June 24, 2014)*

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith
101	Financial information and Notes to Financial Statements for the year-ended December 31, 2014 formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensation plan arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.