Form 10-Q
period 2015-03-31
DCP Holding CO
filed 2015-05-14
CIK 1361025

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 528, 7,810 and 321 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $7,477,000 and $7,397,000 at March 31, 2015 and December 31, 2014, respectively	$7,708,917	$7,547,366
Short-term investments, available for sale at fair value, cost of $700,000 and $700,000 at March 31, 2015 and December 31, 2014, respectively	703,330	704,676
Total investments	8,412,247	8,252,042
CASH AND CASH EQUIVALENTS	8,489,277	9,189,994
ACCRUED INVESTMENT INCOME	55,271	69,462
ACCOUNTS RECEIVABLE, including uncollected premiums of $695,207 and $1,021,970, net of allowance of $19,490 and $13,488 at March 31, 2015 and December 31, 2014, respectively	52,068,663	32,576,154
DEFERRED ACQUISITION COSTS	3,339,816	2,050,328
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,072,779 and $2,968,846 at March 31, 2015 and December 31, 2014, respectively	2,598,109	2,676,914
OTHER ASSETS	3,206,011	2,423,916
TOTAL ASSETS	$78,169,394	$57,238,810

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$2,914,158	$2,997,613
UNEARNED PREMIUM REVENUE	53,110,638	32,636,768
OTHER PAYABLES AND ACCRUALS	6,026,002	5,444,808
MORTGAGE LOAN PAYABLE	1,235,300	1,247,600
CAPITAL LEASE OBLIGATION	717,559	771,478
DEFERRED COMPENSATION	2,920,754	2,766,449
TOTAL LIABILITIES	66,924,411	45,864,716

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at March 31, 2015 and December 31, 2014	412,255	414,173
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2015 and December 31, 2014	1,189,948	1,195,484
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2015 and December 31, 2014	1,094,512	1,099,604
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 528 and 531 shares at March 31, 2015 and December 31, 2014, respectively	521,248	529,158
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 7,810 and 7,843 shares at March 31, 2015 and December 31, 2014, respectively	7,710,125	7,815,789
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 321 shares at March 31, 2015 and December 31, 2014	316,895	319,886

Total redeemable preferred and common shares	11,244,983	11,374,094

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$78,169,394	$57,238,810

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

REVENUES
Premium revenue	$24,200,947	$22,636,426
Investment income	59,293	54,434
Realized gains on investments, net	5,168	2,942
Other income	20,768	15,576
Total revenues	24,286,176	22,709,378

EXPENSES
Healthcare services expense	19,319,804	18,076,672
Insurance expense:
Salaries and benefits expense	1,930,134	1,814,013
Commission expenses and other acquisition costs	1,181,317	1,240,160
Other insurance expense	1,521,215	1,383,135
Total insurance expense	4,632,666	4,437,308
Total expenses	23,952,470	22,513,980

INCOME BEFORE INCOME TAX	333,706	195,398

INCOME TAX EXPENSE	144,381	81,071

NET INCOME	189,325	114,327

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax (benefit) expense of $(7,134) and $6,460, respectively	(13,849)	12,540
Change in the fair value of investments, net of income tax expense of $29,478 and $24,421, respectively	57,224	47,407
Reclassification adjustment for gains included in net income, net of tax income expense of $1,757 and $1,000, respectively	(3,411)	(1,942)
Total other comprehensive income (loss)	39,964	58,005

TOTAL COMPREHENSIVE INCOME	$229,289	$172,332

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$189,325	$114,327
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,141	80,549

Realized gain on investments, net	(5,168)	(2,942)
Deferred compensation	211,107	77,765
Effects of changes in operating assets and liabilities:
Accrued investment income	14,191	7,789
Accounts receivable	(19,492,509)	(15,851,925)
Deferred acquisition costs	(1,289,488)	(1,031,516)
Other assets	(606,043)	(342,371)
Claims payable	(83,455)	458,861
Unearned premium revenue	20,473,870	15,672,696
Other payables and accruals	583,919	884,558

Net cash provided by operating activities	104,890	67,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(734,014)	(1,184,395)
Sales of investments	458,665	175,955
Investment, other		(5,000)
Acquisition of property and equipment	(26,472)	(184,701)

Net cash used in investing activities	(301,821)	(1,198,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(12,300)	(11,700)
Payments on capital lease	(53,919)	(24,478)
Repurchase of redeemable shares	(58,075)	(100,965)
Dividends paid	(379,492)	(329,215)

Net cash used in financing activities	(503,786)	(466,358)

DECREASE IN CASH AND CASH EQUIVALENTS	(700,717)	(1,596,708)

CASH AND CASH EQUIVALENTS—Beginning of period	9,189,994	8,105,859

CASH AND CASH EQUIVALENTS—End of period	$8,489,277	$6,509,151

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$17,000	$14,400
Cash paid for income taxes	510,000	480,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$60,154	$153,256
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	56,802	54,741
Deferred restricted shares in lieu of cash dividend	64,564	40,712
Purchased property and equipment (included in other payables and accruals)		1,890

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members, non-dentist individuals and employees who hold voting redeemable common shares and by institutional investors that hold non-voting redeemable preferred shares. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity benefit plans and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2014 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 20, 2015. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2014. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses, among others. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $53,111,000 and $32,637,000 at March 31, 2015 and December 31, 2014, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $51,373,000 and $31,554,000 at March 31, 2015 and December 31, 2014, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,042,000 and $1,083,000 at March 31, 2015 and December 31, 2014, respectively. Management has determined that as of March 31, 2015 and December 31, 2014, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Healthcare Services Expense—Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,368,000 and $2,052,000 and amortized approximately $1,078,000 and $1,021,000 of these capitalized costs for the three months ended March 31, 2015 and 2014, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,050,000 as of March 31, 2015 and December 31, 2014. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company invests in corporate bonds with an amortized cost of approximately $7,127,000 and $7,047,000 as of March 31, 2015 and December 31, 2014, respectively. The corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

The Company owned 108 corporate bonds at March 31, 2015, which consist primarily of investment grade securities. At March 31, 2015, total bond fair value was approximately $7,356,000, which consists of 63 different securities each with a credit rating of A- or better totaling approximately $5,067,000. The remaining 45 securities, totaling approximately $2,289,000, had a credit rating of between BBB+ and B-. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.23% at March 31, 2015. The weighted average maturity of the Company’s corporate bonds was 5.0 years at March 31, 2015. The unrealized gains and losses on available-for-sale investment securities are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $5,000 and $3,000 of realized gains for the three months ended March 31, 2015 and 2014, respectively. The Company recognizes gains and losses when these securities have other than temporary impairment, mature or are sold using the specific identification method.

At March 31, 2015 and December 31, 2014, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of
March 31, 2015	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Four certificates of deposit)	$700,000	$703,330	8.4%
Greater than 1 year (Two certificates of deposit and 108 corporate bonds)	7,476,506	7,708,917	91.6%

Total	$8,176,506	$8,412,247	100.0%

	Available-for-Sale
	Amortized	Fair	% of
December 31, 2014	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$700,000	$704,676	8.5%
Greater than 1 year (Two certificates of deposit and 107 corporate bonds)	7,397,358	7,547,366	91.5%

Total	$8,097,358	$8,252,042	100.0%

Investments classified at March 31, 2015 and December 31, 2014 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2015	Cost	Gain	Loss	Value
Certificates of deposit, short term	$700,000	$3,330		$703,330
Certificates of deposit, fixed maturities	350,000	2,069		352,069
Corporate bonds, fixed maturities	7,126,506	263,094	$(32,752)	7,356,848

Total investments	$8,176,506	$268,493	$(32,752)	$8,412,247

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value
Certificates of deposit, short term	$700,000	$4,676		$704,676
Certificates of deposit, fixed maturities	350,000	926		350,926
Corporate bonds, fixed maturities	7,047,358	184,630	(35,548)	7,196,440

Total investments	$8,097,358	$190,232	$(35,548)	$8,252,042

Unrealized losses on investments at March 31, 2015 and December 31, 2014 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year as of March 31, 2015 and December 31, 2014.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended March 31, 2015			Three months ended March 31, 2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$155,814	$52,980	$102,834	$85,588	$29,101	$56,487
Other comprehensive income before reclassification	86,702	29,478	57,224	71,829	24,422	47,407
Reclassification adjustment for realized investment gains, net included in realized gains on investments, net	(5,168)	(1,757)	(3,411)	(2,942)	(1,000)	(1,942)
Effect on other comprehensive income	81,534	27,721	53,813	68,887	23,422	45,465
Accumulated unrealized gains, net, on investments available for sale, end of period	$237,348	$80,701	$156,647	$154,475	$52,523	$101,952

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(4,854)	$(1,651)	$(3,203)	$(55,618)	$(18,911)	$(36,707)
Other comprehensive income before reclassification	(20,983)	(7,134)	(13,849)	19,000	6,460	12,540
Effect on other comprehensive income	(20,983)	(7,134)	(13,849)	19,000	6,460	12,540
Accumulated unrealized gains, net, on interest rate swap, end of period	$(25,837)	$(8,785)	$(17,052)	$(36,618)	$(12,451)	$(24,167)

Accumulated other comprehensive income, beginning of period	$150,960	$51,329	$99,631	$29,970	$10,190	$19,780
Change in unrealized gains, net, on investments available for sale	81,534	27,721	53,813	68,887	23,422	45,465
Change in unrealized gains, net, on interest rate swap	(20,983)	(7,134)	(13,849)	19,000	6,460	12,540
Effect on other comprehensive income	60,551	20,587	39,964	87,887	29,882	58,005
Accumulated other comprehensive income, end of period	$211,511	$71,916	$139,595	$117,857	$40,072	$77,785

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $56,000 and $45,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2015 and 2014, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at March 31, 2015 and December 31, 2014.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares. Subsequent to 2010, a director will receive Class B Redeemable Common Shares upon vesting. A key employee may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. The number of awards expected to vest approximates the total non-vested awards outstanding.

The Company has a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards that will vest if established Company performance criteria are achieved over a three year period.

The deferred compensation expense related to these awards is recorded ratably over the applicable vesting period. The Company recorded deferred compensation expense of approximately $185,000 and $94,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there is approximately $431,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.47 years.

Share-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the vesting periods and is included in total insurance expense in the condensed consolidated statements of comprehensive income. The fair value of employee awards is remeasured at the end of each reporting period through the remaining vesting period with the change in fair value recognized in earnings.

In February 2015 and 2014, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $39.86 and $35.77 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $65,000 and $41,000 in February 2015 and February 2014, respectively. At March 31, 2015 and December 31, 2014, the deferred compensation liability was approximately $2,921,000 and $2,766,000, respectively.

The following is a summary of activity of non-vested awards for the three months ended March 31, 2015 and 2014:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at 3/31/2015

Non-vested awards at January 1, 2015			481.9

Granted	228.0	$997	88.0

Non-vested awards at March 31, 2015	228.0	$997	569.9	$981

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at 3/31/2014

Non-vested awards at January 1, 2014			644.6

Granted	238.0	$894	178.0

Forfeited			(24.6)
Non-vested awards at March 31, 2014	238.0	$894	798.0	$869

The following is a summary of activity of vested awards for the three months ended March 31, 2015 and 2014:

Vested awards at January 1, 2015	839.2	$1,018	778.8

Share based dividend	33.4	1,003	31.0

Vested awards at March 31, 2015	872.6	$981	809.8	$981

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at 3/31/2014

Vested awards at January 1, 2014	806.7	$886	408.5

Share based dividend	32.5	887	13.4
Redeemed vested awards			(76.2)

Vested awards at March 31, 2014	839.2	$869	345.7	$869

6.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $4,881,000 and $4,559,000 for the three months ended March 31, 2015 and 2014, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$12,235	$9,603	$2,632	$11,947	$9,258	$2,689
Fully-insured dental PPO	4,572	3,495	1,077	3,892	3,127	765
Self-insured dental	7,219	6,222	997	6,632	5,692	940
Corporate, all other	175		175	165		165
Total	$24,201	$19,320	4,881	$22,636	$18,077	4,559

Investment income			59			54
Realized gains on investments, net			5			3
Other income			21			16

Insurance expense			4,633			4,437

Income before income tax			$333			$195

Total assets-corporate			$78,169

Inter-segment revenues were not significant for the three months ended March 31, 2015 and 2014.

7.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended March 31, 2015 was approximately $144,000 with an effective rate of 43.3%. The income tax expense for the three months ended March 31, 2014 was approximately $81,000 with an effective tax rate of 41.5%. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and 2010 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015				December 31, 2014
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$352	$352			$351	$351
Investment grade corporate bonds			6,901	6,901			6,780	6,780
Non-investment grade corporate bonds			455	455			416	416
Short-term investments
Federally-Insured certificates of deposit			703	703			705	705
Deferred compensation investments (a)
Equity mutual fund investments		$593		593		$530		530
State guarantee fund deposits (b)
Government securities		427		427		229		229
Federally-Insured certificates of deposit			50	50			50	50
Total		$1,020	$8,461	$9,481		$759	$8,302	$9,061

Liabilities
Interest rate swap (c)			$26	$26			$5	$5
Total	$		$26	$26	$		$5	$5

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

As of March 31, 2015 and December 31, 2014, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the three months ended March 31, 2015 or 2014. As of March 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers low cost dental PPO plans to individuals and small groups on the Ohio and Indiana exchanges and individual dental HMO plans in southwest Ohio. As of March 31, 2015, we had approximately 350,000 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network and approximately 3,100 dentists participating in our dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, our dental PPO members have access to approximately 2,400 additional dentists in Ohio and Indiana and approximately 43,000 additional dentists throughout the United States. The Company also has other network leasing arrangements for the dental PPO plans that it offers on the Ohio and Indiana exchanges. With these network leasing arrangements, Dental Care Plus exchange members have access to approximately 1,600 and 1,000 dentists in Ohio and Indiana, respectively.

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

On April 18, 2015, the Board of Directors of DCP Holding Company (the “Company”) met with the Company’s senior management team, consultants and advisors to review a proposed five-year strategic growth plan for the Company.  In response to the industry and regulatory changes resulting from  the Affordable Care Act of 2010 and its implementation and the amendments to the Company’s articles of incorporation and code of regulations that were approved in 2014, the Board of Directors of the Company and the senior management team retained third-party consultants and advisors to assist in the evaluation of the Company’s business model, market position,  valuation and potential sources of capital to develop a five-year strategic growth plan to include expansion by the Company into new states and new metropolitan service areas.

Highlights

–

We had net income of approximately $189,000 for the three months ended March 31, 2015 (the “2015 quarter”) compared to net income of approximately $114,000 for the three months ended March 31, 2014 (the “2014 quarter”). The increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of approximately $322,000 in the 2015 quarter compared to the 2014 quarter. This increase was offset by an increase in insurance expense of approximately $196,000 and an increase in income tax expense of approximately $63,000 in the 2015 quarter compared to the 2014 quarter.

–

To date in 2015, our dental and vision product membership increased by approximately 14,100 members to approximately 350,000 members at March 31, 2015. This membership increase from December 31, 2014 is due to an increase in fully-insured dental HMO/IND membership of approximately 1,800 members, an increase in fully-insured dental PPO membership of approximately 5,800 members, an increase in self-insured membership of approximately 3,000 members, and an increase in corporate, all other membership of approximately 3,500 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 79.9% in the 2014 quarter to 79.8% in the 2015 quarter. This loss ratio decrease is due primarily to premium rate increases negotiated with fully-insured dental HMO/IND and dental PPO employer groups at renewal.

–

In March 2015, we paid a dividend of $39.86 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2014 of $35.77 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2015 quarter and the 2014 quarter.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	March 31, 2015	March 31, 2014	Change
Membership:
Fully-insured dental HMO/IND	157,000	154,100	1.9%
Fully-insured dental PPO	65,900	55,900	17.9%
Self-insured dental	94,700	91,400	3.6%
Corporate, all other	32,400	28,000	15.7%
Total membership	350,000	329,400	6.3%

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,235	$11,947	2.4%
Fully-insured dental PPO	4,572	3,892	17.5%
Self-insured dental	7,219	6,632	8.9%
Corporate, all other	175	165	6.1%
Total premium revenue	24,201	22,636	6.9%

Investment income	59	54	9.3%
Realized gains on investments, net	5	3	*
Other income	21	16	31.3%
Total revenue	24,286	22,709	6.9%

Healthcare services expense:
Fully-insured dental HMO/IND	9,603	9,258	3.7%
Fully-insured dental PPO	3,495	3,127	11.8%
Self-insured dental	6,222	5,692	9.3%
Corporate, all other			*
Total healthcare service expense	19,320	18,077	6.9%

Insurance expense	4,633	4,437	4.4%

Income tax expense	144	81	77.8%

Net income	$189	$114	65.8%

* Not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $288,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 0.9%, from $25.81 PMPM in the 2014 quarter to $26.04 PMPM in the 2015 quarter due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $680,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental PPO premium on a PMPM basis increase by 1.0%, from $23.68 PMPM in the 2014 quarter to $23.93 PMPM in the 2015 quarter due to rate increases obtained on renewal business. Self-insured dental premium revenue increased by $587,000 in the 2015 quarter compared to the 2014 quarter.

Fully-insured dental HMO/IND healthcare services expense increased by $345,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.2% from $20.00 PMPM in the 2014 quarter to $20.43 PMPM in the 2015 quarter. Fully-insured dental PPO healthcare services expense increased by $368,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 3.8%, from $19.02 PMPM in the 2014 quarter to $18.29 PMPM in the 2015 quarter.

Self-insured healthcare services expense increased by $530,000 in the 2015 quarter compared to the 2014 quarter, and self-insured healthcare services expense on a PMPM basis increased by 5.5% from $20.75 PMPM in the 2014 quarter to $21.89 PMPM in the 2015 quarter.

Insurance expense increased by $196,000 in the 2015 quarter compared to the 2014 quarter. This insurance expense increase is primarily attributable to higher salaries and wages and federal premium tax in the 2015 quarter compared to the 2014 quarter. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was 19.1% for the 2015 quarter compared to 19.6% for the 2014 quarter.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 2,900 members as of March 31, 2015 from March 31, 2014. This membership increase is primarily attributable to an increase of approximately 2,200 fully-insured dental HMO members and an increase of approximately 700 fully-insured dental indemnity members. The increase in fully-insured dental HMO/IND membership is the result of new sales and growth in the membership within existing groups of approximately 8,100 members, offset by the loss of approximately 5,900 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our fully insured dental PPO membership increased by approximately 10,000 members as of March 31, 2015 from March 31, 2014. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 13,600 members, offset by the loss of approximately 3,600 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our self-insured dental membership increased by approximately 3,300 members as of March 31, 2015 from March 31, 2014. This increase is primarily due to the addition of new self-insured dental HMO and dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 4,400 members as of March 31, 2015 from March 31, 2014. Our vision plan membership increased by approximately 4,400 members, and the dental indemnity members underwritten by a third party insurance carrier remained constant.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2015 quarter increased by approximately $288,000 compared to the 2014 quarter. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $105,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2015 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $183,000.

Fully-insured dental PPO premium revenue for the 2015 quarter increased by approximately $680,000 compared to the 2014 quarter. Fully-insured dental PPO premium rates negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $48,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2015 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $632,000.

Total self-insured dental revenue for the 2015 quarter increased approximately $587,000 compared to the 2014 quarter. Self-insured dental revenue increased by approximately $346,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2015 quarter resulted in an increase in new self-insured revenue of approximately $241,000.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2015 quarter increase approximately $570,000, or 9.1%, to approximately $6,861,000 in the 2015 quarter from approximately $6,291,000 in the 2014 quarter. Self-insured claim revenue increased by approximately $228,000 in the 2015 quarter due to new self-insured sales. In addition, self-insured claim revenue increased approximately $342,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2015 quarter.

Self-Insured ASO Fees - Self-insured ASO fees for the 2015 quarter increased approximately $17,000, or 4.9%, to approximately $358,000 in the 2015 quarter from approximately $341,000 in the 2014 quarter. Self-insured ASO fees increased by approximately $13,000 due to the new self-insured product sales and the remaining amount of the increase is due to an increase in average self-insured ASO fee rates for the 2015 quarter compared to the 2014 quarter.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $10,000 in the 2015 quarter compared to the 2014 quarter.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $345,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.2% from $20.00 PMPM in the 2014 quarter to $20.43 PMPM in the 2015 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $141,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $204,000. This increase is the result of an increase of $141,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2015 as well as an increase attributable to utilization of approximately $63,000.

Fully-insured dental PPO healthcare services expense increased by $368,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 3.8%, from $19.02 PMPM in the 2014 quarter to $18.29 PMPM in the 2015 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $508,000. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis of $140,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental PPO healthcare services expense of approximately $195,000 in the 2015 quarter compared to the 2014 quarter. This decrease in healthcare utilization was offset by the increase in healthcare services expense of $55,000 due to the 1.5% increase to the fee schedules effective January 1, 2015.

Self-insured healthcare services expense increased by $530,000 in the 2015 quarter compared to the 2014 quarter, and self-insured healthcare services expense on a PMPM basis increased by 5.5% from $20.75 PMPM in the 2014 quarter to $21.89 PMPM in the 2015 quarter. The higher level of self-insured healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $323,000. In addition, an increase in self-insured healthcare services expense of $207,000 was due to an increase in membership volume in the 2015 quarter compared to the 2014 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2015 quarter increased approximately $196,000 compared to the 2014 quarter. The higher consolidated insurance expense for the 2015 quarter was primarily due to an increase in salaries and wages and an increase in federal premium tax expense in 2015, offset by lower broker commission and other acquisition costs. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was approximately 19.1% and 19.6% for the 2015 and the 2014 quarter, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The income tax expense for the three months ended March 31, 2015 was approximately $144,000 with an effective rate of 43.3%. The income tax expense for the three months ended March 31, 2014 was approximately $81,000 with an effective tax rate of 41.5%. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and 2010 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $701,000, or 7.63%, during the 2015 quarter to approximately $8,489,000 as of March 31, 2015 from approximately $9,190,000 as of December 31, 2014. The change in cash for the 2015 and 2014 quarter is summarized as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Net cash provided by operating activities	$105	$67
Net cash used in investing activities	(302)	(1,198)
Net cash used in financing activities	(504)	(466)
Decrease in cash and cash equivalents	$(701)	$(1,597)

Cash Flows from Operating Activities

In the 2015 quarter, approximately $105,000 was provided by operating activities. We had net income of approximately $189,000. Unearned premium revenue increased by approximately $20,474,000 primarily due to the renewal of the large block of fully-insured business in January 2015, with certain fully-insured groups renewing for multiple years. Due to claims activity and the timing of our payments, our claims payable liability remained relatively constant. Our non-cash deferred compensation activity was approximately $211,000 primarily due to current year vesting activity. Deferred policy acquisition costs increased by approximately $1,289,000 as a result of the increase in the renewal of the fully-insured business renewed in January 2015. Other assets increased by approximately $606,000 as a result of the federal premium tax prepaid recorded in January 2015. Other payables and accrued expenses increased by approximately $584,000. This resulted in net decrease in cash flow from operations of approximately $84,000. We paid $510,000 of federal income taxes in the 2015 quarter that related to our 2014 extension payment and 2015 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2014 quarter.

Cash Flows from Investing Activities

During the 2015 quarter, we made purchases totaling approximately $734,000 of investment grade and non-investment grade corporate bonds, certificates of deposit and institutional money market funds in order to improve investment income. Also during the 2015 quarter, we had investment grade and non-investment corporate bond sales and certificate of deposit maturities that together totaled approximately $459,000. The remaining net cash used in investing activities during the 2015 quarter was due to purchases in building improvements, furniture and fixtures and computer equipment.

Cash Flows from Financing Activities

In the 2015 quarter, we made scheduled principal payments of approximately $12,000 related to our office building mortgage and scheduled payments of approximately $54,000 related to our capital leases. During the 2015 quarter, we repurchased Redeemable Common Shares with a value of approximately $58,000. We also paid dividends of approximately $346,000 to holders of our Redeemable Common Shares and approximately $33,000 to holders of our Redeemable Institutional Preferred Shares in the 2015 quarter.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2014 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2015.

Financial Condition

Our consolidated cash and short-term investments were approximately $9.2 million and $9.9 million as of March 31, 2015 and December 31, 2014, respectively. We expect to generate positive cash flow from operations during the balance of 2015. Based on total expenses for the three months ended March 31, 2015, we estimate that we had approximately 35 days of cash and short-term investments on hand at March 31, 2015. In addition, the Company has access to approximately $7.7 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2015 quarter or the 2014 quarter. As of March 31, 2015 and December 31, 2014, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2015. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2015 quarter or the 2014 quarter. At March 31, 2015 and December 31, 2014, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2015. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2015 and December 31, 2014.

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

Our largest subsidiary, Dental Care Plus Inc., (“DCP"), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies in Ohio, Kentucky and Indiana before paying a dividend. During 2015, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $969,000. There were no dividends declared or paid by DCP in 2015 or 2014.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio of investments. We invest in certificates of deposits, investment grade corporate bonds, non-investment grade corporate bonds, and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We typically do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposits, money market funds and investment and non-investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors.

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2014, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of December 31, 2014, we considered actual paid claim data from January 2015. As a result, we were able to use the completion factors approach for all historical months at December 31, 2014.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2015 quarter for the claims trend factor used to estimate incurred claims for March 31, 2015 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of March 31, 2015 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)

		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		3/31/2015	In Factor		3/31/2015

(0.5)%		$3,123,542	(5)%		$2,682,574
0%	(estimate used)	2,914,158	0%	(estimate used)	2,914,158
0.5%		2,754,568	5%		3,157,285

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

In 2015, our first quarter healthcare services expense on a PMPM basis was higher than the first quarter of 2014. This increase is primarily the result of the 1.5% increase to the fee schedules effective January 1, 2015.

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

	Healthcare Service Expense

	2015		2014

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$19,320	$20.44	$18,077	$20.05
Second Quarter			17,968	19.63
Third Quarter			18,640	20.43
Fourth Quarter			16,967	18.72

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

Our portfolio includes approximately $7,356,000 and $7,196,000 of corporate bonds and approximately $1,056,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2015 and December 31, 2014, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At March 31, 2015, our portfolio included approximately $3,617,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $254,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $215,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At March 31, 2015 and December 31, 2014, we had a mortgage note with a bank with an outstanding principal balance of $1,235,000 and $1,248,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.   RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2014 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2014 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2015, we did not sell any Class A, Class B or Class C Redeemable Common Shares. We repurchased and retired 3 Class A Redeemable Common Shares and 33 Class B Redeemable Common Shares during the three months ended March 31, 2015 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2015	2	22	0	$996.53	0	N/A
February 1 – February 28, 2015	0	0	0	N/A	0	N/A
March 1 – March 31, 2015	1	11	0	$982.81	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

May 14, 2015	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

May 14, 2015	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language).