Form 10-Q
period 2015-06-30
DCP Holding CO
filed 2015-08-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there were 524, 7,762 and 321 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,424,000 and $7,397,000 at June 30, 2015 and December 31, 2014, respectively	$8,506,718	$7,547,366
Short-term investments, available for sale at fair value, cost of $400,000 and $700,000 at June 30, 2015 and December 31, 2014, respectively	401,344	704,676
Total investments	8,908,062	8,252,042

CASH AND CASH EQUIVALENTS	7,648,659	9,189,994

ACCRUED INVESTMENT INCOME	73,977	69,462

ACCOUNTS RECEIVABLE, including uncollected premiums of $875,401 and $1,021,970, net of allowance of $11,860 and $13,488 at June 30, 2015 and December 31, 2014, respectively	44,134,060	32,576,154

DEFERRED ACQUISITION COSTS	2,813,471	2,050,328

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,183,382 and $2,968,846 at June 30, 2015 and December 31, 2014, respectively	2,727,174	2,676,914

OTHER ASSETS	2,954,179	2,423,916

TOTAL ASSETS	$69,259,582	$57,238,810

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,026,683	$2,997,613

UNEARNED PREMIUM REVENUE	44,827,026	32,636,768

OTHER PAYABLES AND ACCRUALS	5,280,835	5,444,808

MORTGAGE LOAN PAYABLE	1,223,000	1,247,600

CAPITAL LEASE OBLIGATION	653,087	771,478

DEFERRED COMPENSATION	3,034,443	2,766,449

TOTAL LIABILITIES	58,045,074	45,864,716

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at June 30, 2015 and December 31, 2014	412,748	414,173
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at June 30, 2015 and December 31, 2014	1,191,371	1,195,484
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at June 30, 2015 and December 31, 2014	1,095,821	1,099,604
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 524 and 531 shares at June 30, 2015 and December 31, 2014, respectively	518,373	529,158
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 7,762 and 7,843 shares at June 30, 2015 and December 31, 2014, respectively	7,678,642	7,815,789
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 321 shares at June 30, 2015 and December 31, 2014	317,553	319,886

Total redeemable preferred and common shares	11,214,508	11,374,094

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$69,259,582	$57,238,810

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

REVENUES
Premium revenue	$24,263,513	$22,851,124	$48,464,461	$45,487,551
Investment income	56,710	53,062	116,002	107,497
Realized gains on investments, net	15,059	(122)	20,227	2,821
Other income	15,576	15,576	36,344	31,152
Total revenues	24,350,858	22,919,640	48,637,034	45,629,021

EXPENSES
Healthcare services expense	19,143,157	17,967,991	38,462,962	36,044,663
Insurance expense:
Salaries and benefits expense	1,737,234	1,698,540	3,667,366	3,512,556
Commission expenses and other acquisition costs	1,420,637	1,306,433	2,601,954	2,546,593
Other insurance expense	1,899,476	1,583,998	3,420,691	2,967,133
Total insurance expense	5,057,347	4,588,971	9,690,011	9,026,282
Total expenses	24,200,504	22,556,962	48,152,973	45,070,945

INCOME BEFORE INCOME TAX	150,354	362,678	484,061	558,076

INCOME TAX EXPENSE	65,058	150,931	209,439	232,002

NET INCOME	85,296	211,747	274,622	326,074

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax of $7,474, $7,223, $340 and $13,683, respectively	14,506	14,022	657	26,562
Change in the fair value of investments, net of income tax of ($46,782), $31,487, ($17,304) and $55,910, respectively	(90,805)	61,125	(33,581)	108,532
Reclassification adjustment for gains included in net income, net of tax of ($5,120), $41, ($6,877) and ($960), respectively	(9,939)	81	(13,350)	(1,861)
Total other comprehensive income (loss)	(86,238)	75,228	(46,274)	133,233

TOTAL COMPREHENSIVE INCOME	$(942)	$286,975	$228,348	$459,307

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,622	$326,074
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	227,606	162,012

Realized gain on investments, net	(20,227)	(2,821)
Deferred compensation	381,598	293,117
Effects of changes in operating assets and liabilities:
Accrued investment income	(4,515)	(11,687)
Accounts receivable	(11,557,906)	(7,401,237)
Deferred acquisition costs	(763,143)	(474,739)
Other assets	(490,185)	(266,438)
Claims payable	29,070	507,107
Unearned premium revenue	12,190,258	7,648,024
Other payables and accruals	(126,754)	(486,441)

Net cash provided by operating activities	140,424	292,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,694,221)	(1,712,776)
Sales of investments	1,658,010	783,393
Maturities of investments	300,000	200,000
Investment, other		(5,000)
Acquisition of property and equipment	(266,140)	(223,857)

Net cash used in investing activities	(1,002,351)	(958,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(24,600)	(23,400)
Payments on capital lease	(118,391)	(59,752)
Repurchase of redeemable shares	(151,794)	(165,148)
Redeemable shares issued	29,932
Issuance cost	(1,197)
Dividends paid	(413,358)	(361,252)

Net cash used in financing activities	(679,408)	(609,552)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,541,335)	(1,274,821)

CASH AND CASH EQUIVALENTS—Beginning of period	9,189,994	8,105,859

CASH AND CASH EQUIVALENTS—End of period	$7,648,659	$6,831,038

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$34,400	$27,600
Cash paid for income taxes	527,000	690,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$47,640	$167,618
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	113,604	114,789
Deferred restricted shares in lieu of cash dividend	64,564	40,712
Purchased property and equipment (included in other payables and accruals)		10,484

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members, non-dentist individuals and employees who hold voting redeemable common shares and by institutional investors that hold non-voting redeemable preferred shares. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity benefit plans and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2014 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 20, 2015. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $44,827,000 and $32,637,000 at June 30, 2015 and December 31, 2014, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $43,259,000 and $31,554,000 at June 30, 2015 and December 31, 2014, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,568,000 and $1,083,000 at June 30, 2015 and December 31, 2014, respectively. Management has determined that as of June 30, 2015 and December 31, 2014, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Corporate, All Other—ASO fees also include the administrative fees the Company earns relative to the dental indemnity and vision products that are underwritten by third-party insurance carriers.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $570,000 and $477,000 and amortized approximately $1,097,000 and $1,033,000 of these capitalized costs for the three months ended June 30, 2015 and 2014, respectively. The Company capitalized deferred acquisition costs of approximately $2,937,000 and $2,529,000 and amortized approximately $2,174,000 and $2,054,000 of these capitalized costs for the six months ended June 30, 2015 and 2014, respectively. The amortization of these costs are recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance—In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance, ASU 2015-09, that requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, this guidance also requires entities to disclose a roll forward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of this new guidance is for the annual reporting periods beginning after December 15, 2015, and interim reporting periods within annual period beginning after December 15, 2016. The guidance has not yet been adopted and will not have a material impact on the Company’s financial position, cash flows or results of operations, but the new guidance will require additional disclosures to the Company’s annual and interim reporting periods.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $950,000 and $1,050,000 as of June 30, 2015 and December 31, 2014. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company invests in corporate bonds with an amortized cost of approximately $7,874,000 and $7,047,000 as of June 30, 2015 and December 31, 2014, respectively. The corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

The Company owned 115 corporate bonds at June 30, 2015, which consist primarily of investment grade securities. At June 30, 2015, total bond fair value was approximately $7,955,000, which consists of 89 different securities each with a credit rating of BBB- or better totaling approximately $7,248,000. The remaining 26 securities, totaling approximately $707,000, had a credit rating of between B- and CCC+. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.34% at June 30, 2015. The weighted average maturity of the Company’s corporate bonds was 5.0 years at June 30, 2015. The unrealized gains and losses on available-for-sale investment securities are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $15,000 of realized gains for the three months ended June 30, 2015. There were no material realized gains or losses for the three months ended June 30, 2014. There were approximately $20,000 and $3,000 of realized gains for the six months ended June 30, 2015 and 2014, respectively. The Company recognizes gains and losses when these securities sold using the specific identification method or have other than temporary impairment.

At June 30, 2015 and December 31, 2014, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of
June 30, 2015	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$400,000	$401,344	4.5%
Greater than 1 year (Three certificates of deposit and 115 corporate bonds)	8,423,635	8,506,718	95.5%

Total	$8,823,635	$8,908,062	100.0%

	Available-for-Sale
	Amortized	Fair	% of
December 31, 2014	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$700,000	$704,676	8.5%
Greater than 1 year (Two certificates of deposit and 107 corporate bonds)	7,397,358	7,547,366	91.5%

Total	$8,097,358	$8,252,042	100.0%

Investments classified at June 30, 2015 and December 31, 2014 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2015	Cost	Gain	Loss	Value

Certificates of deposit, short term	$400,000	$1,344		$401,344

Certificates of deposit, fixed maturities	550,000	2,757	$(700)	552,057

Corporate bonds, fixed maturities	7,873,635	148,684	$(67,658)	7,954,661

Total investments	$8,823,635	$152,785	$(68,358)	$8,908,062

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value

Certificates of deposit, short term	$700,000	$4,676		$704,676

Certificates of deposit, fixed maturities	350,000	926		350,926

Corporate bonds, fixed maturities	7,047,358	184,630	(35,548)	7,196,440

Total investments	$8,097,358	$190,232	$(35,548)	$8,252,042

Unrealized losses on investments at June 30, 2015 and December 31, 2014 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year as of June 30, 2015 and December 31, 2014.

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	June 30, 2015			June 30, 2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$237,348	$80,701	$156,647	$154,475	$52,523	$101,952
Other comprehensive income (loss) before reclassification	(137,587)	(46,782)	(90,805)	92,612	31,487	61,125
Reclassification adjustment for realized investment (gains) losses, net, included in realized gains on investments, net	(15,059)	(5,120)	(9,939)	122	41	81
Effect on other comprehensive income (loss)	(152,646)	(51,902)	(100,744)	92,734	31,528	61,206
Accumulated unrealized gains, net, on investments available for sale, end of period	$84,702	$28,799	$55,903	$247,209	$84,051	$163,158

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(25,837)	$(8,785)	$(17,052)	$(36,618)	$(12,451)	$(24,167)
Other comprehensive income before reclassification	21,980	7,474	14,506	21,245	7,223	14,022
Effect on other comprehensive income (loss)	21,980	7,474	14,506	21,245	7,223	14,022
Accumulated unrealized losses, net, on interest rate swap, end of period	$(3,857)	$(1,311)	$(2,546)	$(15,373)	$(5,228)	$(10,145)

Accumulated other comprehensive income, beginning of period	$211,511	$71,916	$139,595	$117,857	$40,072	$77,785
Change in unrealized gains (losses), net, on investments available for sale	(152,646)	(51,902)	(100,744)	92,734	31,528	61,206
Change in unrealized gains, net, on interest rate swap	21,980	7,474	14,506	21,245	7,223	14,022
Effect on other comprehensive income (loss)	(130,666)	(44,428)	(86,238)	113,979	38,751	75,228
Accumulated other comprehensive income, end of period	$80,845	$27,488	$53,357	$231,836	$78,823	$153,013

	Six months ended			Six months ended
	June 30, 2015			June 30, 2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$155,814	$52,980	$102,834	$85,588	$29,101	$56,487
Other comprehensive income (loss) before reclassification	(50,885)	(17,304)	(33,581)	164,442	55,910	108,532
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(20,227)	(6,877)	(13,350)	(2,821)	(960)	(1,861)
Effect on other comprehensive income (loss)	(71,112)	(24,181)	(46,931)	161,621	54,950	106,671
Accumulated unrealized gains, net, on investments available for sale, end of period	$84,702	$28,799	$55,903	$247,209	$84,051	$163,158

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(4,854)	$(1,651)	$(3,203)	$(55,618)	$(18,911)	$(36,707)
Other comprehensive income before reclassification	997	340	657	40,245	13,683	26,562
Effect on other comprehensive income (loss)	997	340	657	40,245	13,683	26,562
Accumulated unrealized losses, net, on interest rate swap, end of period	$(3,857)	$(1,311)	$(2,546)	$(15,373)	$(5,228)	$(10,145)

Accumulated other comprehensive income, beginning of period	$150,960	$51,329	$99,631	$29,970	$10,190	$19,780
Change in unrealized gains (losses), net, on investments available for sale	(71,112)	(24,181)	(46,931)	161,621	54,950	106,671
Change in unrealized gains, net, on interest rate swap	997	340	657	40,245	13,683	26,562
Effect on other comprehensive income (loss)	(70,115)	(23,841)	(46,274)	201,866	68,633	133,233
Accumulated other comprehensive income, end of period	$80,845	$27,488	$53,357	$231,836	$78,823	$153,013

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $31,000 and $28,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2015 and 2014, respectively. The Company recorded expense of approximately $87,000 and $73,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2015 and 2014, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at June 30, 2015 and December 31, 2014.

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

The deferred compensation expense related to these awards is recorded ratably over the applicable vesting period. The Company recorded deferred compensation expense of approximately $141,000 and $168,000 related to deferred share awards and the change in the value of phantom shares for the three months ended June 30, 2015 and 2014, respectively. The Company recorded deferred compensation expense of approximately $326,000 and $261,000 related to deferred share awards and the change in the value of phantom shares for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there is approximately $339,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.62 years.

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

In February 2015 and 2014, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $39.86 and $35.77 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $65,000 and $41,000 in February 2015 and February 2014, respectively. At June 30, 2015 and December 31, 2014, the deferred compensation liability was approximately $3,034,000 and $2,766,000, respectively.

The following is a summary of activity of non-vested awards for the six months ended June 30, 2015 and 2014:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at 6/30/2015

Non-vested awards at January 1, 2015			481.9

Granted	228.0	$997	88.0

Non-vested awards at June 30, 2015	228.0	$997	569.9	$989

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at 6/30/2014

Non-vested awards at January 1, 2014			644.6
Granted	252.0	$894	67.0
Vested	(7.0)	884
Forfeited			(24.6)
Non-vested awards at June 30, 2014	245.0	$911	687.0	$911

The following is a summary of activity of vested awards for the six months ended June 30, 2015 and 2014:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at 6/30/2015

Vested awards at January 1, 2015	839.2	$1,018	778.8
Share based dividend	33.4	1,003	31.0
Vested awards at June 30, 2015	872.6	$989	809.8	$989

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at 6/30/2014

Vested awards at January 1, 2014	806.7	$886	408.5
Share based dividend	32.5	887	13.4
Vested during the year	7.0	884
Redeemed vested awards			(76.2)
Converted to Redeemable Common Shares	(7.0)	884
Vested awards at June 30, 2014	839.2	$911	345.7	$911

6.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $5,120,000 and $4,883,000 for the three months ended June 30, 2015 and 2014, respectively. The Company’s gross profit was approximately $10,002,000 and $9,443,000 for the six months ended June 30, 2015 and 2014, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2015			June 30, 2014

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$12,359	$9,498	$2,861	$12,003	$9,072	$2,931
Fully-insured dental PPO	4,797	3,672	1,125	4,133	3,254	879
Self-insured dental	6,940	5,973	967	6,562	5,642	920
Corporate, all other	167		167	153		153
Total	$24,263	$19,143	5,120	$22,851	$17,968	4,883

Investment income			57			54
Realized gains on investments, net			15
Other income			15			15

Insurance expense			5,057			4,589

Income before income tax			$150			$363

Total assets-corporate			$69,260

	Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$24,594	$19,101	$5,493	$23,951	$18,330	$5,621
Fully-insured dental PPO	9,369	7,167	2,202	8,025	6,381	1,644
Self-insured dental	14,160	12,195	1,965	13,194	11,334	1,860
Corporate, all other	342		342	318		318
Total	$48,465	$38,463	10,002	$45,488	$36,045	9,443

Investment income			116			107
Realized gains on investments, net			20			3
Other income			36			31

Insurance expense			9,690			9,026

Income before income tax			$484			$558

Total assets-corporate			$69,260

Inter-segment revenues were not significant for the three and six months ended June 30, 2015 and 2014.

7.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and six months ended June 30, 2015 was 43.3% with tax expense of approximately $65,000 and $209,000, respectively. The effective tax for the three and six months ended June 30, 2014 was 41.6% with tax expense of approximately $151,000 and $232,000, respectively. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and 2010 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015				December 31, 2014
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$552	$552			$351	$351
Investment grade corporate bonds			7,248	7,248			6,780	6,780
Non-investment grade corporate bonds			707	707			416	416
Short-term investments
Federally-Insured certificates of deposit			401	401			705	705
Deferred compensation investments (a)
Equity mutual fund investments		$614		614		$530		530
State guarantee fund deposits (b)
Government securities		251		251		229		229
Federally-Insured certificates of deposit			50	50			50	50
Total		$865	$8,958	$9,823		$759	$8,302	$9,061

Liabilities
Interest rate swap (c)			$4	$4			$5	$5
Total	$		$4	$4	$		$5	$5

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

As of June 30, 2015 and December 31, 2014, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the six months ended June 30, 2015 or 2014. As of June 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers low cost dental PPO plans to individuals and small groups on the Ohio and Indiana exchanges and individual dental HMO and individual dental PPO plans in Ohio. As of June 30, 2015, we had approximately 352,000 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network, approximately 3,000 dentists participating in our dental PPO network and approximately 2,100 in our Balanced Value Network PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, our dental PPO members have access to approximately 2,400 additional dentists in Ohio and Indiana and approximately 43,000 additional dentists throughout the United States. The Company also has other network leasing arrangements for the dental PPO plans that it offers on the Ohio and Indiana exchanges. With these network leasing arrangements, Dental Care Plus exchange members have access to approximately 1,600 and 1,000 dentists in Ohio and Indiana, respectively.

We manage our business with four reportable segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental, and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other primarily consists of revenue associated with our dental and vision products underwritten by third-party insurance carriers and certain other corporate activities. Our dental HMO, PPO and indemnity products and our vision product line are marketed to employer groups. Our dental HMO and PPO products are also marketed to individual subscribers in Ohio.

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

On April 18, 2015, the Board of Directors of DCP Holding Company (the “Company”) met with our senior management team, consultants and advisors to review a proposed five-year strategic growth plan for the Company.  In response to the industry and regulatory changes resulting from  the Affordable Care Act of 2010 and its implementation and the amendments to the Company’s articles of incorporation and code of regulations that were approved in 2014, the Board of Directors of the Company and the senior management team retained third-party consultants and advisors to assist in the evaluation of the Company’s business model, market position, valuation and potential sources of capital to develop a five-year strategic growth plan to include expansion by the Company into new states and new metropolitan service areas.

Highlights

–

We had net income of approximately $85,000 for the three months ended June 30, 2015 (the “2015 quarter”) compared to net income of approximately $212,000 for the three months ended June 30, 2014 (the “2014 quarter”). We had net income of approximately $275,000 for the six months ended June 30, 2015 (the “2015 period”) compared to net income of approximately $326,000 for the six months ended June 30, 2014 (the “2014 period”). The decrease in net income was primarily the result of an increase in insurance expense of approximately $664,000 that was offset by an increase in gross profit (total premium revenue less healthcare services expense) of $559,000 in the 2015 period as compared to the 2014 period.

–

To date in 2015, our dental and vision product membership increased by approximately 15,800 members to approximately 351,700 members at June 30, 2015. This membership increase from December 31, 2014 is due to an increase in fully-insured dental HMO/IND membership of approximately 2,300 members, an increase in fully-insured dental PPO membership of approximately 7,100 members, an increase in self-insured membership of approximately 1,800 members, and an increase in corporate, all other membership of approximately 4,600 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 79.2% in the 2014 period to 79.4% in the 2015 period. This loss ratio increase is due primarily to the increase in fully-insured dental HMO/IND claims per member per month.

–

In March 2015, we paid a dividend of $39.86 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2014 of $35.77 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2015 quarter and the 2014 quarter, the 2015 period and the 2014 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	June 30, 2015	June 30, 2014	Change
Membership:
Fully-insured dental HMO/IND	157,500	154,600	1.9%
Fully-insured dental PPO	67,200	60,500	11.1%
Self-insured dental	93,500	90,800	3.0%
Corporate, all other	33,500	28,500	17.5%
Total membership	351,700	334,400	5.2%

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,359	$12,003	3.0%
Fully-insured dental PPO	4,797	4,133	16.1%
Self-insured dental	6,940	6,562	5.8%
Corporate, all other	167	153	9.2%
Total premium revenue	24,263	22,851	6.2%

Investment income	57	54	5.6%
Realized gains on investments, net	15		*
Other income	15	15	0.0%
Total revenue	24,350	22,920	6.2%

Healthcare services expense:
Fully-insured dental HMO/IND	9,498	9,072	4.7%
Fully-insured dental PPO	3,672	3,254	12.8%
Self-insured dental	5,973	5,642	5.9%
Corporate, all other			*
Total healthcare service expense	19,143	17,968	6.5%

Insurance expense	5,057	4,589	10.2%

Income tax expense	65	151	(57.0%)

Net income	$85	$212	(59.9%)

* not meaningful

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	Change
Premium revenue:
Fully-insured dental HMO/IND	$24,594	$23,951	2.7%
Fully-insured dental PPO	9,369	8,025	16.7%
Self-insured dental	14,160	13,194	7.3%
Corporate, all other	341	318	7.2%
Total premium revenue	48,464	45,488	6.5%

Investment income	116	107	8.4%
Realized gains on investments, net	20	3	*
Other income	36	31	16.1%
Total revenue	48,636	45,629	6.6%

Healthcare services expense:
Fully-insured dental HMO/IND	19,101	18,330	4.2%
Fully-insured dental PPO	7,167	6,381	12.3%
Self-insured dental	12,195	11,334	7.6%
Corporate, all other			*
Total healthcare service expense	38,463	36,045	6.7%

Insurance expense	9,690	9,026	7.4%

Income tax expense	209	232	(9.9%)

Net income	$274	$326	(16.0%)

* not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $643,000 in the 2015 period compared to the 2014 period, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 1.1%, from $25.83 PMPM in the 2014 period to $26.11 PMPM in the 2015 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $1,344,000 in the 2015 period compared to the 2014 period, and fully-insured dental PPO premium on a PMPM basis increase by 1.9%, from $23.45 PMPM in the 2014 period to $23.90 PMPM in the 2015 period due to rate increases obtained on renewal business. Self-insured dental premium revenue increased by $966,000 in the 2015 period compared to the 2014 period.

Fully-insured dental HMO/IND healthcare services expense increased by $771,000 in the 2015 period compared to the 2014 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.6% from $19.77 PMPM in the 2014 period to $20.28 PMPM in the 2015 period. Fully-insured dental PPO healthcare services expense increased by $786,000 in the 2015 period compared to the 2014 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 1.9%, from $18.64 PMPM in the 2014 period to $18.29 PMPM in the 2015 period.

Self-insured healthcare services expense increased by $861,000 in the 2015 period compared to the 2014 period, and self-insured healthcare services expense on a PMPM basis increased by 3.9% from $20.70 PMPM in the 2014 period to $21.51 PMPM in the 2015 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 2,900 members as of June 30, 2015 from June 30, 2014. This membership increase is primarily attributable to an increase of approximately 2,700 fully-insured dental HMO members and an increase of approximately 200 fully-insured dental indemnity members. The increase in fully-insured dental HMO/IND membership is the result of new sales and growth in the membership within existing groups of approximately 7,300 members, offset by the loss of approximately 4,600 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups.

Our fully insured dental PPO membership increased by approximately 6,700 members as of June 30, 2015 from June 30, 2014. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 10,600 members, offset by the loss of approximately 3,900 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our self-insured dental membership increased by approximately 2,700 members as of June 30, 2015 from June 30, 2014. This increase is primarily due to the addition of new self-insured dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 5,000 members as of June 30, 2015 from June 30, 2014. The increase is primarily the result of our vision plan membership.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2015 quarter increased by approximately $356,000 compared to the 2014 quarter. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $154,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2015 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $202,000.

Fully-insured dental HMO/IND premium revenue for the 2015 period increased by approximately $643,000 compared to the 2014 period. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $259,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2015 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $384,000.

Fully-insured dental PPO premium revenue for the 2015 quarter increased by approximately $664,000 compared to the 2014 quarter. Fully-insured dental PPO premium rates negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $131,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2015 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $533,000.

Fully-insured dental PPO premium revenue for the 2015 period increased by approximately $1,344,000 compared to the 2014 period. Fully-insured dental PPO premium rates negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $180,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2015 period resulted in an increase in fully-insured dental PPO premiums of approximately $1,164,000.

Total self-insured dental revenue for the 2015 quarter increased approximately $378,000 compared to the 2014 quarter. Self-insured dental revenue increased by approximately $152,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2015 quarter resulted in an increase in new self-insured revenue of approximately $226,000.

Total self-insured dental revenue for the 2015 period increased approximately $966,000 compared to the 2014 period. Self-insured dental revenue increased by approximately $499,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2015 period resulted in an increase in new self-insured revenue of approximately $467,000.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2015 quarter increased approximately $362,000, or 5.8%, to approximately $6,584,000 in the 2015 quarter from approximately $6,223,000 in the 2014 quarter. Self-insured claim revenue increased by approximately $214,000 in the 2015 quarter due to new self-insured sales. In addition, self-insured claim revenue increased approximately $148,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2015 quarter.

Self-Insured Claim Revenue - Self-insured claim revenue for the 2015 period increased approximately $932,000, or 7.4%, to approximately $13,446,000 in the 2015 period from approximately $12,514,000 in the 2014 period. Self-insured claim revenue increased by approximately $443,000 in the 2015 period due to new self-insured sales. In addition, self-insured claim revenue increased approximately $489,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2015 period.

Self-Insured ASO Fees - Self-insured ASO fees for the 2015 quarter increased approximately $17,000, or 5.0%, to approximately $356,000 in the 2015 quarter from approximately $340,000 in the 2014 quarter. Self-insured ASO fees increased by approximately $12,000 due to the new self-insured product sales and the remaining amount of the increase is due to an increase in average self-insured ASO fee rates for the 2015 quarter compared to the 2014 quarter.

Self-Insured ASO Fees - Self-insured ASO fees for the 2015 period increased approximately $34,000, or 5.0%, to approximately $714,000 in the 2015 period from approximately $680,000 in the 2014 period. Self-insured ASO fees increased by approximately $24,000 due to the new self-insured product sales and the remaining amount of the increase is due to an increase in average self-insured ASO fee rates for the 2015 period compared to the 2014 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $24,000 in the 2015 period compared to the 2014 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $426,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 3.0% from $19.54 PMPM in the 2014 quarter to $20.12 PMPM in the 2015 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $152,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $274,000. This increase is the result of an increase of $139,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2015 as well as an increase attributable to utilization of approximately $135,000.

Fully-insured dental HMO/IND healthcare services expense increased by $771,000 in the 2015 period compared to the 2014 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.6% from $19.77 PMPM in the 2014 period to $20.28 PMPM in the 2015 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $294,000. An increase in fully-insured dental HMO/IND healthcare services expense on a PMPM basis resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $477,000. This increase is the result of an increase of $279,000 attributable to a 1.5% increase to the fee schedules effective January 1, 2015 as well as an increase attributable to utilization of approximately $198,000.

Fully-insured dental PPO healthcare services expense increased by $418,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 0.1%, from $18.29 PMPM in the 2014 quarter to $18.28 PMPM in the 2015 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $420,000. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis of $2,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental PPO healthcare services expense of approximately $57,000 in the 2015 quarter compared to the 2014 quarter. This decrease in healthcare utilization was offset by the increase in healthcare services expense of $55,000 due to the 1.5% increase to the fee schedules effective January 1, 2015.

Fully-insured dental PPO healthcare services expense increased by $786,000 in the 2015 period compared to the 2014 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 1.9%, from $18.64 PMPM in the 2014 period to $18.29 PMPM in the 2015 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $926,000. This increase was offset by a decrease in fully-insured dental PPO healthcare services expense on a PMPM basis of $140,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental PPO healthcare services expense of approximately $250,000 in the 2015 period compared to the 2014 period. This decrease in healthcare utilization was offset by the increase in healthcare services expense of $110,000 due to the 1.5% increase to the fee schedules effective January 1, 2015.

Self-insured healthcare services expense increased by $331,000 in the 2015 quarter compared to the 2014 quarter, and self-insured healthcare services expense on a PMPM basis increased by 2.4% from $20.65 PMPM in the 2014 quarter to $21.14 PMPM in the 2015 quarter. The higher level of self-insured healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $137,000. In addition, an increase in self-insured healthcare services expense of $194,000 was due to an increase in membership volume in the 2015 quarter compared to the 2014 quarter.

Self-insured healthcare services expense increased by $861,000 in the 2015 period compared to the 2014 period, and self-insured healthcare services expense on a PMPM basis increased by 3.9% from $20.70 PMPM in the 2014 period to $21.51 PMPM in the 2015 period. The higher level of self-insured healthcare services expense on a PMPM basis resulted in an increase in healthcare services expense of $460,000. In addition, an increase in self-insured healthcare services expense of $401,000 was due to an increase in membership volume in the 2015 period compared to the 2014 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2015 quarter increased approximately $468,000 compared to the 2014 quarter. Consolidated insurance expense for the 2015 period increased approximately $664,000 compared to the 2014 period. The higher consolidated insurance expense for the 2015 quarter and 2015 period was primarily due to an increase in salaries and wages and an increase in federal premium tax expense and legal fees in 2015. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was approximately 20.0% and 19.8% for the 2015 and the 2014 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and six months ended June 30, 2015 was 43.3% with tax expense of approximately $65,000 and $209,000, respectively. The effective tax for the three and six months ended June 30, 2014 was 41.6% with tax expense of approximately $151,000 and $232,000, respectively. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and 2010 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $1,541,000, or 16.7%, during the 2015 period to approximately $7,649,000 as of June 30, 2015 from approximately $9,190,000 as of December 31, 2014. The change in cash for the 2015 and 2014 period is summarized as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Net cash provided by operating activities	$140	$293
Net cash used in investing activities	(1,002)	(958)
Net cash used in financing activities	(679)	(610)
Decrease in cash and cash equivalents	$(1,541)	$(1,275)

Cash Flows from Operating Activities

In the 2015 period, approximately $140,000 was provided by operating activities. We had net income of approximately $275,000. Due to claims activity and the timing of our payments, our claims payable liability remained relatively constant. Our non-cash deferred compensation activity was approximately $382,000 primarily due to current year vesting activity. Deferred policy acquisition costs increased by approximately $763,000 as a result of the increase in the renewal of the fully-insured business renewed in January 2015. Other assets increased by approximately $490,000 as a result of the federal premium tax prepaid recorded in January 2015. Other payables and accrued expenses increased by approximately $584,000. This resulted in a net decrease in cash flow from operations of approximately $127,000. We paid $527,000 of federal income taxes in the 2015 period that related to our 2014 extension payment and 2015 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2014 period.

Cash Flows from Investing Activities

During the 2015 period, we made purchases totaling approximately $2,694,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2015 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit maturities that together totaled approximately $1,958,000. The remaining net cash used in investing activities during the 2015 period was due to purchases in building improvements, furniture and fixtures and computer equipment.

Cash Flows from Financing Activities

In the 2015 period, we made scheduled principal payments of approximately $25,000 related to our office building mortgage and scheduled payments of approximately $118,000 related to our capital leases. During the 2015 period, we repurchased Redeemable Common Shares with a value of approximately $152,000. We also paid dividends of approximately $346,000 to holders of our Redeemable Common Shares and approximately $67,000 to holders of our Redeemable Institutional Preferred Shares in the 2015 period. In addition, we issued approximately $30,000 of new Redeemable Common shares during the 2015 period.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2014 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2015.

Financial Condition

Our consolidated cash and short-term investments were approximately $8.1 million and $9.9 million as of June 30, 2015 and December 31, 2014, respectively. We expect to generate positive cash flow from operations during the balance of 2015. Based on total expenses for the six months ended June 30, 2015, we estimate that we had approximately 31 days of cash and short-term investments on hand at June 30, 2015. In addition, the Company has access to approximately $8.5 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2015 period or the 2014 period. As of June 30, 2015 and December 31, 2014, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2016. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2015 period or the 2014 period. At June 30, 2015 and December 31, 2014, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2016. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at June 30, 2015 and December 31, 2014.

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

A.M. Best Company assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2015, A.M. Best Company affirmed our financial strength rating at B+ (Good) with a stable outlook based on DCP’s positive operating performance and improved capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2015 quarter for the claims trend factor used to estimate incurred claims for June 30, 2015 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of June 30, 2015 within variance ranges historically experienced.

Completion Factor (a)			Claims Trend Factor (b)

		Estimated claims			Estimated claims
(Decrease)		payable liability	(Decrease)		payable liability
Increase		as of	Increase		as of
In Factor		6/30/2015	In Factor		6/30/2015

(0.5)%		$3,389,885	(5)%		$2,754,282
0%	(estimate used)	3,026,683	0%	(estimate used)	3,026,683
0.5%		2,754,282	5%		3,299,084

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

In 2015, our first quarter and second quarter healthcare services expense on a PMPM basis was higher than the first and second quarters of 2014. This increase is primarily the result of the 1.5% increase to the fee schedules effective January 1, 2015.

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

	Healthcare Service Expense

	2015		2014

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$19,320	$20.44	$18,077	$20.05
Second Quarter	19,143	20.03	17,968	19.63
Third Quarter			18,640	20.43
Fourth Quarter			16,967	18.72

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

Our portfolio includes approximately $7,955,000 and $7,196,000 of corporate bonds and approximately $953,000 and $1,054,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2015 and December 31, 2014, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At June 30, 2015, our portfolio included approximately $3,765,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $247,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $280,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At June 30, 2015 and December 31, 2014, we had a mortgage note with a bank with an outstanding principal balance of $1,223,000 and $1,248,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2015, we sold 30 Class B Redeemable common shares at a price of $997.73 per share in a private placement to accredited investors and we did not sell any Class A or Class C Redeemable Common Shares. We repurchased and retired 4 Class A Redeemable Common Shares and 78 Class B Redeemable Common Shares during the three months ended June 30, 2015 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2015	0	34	0	$987.21	0	N/A
May 1 – May 31, 2015	1	11	0	$976.78	0	N/A
June 1 – June 30, 2015	3	33	0	$997.73	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language).

______________

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

August 14, 2015	/s/ Anthony A. Cook.
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 14, 2015	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language).

______________