Form 10-Q
period 2015-09-30
DCP Holding CO
filed 2015-11-13
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, there were 521: 7,734 and 1,925 of the Registrant’s Class A: Class B and Class C Redeemable Common Shares outstanding, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,648,041 and $7,397,000 at September 30, 2015 and December 31, 2014, respectively	$8,661,768	$7,547,366
Short-term investments, available for sale at fair value, cost of $400,000 and $700,000 at September 30, 2015 and December 31, 2014, respectively	401,306	704,676
Total investments	9,063,074	8,252,042
CASH AND CASH EQUIVALENTS	9,624,510	9,189,994
ACCRUED INVESTMENT INCOME	59,960	69,462
ACCOUNTS RECEIVABLE, including uncollected premiums of $861,921 and $1,021,970, net of allowance of $13,815 and $13,488 at September 30, 2015 and December 31, 2014, respectively	38,874,539	32,576,154
DEFERRED ACQUISITION COSTS	2,469,877	2,050,328
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,298,087 and $2,968,846 at September 30, 2015 and December 31, 2014, respectively	2,708,461	2,676,914
OTHER ASSETS	2,762,638	2,423,916
TOTAL ASSETS	$65,563,059	$57,238,810

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$2,689,848	$2,997,613
UNEARNED PREMIUM REVENUE	39,905,380	32,636,768
OTHER PAYABLES AND ACCRUALS	5,195,296	5,444,808
MORTGAGE LOAN PAYABLE	1,210,700	1,247,600
CAPITAL LEASE OBLIGATION	588,113	771,478
DEFERRED COMPENSATION	3,009,649	2,766,449
TOTAL LIABILITIES	52,598,986	45,864,716

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at September 30, 2015 and December 31, 2014	418,464	414,173
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2015 and December 31, 2014	1,207,872	1,195,484
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at September 30, 2015 and December 31, 2014	1,110,998	1,099,604
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 521 and 531 shares at September 30, 2015 and December 31, 2014, respectively	523,392	529,158
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 7,734 and 7,843 shares at September 30, 2015 and December 31, 2014, respectively	7,769,509	7,815,789
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 1,925 and 321 shares at September 30, 2015 and December 31, 2014	1,933,838	319,886

Total redeemable preferred and common shares	12,964,073	11,374,094

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$65,563,059	$57,238,810

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES
Premium revenue	$25,261,384	$23,578,225	$73,725,845	$69,065,776
Investment income	67,875	57,648	183,877	165,145
Realized gains on investments, net	11,137	25,456	31,364	28,277
Other income	10,384	15,576	46,728	46,728
Total revenues	25,350,780	23,676,905	73,987,814	69,305,926

EXPENSES
Healthcare services expense	19,663,702	18,640,591	58,126,663	54,685,254
Insurance expense:
Salaries and benefits expense	1,968,217	1,539,841	5,635,583	5,052,395
Commission expenses and other acquisition costs	1,407,888	1,269,215	4,009,843	3,815,808
Other insurance expense	1,678,741	1,345,086	5,099,432	4,312,220
Total insurance expense	5,054,846	4,154,142	14,744,858	13,180,423
Total expenses	24,718,548	22,794,733	72,871,521	67,865,677

INCOME BEFORE INCOME TAX	632,232	882,172	1,116,293	1,440,249

INCOME TAX EXPENSE	273,566	366,718	483,005	598,720

NET INCOME	358,666	515,454	633,288	841,529

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax (benefit) of ($9,782), ($1,295), ($9,442) and $12,388, respectively	(18,987)	(2,513)	(18,330)	24,049
Change in the fair value of investments, net of income tax (benefit) of ($19,439), ($26,904), ($36,742) and $29,006, respectively	(37,731)	(52,225)	(71,313)	56,307
Reclassification adjustment for realized gains included in net income, net of tax of $3,786, $8,655, $10,664 and $9,615, respectively	(7,351)	(16,801)	(20,700)	(18,662)
Total other comprehensive income (loss)	(64,069)	(71,539)	(110,343)	61,694

TOTAL COMPREHENSIVE INCOME	$294,597	$443,915	$522,945	$903,223

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$633,288	$841,529
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	348,457	245,008

Realized gain on investments, net	(31,364)	(28,277)
Deferred compensation	407,607	458,583
Effects of changes in operating assets and liabilities:
Accrued investment income	9,502	170
Accounts receivable	(6,298,385)	(4,843,263)
Deferred acquisition costs	(419,549)	(310,072)
Other assets	(241,389)	(187,966)
Claims payable	(307,765)	442,828
Unearned premium revenue	7,268,612	4,716,648
Other payables and accruals	(219,261)	(75,184)

Net cash provided by operating activities	1,149,753	1,260,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(3,879,199)	(2,323,185)
Sales of investments	2,402,414	1,218,716
Maturities of investments	500,000	200,000
Investment, other	(2,000)	(5,000)
Acquisition of property and equipment	(359,774)	(505,876)

Net cash used in investing activities	(1,338,559)	(1,415,345)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(36,900)	(35,100)
Payments on capital lease	(183,365)	(90,702)
Repurchase of redeemable shares	(211,305)	(174,594)
Redeemable shares issued	1,600,235	130,948
Issuance cost	(98,120)
Dividends paid	(447,223)	(393,290)

Net cash provided by (used in) financing activities	623,322	(562,738)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	434,516	(718,079)

CASH AND CASH EQUIVALENTS—Beginning of period	9,189,994	8,105,859

CASH AND CASH EQUIVALENTS—End of period	$9,624,510	$7,387,780

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$51,500	$37,900
Cash paid for income taxes	705,000	825,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$23,481	$180,304
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	164,407	175,526
Deferred restricted shares in lieu of cash dividend	64,564	40,712
Purchased property and equipment (included in other payables and accruals)	2,358

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members, non-dentist individuals and employees who hold voting redeemable common shares and by institutional investors that hold non-voting redeemable preferred shares. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity benefit plans and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2014 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2014 filed with the Commission on March 20, 2015. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

2. SUMMARYOFSIGNIFICANTACCOUNTINGPOLICIES

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $39,905,000 and $32,637,000 at September 30, 2015 and December 31, 2014, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in unbilled accounts receivable were approximately $38,013,000 and $31,554,000 at September 30, 2015 and December 31, 2014, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,893,000 and $1,083,000 at September 30, 2015 and December 31, 2014, respectively. Management has determined that as of September 30, 2015 and December 31, 2014, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $760,000 and $866,000 and amortized approximately $1,104,000 and $1,031,000 of these capitalized costs for the three months ended September 30, 2015 and 2014, respectively. The Company capitalized deferred acquisition costs of approximately $3,698,000 and $3,394,000 and amortized approximately $3,278,000 and $3,085,000 of these capitalized costs for the nine months ended September 30, 2015 and 2014, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance—In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance, ASU 2015-09, that requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, this guidance also requires entities to disclose a roll forward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of this new guidance is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within the annual period beginning after December 15, 2016. The guidance has not yet been adopted and will not have a material impact on our Company’s financial position, cash flows or results of operations, but the new guidance will require additional disclosures to the Company’s annual and interim reporting periods.

3. INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,090,000 and $1,050,000 as of September 30, 2015 and December 31, 2014. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company invests in corporate bonds with an amortized cost of approximately $7,958,000 and $7,047,000 as of September 30, 2015 and December 31, 2014, respectively. The corporate bonds included in fixed maturities investments are classified as available-for-sale and are carried at fair value.

The Company owned 113 corporate bonds at September 30, 2015, which consist primarily of investment grade securities. At September 30, 2015, total bond fair value was approximately $7,972,000, which consists of 89 different securities each with a credit rating of BBB- or better totaling approximately $7,263,000. The remaining 24 securities, totaling approximately $709,000, had a credit rating of between BB+ and CCC. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.31% at September 30, 2015. The weighted average maturity of the Company’s corporate bonds was 5.0 years at September 30, 2015. The unrealized gains and losses on available-for-sale investment securities are due to a change in fair value for these investments caused primarily by changes in prevailing interest rates since they were purchased. There were approximately $11,000 and $25,000 of realized gains for the three months ended September 30, 2015 and 2014, respectively. There were approximately $31,000 and $28,000 of realized gains for the nine months ended September 30, 2015 and 2014, respectively. The Company recognizes gains and losses when these securities are sold using the specific identification method or have other than temporary impairment.

  At September 30, 2015 and December 31, 2014, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of
September 30, 2015	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Two certificates of deposit)	$400,000	$401,306	4.4%
Greater than 1 year (Four certificates of deposit and 113 corporate bonds)	8,648,041	8,661,768	95.6%

Total	$9,048,041	$9,063,074	100.0%

	Available-for-Sale
	Amortized	Fair	% of
December 31, 2014	Cost	Value	Total Value
Maturity dates occurring:
Less than 1 year (Three certificates of deposit)	$700,000	$704,676	8.5%
Greater than 1 year (Two certificates of deposit and 107 corporate bonds)	7,397,358	7,547,366	91.5%

Total	$8,097,358	$8,252,042	100.0%

  Investments classified at September 30, 2015 and December 31, 2014 as fixed maturities and short-term investments were as follows:

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2015	Cost	Gain	Loss	Value

Certificates of deposit, short term	$400,000	$1,306		$401,306
Certificates of deposit, fixed maturities	690,000	1,829	$(1,840)	689,989
Corporate bonds, fixed maturities	7,958,041	136,103	(122,365)	7,971,779

Total investments	$9,048,041	$139,238	$(124,205)	$9,063,074

	Available-for-Sale
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value

Certificates of deposit, short term	$700,000	$4,676		$704,676
Certificates of deposit, fixed maturities	350,000	926		350,926
Corporate bonds, fixed maturities	7,047,358	184,630	$(35,548)	7,196,440

Total investments	$8,097,358	$190,232	$(35,548)	$8,252,042

Unrealized losses on investments at September 30, 2015 and December 31, 2014 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at September 30, 2015 and December 31, 2014.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	September 30, 2015			September 30, 2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$84,702	$28,799	$55,903	$247,209	$84,051	$163,158
Other comprehensive (loss) before reclassification	(57,170)	(19,439)	(37,731)	(79,129)	(26,904)	(52,225)
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(11,137)	(3,786)	(7,351)	(25,456)	(8,655)	(16,801)
Effect on other comprehensive income (loss)	(68,307)	(23,225)	(45,082)	(104,585)	(35,559)	(69,026)
Accumulated unrealized gains, net, on investments available for sale, end of period	$16,395	$5,574	$10,821	$142,624	$48,492	$94,132

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(3,857)	$(1,311)	$(2,546)	$(15,373)	$(5,228)	$(10,145)
Other comprehensive (loss) before reclassification	(28,769)	(9,782)	(18,987)	(3,808)	(1,295)	(2,513)
Effect on other comprehensive income (loss)	(28,769)	(9,782)	(18,987)	(3,808)	(1,295)	(2,513)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(32,626)	$(11,093)	$(21,533)	$(19,181)	$(6,523)	$(12,658)

Accumulated other comprehensive income, beginning of period	$80,845	$27,488	$53,357	$231,836	$78,823	$153,013
Change in unrealized (losses), net, on investments available for sale	(68,307)	(23,225)	(45,082)	(104,585)	(35,559)	(69,026)
Change in unrealized gains, net, on interest rate swap	(28,769)	(9,782)	(18,987)	(3,808)	(1,295)	(2,513)
Effect on other comprehensive income (loss)	(97,076)	(33,007)	(64,069)	(108,393)	(36,854)	(71,539)
Accumulated other comprehensive income (loss), end of period	$(16,231)	$(5,519)	$(10,712)	$123,443	$41,969	$81,474

	Nine months ended			Nine months ended
	September 30, 2015			September 30, 2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$155,814	$52,980	$102,834	$85,588	$29,101	$56,487
Other comprehensive income (loss) before reclassification	(108,055)	(36,742)	(71,313)	85,313	29,006	56,307
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(31,364)	(10,664)	(20,700)	(28,277)	(9,615)	(18,662)
Effect on other comprehensive income (loss)	(139,419)	(47,406)	(92,013)	57,036	19,391	37,645
Accumulated unrealized gains, net, on investments available for sale, end of period	$16,395	$5,574	$10,821	$142,624	$48,492	$94,132

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(4,854)	$(1,651)	$(3,203)	$(55,618)	$(18,911)	$(36,707)
Other comprehensive income (loss) before reclassification	(27,772)	(9,442)	(18,330)	36,437	12,388	24,049
Effect on other comprehensive income (loss)	(27,772)	(9,442)	(18,330)	36,437	12,388	24,049
Accumulated unrealized losses, net, on interest rate swap, end of period	$(32,626)	$(11,093)	$(21,533)	$(19,181)	$(6,523)	$(12,658)

Accumulated other comprehensive income, beginning of period	$150,960	$51,329	$99,631	$29,970	$10,190	$19,780
Change in unrealized gains (losses), net, on investments available for sale	(139,419)	(47,406)	(92,013)	57,036	19,391	37,645
Change in unrealized gains, (losses) net, on interest rate swap	(27,772)	(9,442)	(18,330)	36,437	12,388	24,049
Effect on other comprehensive income (loss)	(167,191)	(56,848)	(110,343)	93,473	31,779	61,694
Accumulated other comprehensive income (loss), end of period	$(16,231)	$(5,519)	$(10,712)	$123,443	$41,969	$81,474

5. DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $26,000 and $29,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2015 and 2014, respectively. The Company recorded expense of approximately $112,000 and $102,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2015 and 2014, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at September 30, 2015 and December 31, 2014.

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

The deferred compensation expense related to these awards is recorded ratably over the applicable vesting period. The Company recorded deferred compensation expense of approximately $46,000 and $145,000 related to deferred share awards and the change in the value of phantom shares for the three months ended September 30, 2015 and 2014, respectively. The Company recorded deferred compensation expense of approximately $371,000 and $406,000 related to deferred share awards and the change in the value of phantom shares for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there is approximately $233,000 of total unrecognized compensation cost related to non-vested award compensation under the Plans. That cost is expected to be recognized over a weighted average period of 1.90 years.

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

In February 2015 and 2014, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $39.86 and $35.77 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $65,000 and $41,000 in February 2015 and February 2014, respectively. At September 30, 2015 and December 31, 2014, the deferred compensation liability was approximately $3,010,000 and $2,766,000, respectively.

The following is a summary of activity of non-vested awards for the nine months ended September 30, 2015 and 2014:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at 9/30/2015

Non-vested awards at January 1, 2015			481.9

Granted	228.0	$997	88.0

Non-vested awards at September 30, 2015	228.0	$997	569.9	$967

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at 9/30/2014

Non-vested awards at January 1, 2014			644.6
Granted	252.0	$894	67.0
Vested	(7.0)	884
Forfeited			(24.6)
Non-vested awards at September 30, 2014	245.0	$894	687.0	$833

The following is a summary of activity of vested awards for the nine months ended September 30, 2015 and 2014:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at 9/30/2015

Vested awards at January 1, 2015	839.2	$1,018	778.8

Share based dividend	33.4	1,003	31.0

Vested awards at September 30, 2015	872.6	$967	809.8	$967

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at 9/30/2014

Vested awards at January 1, 2014	806.7	$886	408.5
Share based dividend	32.5	887	13.4
Vested during the year	7.0	884
Redeemed vested awards			(76.2)
Converted to Redeemable Common Shares	(7.0)	884

Vested awards at September 30, 2014	839.2	$929	345.7	$929

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

The results of the fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit, which is defined as premium revenue less healthcare services expense, was approximately $5,597,000 and $4,937,000 for the three months ended September 30, 2015 and 2014, respectively. The Company’s gross profit was approximately $15,598,000 and $14,381,000 for the nine months ended September 30, 2015 and 2014, respectively.

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2015			September 30, 2014

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$12,405	$9,312	$3,093	$11,885	$9,230	$2,655
Fully-insured dental PPO	4,852	3,559	1,293	4,222	3,095	1,127
Self-insured dental	7,836	6,793	1,043	7,313	6,316	997
Corporate, all other	168		168	158		158
Total	$25,261	$19,664	5,597	$23,578	$18,641	4,937

Investment income			68			58
Realized gains on investments, net			11			25
Other income			10			16

Insurance expense			5,054			4,154

Income before income tax			$632			$882

Total assets-corporate			$65,563

	Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/IND	$36,999	$28,413	$8,586	$35,836	$27,559	$8,277
Fully-insured dental PPO	14,221	10,726	3,495	12,247	9,476	2,771
Self-insured dental	21,996	18,988	3,008	20,507	17,650	2,857
Corporate, all other	510		510	476		476
Total	$73,726	$58,127	15,599	$69,066	$54,685	14,381

Investment income			184			165
Realized gains on investments, net			31			28
Other income			47			47

Insurance expense			14,745			13,180

Income before income tax			$1,116			$1,441

Total assets-corporate			$65,563

    Inter-segment revenues were not significant for the three and nine months ended September 30, 2015 and 2014.

7. FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and nine months ended September 30, 2015 was 43.3% with tax expense of approximately $274,000 and $483,000, respectively. The effective tax for the three and nine months ended September 30, 2014 was 41.6% with tax expense of approximately $367,000 and $599,000, respectively. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and 2010 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015				December 31, 2014
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$690	$690			$351	$351
Investment grade corporate bonds			7,263	7,263			6,780	6,780
Non-investment grade corporate bonds			709	709			416	416
Short-term investments
Federally-Insured certificates of deposit			401	401			705	705
Deferred compensation investments (a)
Equity mutual fund investments		$609		609		$530		530
State guarantee fund deposits (b)
Government securities		276		276		229		229
Federally-Insured certificates of deposit			52	52			50	50
Total		$885	$9,115	$10,000		$759	$8,302	$9,061

Liabilities
Interest rate swap (c)			$33	$33			$5	$5
Total	$		$33	$33	$		$5	$5

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

  As of September 30, 2015 and December 31, 2014, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the nine months ended September 30, 2015 or 2014. As of September 30, 2015 and December 31, 2014, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers low cost dental PPO plans to individuals and small groups on the Ohio and Indiana exchanges and individual dental HMO and individual dental PPO plans in Ohio and Kentucky. As of September 30, 2015, we had approximately 357,500 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network, approximately 3,100 dentists participating in our DentaSelect dental PPO network and approximately 2,100 in our Balanced Value dental PPO network. The Company has a network leasing agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network leasing agreement, our dental PPO members have access to approximately 2,400 additional dentists in Ohio and Indiana and approximately 43,700 additional dentists throughout the United States. The Company also has other network leasing arrangements for the dental PPO plans that it offers on the Ohio and Indiana exchanges. With these network leasing arrangements, Dental Care Plus exchange members have access to approximately 1,600 and 1,000 dentists in Ohio and Indiana, respectively.

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

On April 18, 2015, our Board of Directors met with our senior management team, consultants and advisors to review a proposed five-year strategic growth plan for the Company.  In response to the industry and regulatory changes resulting from  the Affordable Care Act of 2010 and its implementation, and the amendments to the Company’s articles of incorporation and code of regulations that were approved in 2014, the Board of Directors of the Company and the senior management team retained third-party consultants and advisors to assist in the evaluation of the Company’s business model, market position, valuation and potential sources of capital to develop a five-year strategic growth plan, which includes expansion by the Company into new states and new metropolitan service areas.

Highlights

–

We had net income of approximately $358,000 for the three months ended September 30, 2015 (the “2015 quarter”) compared to net income of approximately $515,000 for the three months ended September 30, 2014 (the “2014 quarter”). We had net income of approximately $633,000 for the nine months ended September 30, 2015 (the “2015 period”) compared to net income of approximately $842,000 for the nine months ended September 30, 2014 (the “2014 period”). The decrease in net income was primarily the result of an increase in insurance expense of approximately $1,564,000 that was offset by an increase in gross profit (total premium revenue less healthcare services expense) of $1,217,000 in the 2015 period as compared to the 2014 period.

–

To date in 2015, our dental and vision product membership increased by approximately 21,600 members to approximately 357,500 members at September 30, 2015. This membership increase from December 31, 2014 is due to an increase in fully-insured dental HMO/IND membership of approximately 2,700 members, an increase in fully-insured dental PPO membership of approximately 7,700 members, an increase in self-insured membership of approximately 6,300 members, and an increase in corporate, all other membership of approximately 4,900 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 79.2% in the 2014 period to 78.8% in the 2015 period. This loss ratio decrease is due primarily to the increase in self-insured dental claims per member per month.

–

In March 2015, we paid a dividend of $39.86 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2014 of $35.77 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2015 quarter and the 2014 quarter, the 2015 period and the 2014 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	September 30, 2015	September 30, 2014	Change
Membership:
Fully-insured dental HMO/IND	157,900	153,800	2.7%
Fully-insured dental PPO	67,800	60,100	12.8%
Self-insured dental	98,000	91,500	7.1%
Corporate, all other	33,800	28,000	20.7%
Total membership	357,500	333,400	7.2%

	Three months ended	Three months ended
	September 30, 2015	September 30, 2014	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,405	$11,885	4.4%
Fully-insured dental PPO	4,852	4,222	14.9%
Self-insured dental	7,836	7,313	7.2%
Corporate, all other	168	158	6.3%
Total premium revenue	25,261	23,578	7.1%

Investment income	68	58	17.2%
Realized gains on investments, net	11	25	(56.0% )
Other income	10	16	(37.5% )
Total revenue	25,350	23,677	7.1%

Healthcare services expense:
Fully-insured dental HMO/IND	9,312	9,230	0.9%
Fully-insured dental PPO	3,559	3,095	15.0%
Self-insured dental	6,793	6,316	7.6%
Corporate, all other			*
Total healthcare service expense	19,664	18,641	5.5%

Insurance expense	5,054	4,154	21.7%

Income tax expense	274	367	(25.3% )

Net income	$358	$515	(30.5% )

* not meaningful

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	Change
Premium revenue:
Fully-insured dental HMO/IND	$36,999	$35,836	3.2%
Fully-insured dental PPO	14,221	12,247	16.1%
Self-insured dental	21,996	20,507	7.3%
Corporate, all other	510	476	7.1%
Total premium revenue	73,726	69,066	6.7%

Investment income	184	165	11.5%
Realized gains on investments, net	31	28	10.7%
Other income	47	47	0.0%
Total revenue	73,988	69,306	6.8%

Healthcare services expense:
Fully-insured dental HMO/IND	28,413	27,559	3.1%
Fully-insured dental PPO	10,726	9,476	13.2%
Self-insured dental	18,988	17,650	7.6%
Corporate, all other			*
Total healthcare service expense	58,127	54,685	6.3%

Insurance expense	14,745	13,180	11.9%

Income tax expense	483	599	(19.4% )

Net income	$633	$842	(24.8% )

* not meaningful

Summary

Fully-insured dental HMO/IND premium revenue increased by $1,163,000 in the 2015 period compared to the 2014 period, and fully-insured dental HMO/IND premium on a per member per month (“PMPM”) basis increased by 1.1%, from $25.86 PMPM in the 2014 period to $26.15 PMPM in the 2015 period due to rate increases obtained on renewal business. Fully-insured dental PPO premium revenue increased by $1,974,000 in the 2015 period compared to the 2014 period, and fully-insured dental PPO premium on a PMPM basis increase by 1.9%, from $23.47 PMPM in the 2014 period to $23.91 PMPM in the 2015 period due to rate increases obtained on renewal business. Self-insured dental premium revenue increased by $1,489,000 in the 2015 period compared to the 2014 period.

Fully-insured dental HMO/IND healthcare services expense increased by $854,000 in the 2015 period compared to the 2014 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.0% from $19.89 PMPM in the 2014 period to $20.08 PMPM in the 2015 period. Fully-insured dental PPO healthcare services expense increased by $1,250,000 in the 2015 period compared to the 2014 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 0.7%, from $18.16 PMPM in the 2014 period to $18.03 PMPM in the 2015 period.

Self-insured healthcare services expense increased by $1,338,000 in the 2015 period compared to the 2014 period, and self-insured healthcare services expense on a PMPM basis increased by 2.7% from $21.48 PMPM in the 2014 period to $22.06 PMPM in the 2015 period.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 4,100 members as of September 30, 2015 from September 30, 2014. This membership increase is primarily attributable to an increase of approximately 9,400 fully-insured dental HMO members. The increase in fully-insured dental HMO/IND membership is the result of new sales and growth in the membership within existing groups offset by the loss of approximately 5,300 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully insured dental PPO membership increased by approximately 7,700 members as of September 30, 2015 from September 30, 2014. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 12,500 members, offset by the loss of approximately 4,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our self-insured dental membership increased by approximately 6,500 members as of September 30, 2015 from September 30, 2014. This increase is primarily due to the addition of new self-insured dental PPO employer groups in the last twelve months and growth within existing employer groups.

Our corporate, all other membership increased by approximately 5,800 members as of September 30, 2015 from September 30, 2014. The increase is primarily the result of our vision plan membership.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2015 quarter increased by approximately $520,000 compared to the 2014 quarter. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $149,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2015 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $371,000.

Fully-insured dental HMO/IND premium revenue for the 2015 period increased by approximately $1,163,000 compared to the 2014 period. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $408,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2015 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $755,000.

Fully-insured dental PPO premium revenue for the 2015 quarter increased by approximately $630,000 compared to the 2014 quarter. Fully-insured dental PPO premium rates negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $87,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2015 quarter resulted in an increase in fully-insured dental PPO premiums of approximately $543,000.

Fully-insured dental PPO premium revenue for the 2015 period increased by approximately $1,974,000 compared to the 2014 period. Fully-insured dental PPO premium rates negotiated with new employer groups and existing employer groups at their renewals resulted in an increase of approximately $258,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2015 period resulted in an increase in fully-insured dental PPO premiums of approximately $1,716,000.

Total self-insured dental revenue for the 2015 quarter increased approximately $523,000 compared to the 2014 quarter. Self-insured dental revenue decreased by approximately $7,000 due to a decrease in the self-insured claim revenue on a PMPM basis. This was offset by an increase in self-insured membership in the 2015 quarter that resulted in an increase in new self-insured revenue of approximately $531,000.

Total self-insured dental revenue for the 2015 period increased approximately $1,489,000 compared to the 2014 period. Self-insured dental revenue increased by approximately $509,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2015 period resulted in an increase in new self-insured revenue of approximately $980,000.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue for the 2015 quarter increased approximately $508,000, to approximately $7,486,000 in the 2015 quarter from approximately $6,978,000 in the 2014 quarter. Self-insured claim revenue increased by approximately $506,000 in the 2015 quarter due to new self-insured sales. In addition, self-insured claim revenue increased approximately $2,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2015 quarter.

Self-Insured Claim Revenue - Self-insured claim revenue for the 2015 period increased approximately $1,441,000 to approximately $20,933,000 in the 2015 period from approximately $19,492,000 in the 2014 period. Self-insured claim revenue increased by approximately $932,000 in the 2015 period due to new self-insured sales. In addition, self-insured claim revenue increased approximately $509,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2015 period.

Self-Insured ASO Fees - Self-insured ASO fees for the 2015 quarter increased approximately $15,000 to approximately $350,000 in the 2015 quarter from approximately $335,000 in the 2014 quarter. Self-insured ASO fees increased by approximately $24,000 due to the new self-insured product sales, offset by a decrease in average self-insured ASO fee rates of $9,000 on a PMPM basis for the 2015 quarter compared to the 2014 quarter.

Self-Insured ASO Fees - Self-insured ASO fees for the 2015 period increased approximately $48,000 to approximately $1,063,000 in the 2015 period from approximately $1,015,000 in the 2014 period. Self-insured ASO fees increased by approximately $48,000 due to the new self-insured product sales for the 2015 period compared to the 2014 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $34,000 in the 2015 period compared to the 2014 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $82,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 2.2% from $20.12 PMPM in the 2014 quarter to $19.68 PMPM in the 2015 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $288,000. In addition, an increase of $143,000 is attributable to a 1.5% fee schedule increase effective January 1, 2015. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO healthcare services expense of approximately $349,000 in the 2015 quarter compared to the 2014 quarter.

Fully-insured dental HMO/IND healthcare services expense increased by $854,000 in the 2015 period compared to the 2014 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.0% from $19.89 PMPM in the 2014 period to $20.08 PMPM in the 2015 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $581,000. In addition, an increase of $423,000 is attributable to a 1.5% fee schedule increase effective January 1, 2015. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO healthcare services expense of approximately $150,000 in the 2015 period compared to the 2014 period.

Fully-insured dental PPO healthcare services expense increased by $464,000 in the 2015 quarter compared to the 2014 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis increased 1.7%, from $17.24 PMPM in the 2014 quarter to $17.54 PMPM in the 2015 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $398,000. In addition, an increase of $52,000 is attributable to a 1.5% fee schedule increase effective January 1, 2015 and an increase of approximately $14,000 is higher attributable to utilization.

Fully-insured dental PPO healthcare services expense increased by $1,250,000 in the 2015 period compared to the 2014 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 0.7%, from $18.16 PMPM in the 2014 period to $18.03 PMPM in the 2015 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,327,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental PPO healthcare services expense of approximately $239,000 in the 2015 period compared to the 2014 period. This decrease in healthcare utilization was offset by the increase in healthcare services expense of $162,000 due to the 1.5% fee schedule increase effective January 1, 2015.

Self-insured healthcare services expense increased by $477,000 in the 2015 quarter compared to the 2014 quarter, and self-insured healthcare services expense on a PMPM basis increased slightly by 0.3% from $23.04 PMPM in the 2014 quarter to $23.11 PMPM in the 2015 quarter. An increase in self-insured healthcare services expense of $458,000 was due to an increase in membership volume in the 2015 quarter compared to the 2014 quarter. In addition, an increase of $102,000 is attributable to a 1.5% fee schedule increase effective January 1, 2015. Lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $83,000 in the 2015 quarter compared to the 2014 quarter.

Self-insured healthcare services expense increased by $1,338,000 in the 2015 period compared to the 2014 period, and self-insured healthcare services expense on a PMPM basis increased by 2.7% from $21.48 PMPM in the 2014 period to $22.06 PMPM in the 2015 period. An increase in self-insured healthcare services expense of $844,000 was due to an increase in membership volume in the 2015 period compared to the 2014 period. In addition an increase of $277,000 is attributable to a 1.5% fee schedule increase effective January 1, 2015 and an increase of approximately $217,000 is attributable to higher utilization.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2015 quarter increased approximately $900,000 compared to the 2014 quarter. Consolidated insurance expense for the 2015 period increased approximately $1,564,000 compared to the 2014 period. The higher consolidated insurance expense for the 2015 quarter and 2015 period was primarily due to an increase in salaries and wages and an increase in federal premium tax expense and legal fees in 2015. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was approximately 20.0% and 19.0% for the 2015 and the 2014 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and nine months ended September 30, 2015 was 43.3% with tax expense of approximately $274,000 and $483,000, respectively. The effective tax for the three and nine months ended September 30, 2014 was 41.6% with tax expense of approximately $367,000 and $599,000, respectively. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and 2010 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash increased approximately $435,000, or 4.7%, during the 2015 period to approximately $9,625,000 as of September 30, 2015 from approximately $9,190,000 as of December 31, 2014. The change in cash for the 2015 and 2014 period is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Net cash provided by operating activities	$1,150	$1,260
Net cash used in investing activities	(1,339)	(1,415)
Net cash provided by (used in) financing activities	624	(563)
Increase (Decrease) in cash and cash equivalents	$435	$(718)

Cash Flows from Operating Activities

In the 2015 period, approximately $1,150,000 was provided by operating activities. We had net income of approximately $633,000. An increase in premiums received in advance as well as an improvement in remittance of uncollected accounts receivable resulted in a favorable increase of cash of approximately $970,000 in 2015. Due to claims activity and the timing of our payments, our claims payable liability decreased approximately $308,000. Our non-cash deferred compensation activity was approximately $408,000 primarily due to current year vesting activity and an increase in current book value in 2015. Deferred policy acquisition costs increased by approximately $420,000 as a result of the increase in the renewal of the fully-insured business renewed in January 2015. Other assets increased by approximately $241,000 primarily due to the increase in the federal premium tax prepaid recorded in January 2015. The federal premium tax increase is based on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. Other payables and accrued expenses decreased and resulted in a net decrease in cash flow from operations of approximately $219,000. We paid $705,000 of federal income taxes in the 2015 period that related to our 2014 extension payment and 2015 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2014 period.

Cash Flows from Investing Activities

During the 2015 period, we made purchases totaling approximately $3,879,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2015 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that together totaled approximately $2,902,000. The remaining net cash used in investing activities during the 2015 period was due to purchases in building improvements, internally developed software development cost and computer equipment.

Cash Flows from Financing Activities

In the 2015 period, we made scheduled principal payments of approximately $37,000 related to our office building mortgage and scheduled payments of approximately $183,000 related to our capital leases. During the 2015 period, we repurchased Redeemable Common Shares with a value of approximately $211,000. We also paid dividends of approximately $346,000 to holders of our Redeemable Common Shares and approximately $101,000 to holders of our Redeemable Institutional Preferred Shares in the 2015 period. In addition, we issued approximately $1,600,000 of new Redeemable Common shares during the 2015 period.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2014 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2015.

Financial Condition

Our consolidated cash and short-term investments were approximately $10.0 million and $9.9 million as of September 30, 2015 and December 31, 2014, respectively. We expect to generate positive cash flow from operations during the balance of 2015. Based on total expenses for the nine months ended September 30, 2015, we estimate that we had approximately 37 days of cash and short-term investments on hand at September 30, 2015. In addition, the Company has access to approximately $8.7 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2015 period or the 2014 period. As of September 30, 2015 and December 31, 2014, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2016. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2015 period or the 2014 period. At September 30, 2015 and December 31, 2014, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2016. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at September 30, 2015 and December 31, 2014.

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

Our largest subsidiary, Dental Care Plus Inc., (“DCP"), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state agencies before paying a dividend. During 2015, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $969,000. There were no dividends declared or paid by DCP in 2015 or 2014.

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

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability. Our assumptions in the 2015 quarter for the claims trend factor used to estimate incurred claims for September 30, 2015 are generally consistent with the dental services utilization levels we experienced in the prior year and our expectation that this level of utilization will continue in the future.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors and claims trend factors that were used to estimate the claims payable liability as of September 30, 2015 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		9/30/2015

(0.5)%		$2,960,519
0%	(estimate used)	2,689,848
0.5%		2,491,797

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

In 2015, our first quarter and second quarter healthcare services expense on a PMPM basis was higher than the first and second quarters of 2014. This increase is primarily the result of a 1.5% fee schedule increase effective January 1, 2015. In the third quarter of 2015, our healthcare services expense on a PMPM basis was lower than in the third quarter of 2014. The decrease is the result of a decrease in the utilization of dental services during the 2015 quarter offset by a 1.5% fee schedule increase effective January 1, 2015.

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

	Healthcare Service Expense

	2015		2014

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$19,320	$20.44	$18,077	$20.05
Second Quarter	19,143	20.03	17,968	19.63
Third Quarter	19,664	20.28	18,640	20.43
Fourth Quarter			16,967	18.72

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

Our portfolio includes approximately $7,972,000 and $7,196,000 of corporate bonds and approximately $1,091,000 and $1,055,000 of investments in FDIC-insured bank certificates of deposits at September 30, 2015 and December 31, 2014, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years. At September 30, 2015, our portfolio included approximately $3,788,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $245,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $282,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At September 30, 2015 and December 31, 2014, we had a mortgage note with a bank with an outstanding principal balance of $1,211,000 and $1,248,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the third quarter of 2015, we sold a total of 1,604 Class C Redeemable Common Shares in a private placement to accredited investors. This consisted of sales of 652, 320, and 632 shares sold in July, August, and September with a per share price of $989.26, $965.29, and $967.51, respectively. We also sold 5 Class B Redeemable Common Shares at a price of $989.26 per share. We repurchased and retired 3 Class A Redeemable Common Shares and 33 Class B Redeemable Common Shares during the three months ended September 30, 2015 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2015	2	22	0	$989.26	0	N/A
August 1 – August 31, 2015	0	0	0	$965.29	0	N/A
September 1 – September 30, 2015	1	11	0	$967.51	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

November 13, 2015	By: /s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
Principal Executive Officer

November 13, 2015	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.            Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three months ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language).