Form 10-K
period 2015-12-31
DCP Holding CO
filed 2016-03-23
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2015

_______________

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

 YES      NO  ☒

As of June 30, 2015, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $8.5 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2015, the number of Class A, Class B and Class C Redeemable Common Shares outstanding was 524; 7,762; and 321, respectively.

The number of Class A , Class B and Class C Redeemable Common Shares, without par value, outstanding as of March 4, 2016 was 515; 8,127; and 2,271, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2016, into Part III, Items 10, 11, 12, 13 and 14

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

PART I

ITEM 1.     BUSINESS

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. In 2015, the Company offered low cost dental PPO plans to individuals and small groups on the federally facilitated market exchanges in Ohio and Indiana (“the Ohio and Indiana exchanges”) and individual dental HMO and dental PPO plans in Ohio and Kentucky. As of December 31, 2015, we had approximately 326,000 members in our dental benefit plans and approximately 36,200 members in our vision benefit plans. We market our products through a network of independent brokers and consultants.

We had approximately 2,800 dentists participating in our dental HMO network, approximately 3,000 dentists participating in our DentaSelect dental PPO network and approximately 2,100 in our Balanced Value dental PPO network at December 31, 2015. The Company has a network access agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network access agreement, our Company dental PPO members now have access to approximately 2,500 additional dentists in our operating territories and approximately 44,200 additional dentists throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the Ohio exchange in 2015. With this network access arrangement, Ohio exchange members have access to approximately 1,600 dentists in Ohio. In addition, the Company also has a network access arrangement with a network access company in Indiana for the dental PPO plans that it offered on the Indiana exchange in 2015. With this network access arrangement, Indiana exchange members have access to approximately 1,000 dentists in Indiana.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. A majority of our Redeemable Common Shares are owned by 516 dentists who also participate in one or more of our networks.

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

Managed Dental Benefits Market

The following table shows the estimated 2014 and 2013 dental enrollment statistics for the United States:

	Estimated		Estimated		%
	2014	% of	2013	% of	Change
	Enrollment	Total	Enrollment	Total	2013 to 2014

Dental HMO	11,782,115	7.6%	12,217,084	7.9%	-3.6%

Dental EPO	834,721	0.5%	1,466,792	0.9%	-43.1%

Dental PPO	126,677,821	81.6%	121,041,576	78.0%	4.7%

Dental Indemnity	9,674,376	6.2%	10,550,691	6.8%	-8.3%

Discount Dental	6,030,055	3.9%	9,268,117	6.0%	-34.9%

Direct Reimbursement	272,639	0.2%	673,393	0.4%	-59.5%

Total Commercial Dental	155,271,727	100.0%	155,217,653	100.0%	0.0%

Medicaid / SCHIP	32,009,941		30,725,441		4.2%

Other Public	4,567,530		5,511,293		-17.1%

Total Publicly Funded Dental	36,577,471		36,236,734		0.9%

Unassigned	12,736,677		-

Estimated Total Dental	204,585,875		191,454,387		6.9%

Source: NADP & Delta Dental Association Joint Dental Benefits Report, November 2015 and September 2014

According to the National Association of Dental Plans (“NADP”), in 2014 approximately 204.6 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 64% of the U.S. population. This enrollment level represents an increase of approximately 6.9% from the estimated 2013 enrollment level of 191.5 million persons. This enrollment increase is primarily due to a 4.2% increase in publicly funded dental enrollment and in part due to a slight increase in commercial dental enrollment in 2014 resulting from increases in the dental PPO product category, offset by decreases in the dental HMO, dental EPO, dental Indemnity, discount dental and direct reimbursement product categories. Dental PPO product enrollment as a percentage of total commercial enrollment increased to 81.6% of total commercial enrollment in 2014. In 2014, some participating companies reported their enrollment as unassigned in an effort to protect the confidentiality of their enrollment data. As a result, comparisons to prior years are not as valid as those in previous reports.

The following table shows the estimated 2014 and 2013 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we had group dental business:

	Ohio
	Estimated		Estimated		%
	2014	% of	2013	% of	Change
	Enrollment	Total	Enrollment	Total	2013 to 2014

Dental HMO	381,333	6.3%	353,584	5.2%	7.8%

Dental EPO	32,198	0.5%	38,933	0.6%	-17.3%

Dental PPO	4,811,033	79.9%	4,765,709	70.9%	1.0%

Dental Indemnity	146,766	2.4%	137,199	2.0%	7.0%

Discount Dental	117,599	2.0%	158,825	2.4%	-26.0%

Direct Reimbursement	11,274	0.2%	11,274	0.2%	0.0%

Medicaid / SCHIP	309,806	5.2%	743,471	11.0%	-58.3%

Other Public	208,470	3.5%	514,738	7.7%	-59.5%

Total Dental	6,018,479	100.0%	6,723,733	100.0%	-10.5%

	Kentucky
	Estimated		Estimated		%
	2014	% of	2013	% of	Change
	Enrollment	Total	Enrollment	Total	2013 to 2014

Dental HMO	128,259	3.8%	76,804	2.9%	67.0%

Dental EPO	7,368	0.2%	-	0.0%

Dental PPO	1,582,483	46.3%	1,528,937	58.5%	3.5%

Dental Indemnity	115,761	3.4%	123,018	4.7%	-5.9%

Discount Dental	25,632	0.7%	38,826	1.5%	-34.0%

Direct Reimbursement	5,421	0.2%	5,421	0.2%	0.0%

Medicaid / SCHIP	1,503,626	44.0%	566,878	21.7%	165.2%

Other Public	50,857	1.4%	272,369	10.5%	-81.3%

Total Dental	3,419,407	100.0%	2,612,253	100.0%	30.9%

Source: NADP & Delta Dental Association Joint Dental Benefits Reports dated November 2015 and September 2014

According to the NADP, total dental HMO enrollment in Ohio increased 7.8% in 2014 compared to 2013, whereas dental HMO enrollment in the United States decreased by approximately 3.6%. Total dental EPO enrollment in Ohio decreased by 17.3% in 2014 compared to 2013, compared to the national dental EPO decrease of 43.1%. Total dental PPO enrollment in Ohio increased by 1.0% in 2014 compared to 2013, compared to the national dental PPO increase of 4.7%. In Ohio, total dental indemnity enrollment increased by 7.0%, whereas national dental indemnity enrollment decreased by approximately 8.3%. Total discount dental enrollment in Ohio decreased by 26.0%, whereas total discount dental enrollment in the United States decreased more, by 34.9%. Total direct reimbursement dental enrollment in Ohio remained consistent between 2013 and 2014, whereas national direct reimbursement enrollment decreased by approximately 59.5%. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio decreased by 58.3% in 2014 compared to 2013, compared to the national Medicaid / SCHIP dental enrollment increase of 4.2%. Other publicly funded dental enrollment in Ohio decreased by 59.5% in 2014 compared to 2013, compared to the national other publicly funded dental enrollment decrease of 17.1%.

Total dental HMO enrollment in Kentucky increased 67.0% in 2014 compared to 2013, while dental HMO enrollment in the United States decreased by approximately 3.6%. Total dental PPO enrollment in Kentucky increased by 3.5% in 2014 compared to 2013, which represents a smaller percentage increase than the national dental PPO increase of 4.7%. In Kentucky, total dental indemnity enrollment decreased by 5.9%, compared to a decrease in national dental indemnity enrollment of 8.3%. Total discount dental enrollment in Kentucky decreased by 34.0%, whereas total discount dental enrollment in the United States decreased by 34.9%. Total direct reimbursement dental enrollment in Kentucky remained consistent between 2013 and 2014, whereas national direct reimbursement enrollment decreased by approximately 59.5%. Medicaid / SCHIP dental enrollment in Kentucky increased by 165.2% in 2014 compared to 2013, compared to the national Medicaid / SCHIP dental enrollment increase of 4.2%. Other publicly funded dental enrollment in Kentucky decreased by 81.3% in 2014 compared to 2013, compared to the national other publicly funded dental enrollment decrease of 17.1%.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2015	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	158,200	$49,458				$49,458	50.3%
Fully-Insured Dental PPO	69,800	19,198				19,198	19.5%
Self-Insured Dental	98,000	27,505	(1)	$1,417	(2)	28,922	29.5%
Other Products	36,200	-		683	(3)	683	0.7%
Total	362,200	$96,161		$2,100		$98,261	100.00%

2014	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	155,200	$47,948				$47,948	52.2%
Fully-Insured Dental PPO	60,100	16,459				16,459	17.9%
Self-Insured Dental	91,700	25,549	(1)	$1,356	(2)	26,905	29.2%
Other Products	28,900	-		624	(3)	624	0.7%
Total	335,900	$89,956		$1,980		$91,936	100.00%

2013	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	153,000	$46,655				$46,655	54.0%
Fully-Insured Dental PPO	50,600	13,495				13,495	15.6%
Self-Insured Dental	88,400	24,358	(1)	$1,283	(2)	25,641	29.7%
Other Products	27,200	-		572	(3)	572	0.7%
Total	319,200	$84,508		$1,855		$86,363	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.
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

Our dental enrollment increased 6.2% in 2015 compared to 2014 and increased by 5.1% in 2014 compared to 2013.

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 69.8% of our total premium revenues for 2015. Substantially all of our products are marketed to employer groups through insurance brokers and consultants. In addition, our individual dental products are marketed on our website, sometimes with the assistance of insurance brokers, and our exchange dental products are marketed on the government’s website at healthcare.gov. Our business model allows us to offer dental benefit products including broad networks of participating dentists while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating dentists. The dental benefit products we offer currently vary depending on geographic markets. Our ability to offer either a dental indemnity plan or dental PPO plan has had a positive impact on our membership growth.

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

In 2015, we offered fully insured individual and small group dental PPO plans on the Ohio and Indiana exchanges. This new business is included in our fully insured dental PPO segment. In 2015, we offered fully insured individual dental HMO and dental PPO plans in Ohio and Kentucky. This new business is included in our fully insured dental HMO and fully insured dental PPO segments.

Fully-Insured Dental HMO and Indemnity

Our fully-insured dental HMO/IND products segment includes our Dental Care Plus dental HMO and our DentaPremier dental indemnity products.

Dental Care Plus- Under our group dental HMO, premiums are paid to Dental Care Plus by the employer, and members receive access to our HMO network. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. There are no waiting periods and there is no balance billing in our fully-insured dental HMO; however, it includes cost-sharing with the member, through premium contributions, co-payments and annual deductibles. Under our individual dental HMO, premiums are paid to Dental Care Plus by the individual subscriber, and the subscriber and their dependents receive access to our HMO network. Dental Care Plus offers a limited number of plan designs to the individual market. For the year ended December 31, 2015, fully-insured dental HMO premiums totaled approximately $47.9 million, or 48.7% of our total premiums and ASO fees.

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured and self-insured plans with out-of-area members or members that require complete freedom of provider access. Employers and their participating employees typically share the cost of premiums in various contribution proportions. Members are responsible for paying annual deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products. When the DentaPremier product was introduced in 2003, the product was underwritten by a third party insurance carrier. As of December 31, 2015, approximately 96% of these dental indemnity members have been transitioned to Dental Care Plus insurance policies. For the year ended December 31, 2015, fully-insured dental indemnity premiums totaled approximately $1.5 million, or 1.6% of our total premiums and ASO fees.

Fully-Insured Dental PPO

Our fully-insured dental PPO product segment includes our DentaSelect, DentaTrust and DentaSpan dental PPO products.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten and administered by Dental Care Plus. DentaSelect members have access to our proprietary PPO networks and the national dentist network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member. Employers and their participating employees typically share the cost of premiums in various contribution proportions.

DentaTrust and DentaSpan– Our individual dental PPO product for the Ohio and Indiana exchanges, DentaTrust, and our small group dental PPO product for the Ohio and Indiana exchanges, DentaSpan, are underwritten by Dental Care Plus and administered by two independent third party administrators (“TPAs”). Pediatric members under the age of 19 have pediatric oral health benefits that meet the requirements of the Affordable Care Act (“ACA”). Adult members have benefits that are subject to waiting periods on basic dental services and major dental services. In addition, all DentaTrust and DentaSpan members have out-of-network benefits.

For the year ended December 31, 2015, fully-insured dental PPO premiums totaled approximately $19.2 million, or 19.5% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network dentists according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network dentists based on a maximum allowed fee schedule. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2015, self-insured revenue totaled approximately $28.9 million, or 29.5% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers aggregated $683,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2015.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2013, our quarterly healthcare services expense was slightly above average in the first quarter, lower than average in the second quarter, significantly higher than average in the third quarter and lowest in the fourth quarter. In 2014, our quarterly healthcare services expense was above average in the first quarter, slightly below average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. In 2015, our quarterly healthcare services expense was above average in the first quarter, slightly above average in the second quarter, above average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2015		2014		2013
	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$19,320	$20.44	$18,077	$20.05	$16,954	$19.78
Second Quarter	19,143	20.03	17,968	19.63	16,742	19.46
Third Quarter	19,664	20.28	18,640	20.43	18,238	20.98
Fourth Quarter	18,557	19.04	17,011	18.52	15,828	18.15
Calendar Year	$76,684	19.93	$71,696	19.65	$67,762	19.59

Claims are generally higher in the first quarter because a significant portion of our employer-sponsored benefits reset on January 1. The third quarter claim level is generally higher primarily due to the high level of dental services used in July and August by student members prior to returning to school. Use of dental services is typically lowest in the fourth quarter due to the holiday season and the fact that a portion of our members have already reached their maximum annual benefit level for the year.

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

Our Dental Care Plus HMO plans offer both the broad provider access ordinarily attributed to a dental PPO and the utilization review and cost control features of a dental HMO. The combination of a large provider network, competitive pricing and renewal practices, and an emphasis on outstanding customer service have allowed us to effectively compete with dental PPOs. Because we are primarily owned by dentists who participate in our Dental Care Plus networks, and our dentists are reimbursed on a fee-for-service basis, we often have a competitive advantage in recruiting and retaining dentists for our networks.

Effective January 1, 2014, we began offering low cost dental PPO plans on the Ohio Exchange. These dental PPO plans include the pediatric oral health benefit that is one of the essential health benefits required by the ACA. The family plans also include dental coverage for adults. On January 1, 2015, we began offering these exchange certified dental PPO plans on the Indiana Exchange and on January 1, 2016 we began offering these exchange certified dental PPO plans on the federally facilitated exchanges in Pennsylvania, Georgia and Tennessee (the “Pennsylvania, Georgia and Tennessee Exchanges”). We are planning to offer these dental PPO plans in additional states in 2017 and beyond.

In the fourth quarter of 2014, we launched our individual dental HMO plans in southwestern Ohio. In 2015, we offered individual dental HMO and PPO plans in Ohio and in Kentucky. We are planning to offer our individual dental PPO plans in additional states in 2016 and beyond.

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium rates, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contracts and fair, justified renewal pricing in order to increase retention rates. Due to these membership retention efforts, we achieved a retention rate of approximately 98.4% in 2015, compared to retention rates of 96.2% and 95.7% in 2014 and 2013, respectively.

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

Dentist Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain dental networks comprised of dentists who have contracted with our subsidiaries. As of December 31, 2015, we had provider contracts with 2,794 dentists operating out of 5,839 dentist office locations in our dental HMO network. Of these participating dentist office locations, there are 3,289 in Ohio, 1,956 in Kentucky, 508 in Indiana, and 86 in other states. Of the 2,794 participating dentists, 516 are shareholders who each own one or more Class A or Class B voting Redeemable Common Shares. As of December 31, 2015, we had provider contracts with 3,031 dentists operating out of 6,520 dentist office locations in our DentaSelect dental PPO network. Of these participating dentist office locations, there are 3,890 in Ohio, 1,989 in Kentucky, 523 in Indiana, and 118 in other states. As of December 31, 2015, we had provider contracts with 2,100 dentists operating out of 5,114 dentist office locations in our new Balanced Value dental PPO network. Of these participating dentist office locations, there are 2,944 in Ohio, 1,570 in Kentucky, 507 in Indiana, and 93 in other states. We actively recruit dentist providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate dentists in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific dentists to which their employees desire access.

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

Our provider contracts require that participating dentists participate in periodic fee surveys for the purpose of establishing our fee schedules, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to maintain a state license in good standing to practice dentistry, to maintain professional liability insurance coverage in amounts determined by our Clinical Affairs Committee, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and are automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days’ notice.

Participating dentists are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on maximum allowable fee schedules we have developed or the actual fee charged by the dentist, whichever is less. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and the dental PPO are subject to a 10% withhold by us. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers.

The Company has a network access agreement with a national dental network management company that has one of the largest networks of dentists under contract in the United States. With this network access agreement, Dental Care Plus dental PPO members have access to approximately 2,500 additional dentists in our operating territories and approximately 44,200 additional dentists throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that we offered on the Ohio exchange in 2015. With this network access arrangement, our Ohio exchange members have access to approximately 1,600 dentists in Ohio. We also entered into a network access arrangement with a regional dental network company for the dental PPO plans that we offered on the Indiana exchange in 2015. With this network access arrangement, our Indiana exchange members have access to approximately 1,000 dentists in Indiana.

Employees

At December 31, 2015, we had 88 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Insurance Brokers and Consultants

Many of our employer groups and individual customers are represented by insurance brokers and consultants who assist these customers in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2015, approximately 56% of our business was generated by five independent brokers, one of which was responsible for generating approximately 18% of our total premium revenue.

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

Credentialing

We have a dedicated provider relations department that communicates with network dentists and performs credentialing and re-credentialing of each participating dentist. The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one or more of our existing provider networks and evaluates whether a dentist should be terminated from one or more of the provider networks if an action is filed against the dentist with a state dental board or other regulatory agency or the provider loses his/her medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board for consideration and appropriate action.

The national dental network management companies with which we have a network access agreement perform credentialing and re-credentialing of each of their participating dentists according to accepted industry standards.

Risk Management

We assess risks that may affect the Company’s financial results, operational capability, delivery of service and products to employer groups and plan members, and other significant risks. We evaluate industry trends, information technology changes and our operating efficiencies and results. We perform ongoing risk assessments and implement various measures to manage and mitigate identified risks. The Board has delegated responsibility for risk oversight to the Audit Committee. Quarterly, the Audit Committee reviews the Company’s risk assessment and discusses with Company management, significant financial and non-financial risks (see Item 1A-Risk Factors) and the steps management has taken to monitor and mitigate such risks.

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with medical and full-line ancillary carriers, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. In group and individual dental insurance, our primary competitors are Guardian, MetLife, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Other competitors include Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network dentists. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards and limitations on dentists’ fees, and members are not restricted to participating dentists. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan. In the exchange dental business, our main competitors are Humana, Anthem, TruAssure, Dentegra and Best Life. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

In 2015, our dental membership in Southwestern Ohio increased from approximately 221,800 members as of December 31, 2014 to approximately 227,300 members as of December 31, 2015. Dental membership in Northern Kentucky decreased slightly from approximately 24,900 members at December 31, 2014 to approximately 24,400 at December 31, 2015. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2015, we had 1,378 dentists in our provider networks which represent approximately 95% of the licensed dentists in Southwestern Ohio and Northern Kentucky.

We have approximately 43,700 total members in the Dayton and Central Ohio markets. As of December 31, 2015, we had approximately 32,500 dental PPO members and approximately 11,200 dental HMO/IND members in the Dayton, and Central Ohio markets. As of December 31, 2014, we had approximately 35,300 dental PPO members and approximately 7,100 dental HMO/IND members in the Dayton and Central Ohio markets.

As of December 31, 2015, we had approximately 1,336 dentists in our dental HMO provider network and 1,368 dentists in our standard dental PPO provider network in Southern Kentucky, which represent approximately 59% and 61% of the licensed dentists in Southern Kentucky, respectively. As of December 31, 2015, we had approximately 500 dental HMO members and approximately 21,700 dental PPO members in our Southern Kentucky market. As of December 31, 2014, we had approximately 500 dental HMO members and approximately 17,600 dental PPO members in our Southern Kentucky market.

Customers

During 2015, approximately 10% of our total premium revenue was generated by four fully-insured employer groups. Also during 2015, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

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

Each of our individual subscribers purchasing a policy (other than on the Ohio and Indiana exchanges) selects a fully-insured dental plans. These individual dental policies begin on an effective date and extend for 12 months. Individual subscribers may terminate their fully-insured policy with notice, yet the fully-insured individual policies are non-cancelable by the Company during the policy term unless the policy coverage terminates due to non-payment of premium when due.

Each of our individual subscribers on the Ohio and Indiana exchanges selects a fully-insured dental PPO plan. An individual dental policy purchased on the Ohio or Indiana exchange will begin on an effective date in a calendar year and extend until December 31st of that calendar year. An individual subscriber may terminate their fully-insured policy by giving 14-days’ prior written notice. The Company may cancel a policy with 30-days’ prior written notice to the subscriber in the event (1) the subscriber submits a fraudulent claim or makes a material misrepresentation; (2) the subscriber does not pay the insurance premium subject to the Centers for Medicare & Medicaid Services (“CMS”) grace period rules; (3) the Company withdraws the dental product from the exchange; or (4) the Company withdraws from the exchange’s individual market.

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

Dental Care Plus is dually licensed as a life and health insurance company and a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky, as a life and as a health insurance company and a dental HMO in Indiana, as a life, accident and health company in Pennsylvania, as a life, accident and sickness company in Georgia, and as an accident and health company in Tennessee. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2015, filed with the Ohio Department of Insurance, reflected total adjusted capital in excess of Company Action Level RBC.

Government Regulations

Our management proactively monitors compliance with governmental laws and regulations affecting our Company. We are unable to predict how existing federal or state laws and regulations may be changed, what additional laws or regulations affecting our business may be enacted or proposed, when and which of the proposed laws will be adopted or the effect that any such new laws and regulations will have on our results of operations, financial position, or cash flows. For a description of material current activities in the federal and state legislative areas, see the “Item 1A – Risk Factors” in this report.

Executive Officers and Key Employees

Each of our executive officers is appointed to serve a one-year term. Anthony A. Cook is the only executive officer that has an employment agreement with the Company.

The name and age of each of the present officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 65, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 56, Vice President - Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jodi M. Fronczek, 44, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the Company since February 2010. Prior to that, she was Director of Group Benefits and Product Development (2006 – 2010), Director of Claims/Member Services (1997 - 2006), and Claims Manager (1991 – 1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associate’s degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

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

Any adverse changes in the market conditions could adversely affect our customers. As a result, our employer group customers may seek to control their employee benefit costs including their dental plan benefits, which may lead to limited rate increases, fewer new sales and the loss of some dental plan membership. These factors may affect the Company’s revenue in the short-term.

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

The operations of our subsidiaries have concentrated premium revenue in the Southwestern Ohio, Central Ohio, Northern Kentucky and Southern Kentucky markets, although our primary operations are in Southwestern Ohio. A prolonged regional economic downturn could cause employers to stop offering dental coverage as an employee benefit or elect to offer dental on a voluntary, employee-funded basis as a means to reduce their operating costs. A decrease in employer groups offering dental coverage on an employer sponsored basis could lead to a decrease in our membership, premium revenue and net income.

Our business is dependent upon a limited number of customers, and the loss of any one such customer could result in a loss of substantial premium revenue.

During 2015, approximately 10% of our total revenue was generated by four fully-insured employer groups and approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2015, approximately 56% of our business was generated by five independent brokers, one of which was responsible for generating approximately 18% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially.

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

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2015, A.M. Best affirmed our B+ (Good) rating. In July 2014, A.M. Best upgraded our rating to B+ (Good) with a stable outlook. In July 2013, A.M. Best affirmed our B (Fair) rating. In June 2012, A.M. Best upgraded our rating from B- (Fair) to B (Fair). Prior to June 2012, Our B- (Fair) rating was annually affirmed in each year from 2006 through 2011. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and insurance brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of insurance brokers may lead to a loss of premium revenue.

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

Many of the health insurance companies that operate in the Ohio, Kentucky and Indiana markets offer both medical plans and dental plans to employer groups. If these companies offer a premium concession on the medical plan to an employer group that signs up for their dental plan as well, employer groups may decide to purchase the bundled medical and dental plans to save money on their medical premium. As a result, we could experience significant loss of premium revenues.

We are subject to substantial federal government regulation. New laws or regulations, changes in existing laws or regulations and changes in public policy could adversely affect the markets for our products and our profitability.

Public Policy - It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company.  On March 23, 2010, President Obama signed comprehensive healthcare reform, the Patient Protection and Affordable Care Act (“ACA”) into law. Provisions of the ACA will continue to become effective at various dates over the next several years. Also the provisions of this legislation may change over the course of the next one to four years as its various provisions are modified or implemented. Thus far, in the states in which we operate, the provisions of the ACA have been inconsistently implemented which makes it difficult for a stand-alone dental plan to enroll and retain membership. In accordance with the provisions of the ACA of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment will increase each year and is expected to be $14.3 billion in 2018. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. Our annual assessment for 2015 was approximately $518,000. We also incurred additional TPA expenses for our on-exchange dental PPO plans. Additional changes in public policy could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position even if we correctly predict their occurrence. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees.

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

Our business is subject to substantial government regulation, principally under the insurance laws of Ohio, Kentucky and Indiana. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance department. With respect to our fully-insured dental products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million according to the regulations for the state of Ohio. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. Dental Care Plus operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the Ohio, Kentucky, Indiana, Pennsylvania, Georgia and Tennessee insurance regulatory agencies, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in Ohio, Kentucky, Indiana, Pennsylvania, Georgia and Tennessee, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus.

Due to the restrictions on the eligible owners of our common shares, we are limited in how we can raise capital to support the continued growth of our business.

At the present time, the only eligible owners of our Class A common shares and Class B common shares are dentists, employees and members of the Board of Directors. As of January 2014, non-dentist individuals are eligible owners of our Class C voting common shares (with a limitation on the number of Class C shares that may be outstanding at any time as a percentage of Class A and Class B shares). We are able to offer non-voting preferred shares to institutional investors, but there are a limited number of institutional investors that will invest their capital with the Company without voting shares or some other means to have formal influence over the direction of the Company. Given the restriction on eligible owners of our common shares, we may not be successful in raising new capital, which would result in our need to retain our earnings, and this may limit our ability to continue our consistent trend of premium growth.

As a result of the aging and retirements of our dentist shareholders, we anticipate requests to redeem an increasing number of common shares each year resulting in a reduction in the level or amount of the redeemable common shares on our consolidated balance sheet.

As of December 31, 2015, approximately 282 of our network dentist shareholders were 60 years old or older and these shareholders owned, in the aggregate, 4,708 of our Class A and Class B Redeemable Common Shares. Pursuant to the Company’s Second Amended and Restated Code of Regulations (the “Code of Regulations”), retiring dentists have the right to require the Company to repurchase such dentist’s common shares on the terms contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within thirteen months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital.

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

 While we take all reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems may become vulnerable to damage or disruption due to circumstances beyond our control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, and viruses and malware.

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

ITEM 4.      MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Redeemable Common Shares

There is no established public trading market for the Class A, Class B or Class C Redeemable Common Shares. In addition, there are significant restrictions contained in the Company’s Code of Regulations on the ability to transfer the Class A, Class B and Class C Redeemable Common Shares.

Holders

As of December 31, 2015, there were 516 holders of Class A Redeemable Common Shares, 549 holders of Class B Redeemable Common Shares and 23 holders of Class C Redeemable Common Shares.

Dividend Policy

On February 10, 2016, our Board of Directors declared a $40.47 per share dividend for all holders of Class A, Class B and Class C redeemable common shares of record on February 10, 2016, to be paid on March 25, 2016. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent sales of unregistered securities

In the fourth quarter of 2015, we sold 247 Class B Redeemable Common Shares and 80 Class C Redeemable Common Shares with an average price per share of $1,015.66.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s Redeemable Common Shares are sold and repurchased by the Company at book value. The book value of a Company Redeemable Common Share was $1,012, $997, $894, $815, and $687 at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Purchases of Equity Securities

We repurchased and retired 5 Class A Redeemable Common Shares and 67 Class B Redeemable Common Shares during the three months ended December 31, 2015, as follows:

Period			Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1	-	October 31, 2015	2	34	0	$1,004.59	0	N/A
November 1	-	November 30, 2015	2	22	0	$1,015.13	0	N/A
December 1	-	December 31, 2015	1	11	0	$1,039.92	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Code of Regulations.

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

(All amounts in thousands)

	2015	2014	2013	2012	2011
Premium revenue	$98,261	$91,936	$86,363	$80,153	$76,227
Investment income	252	222	164	128	111
Other income and realized gains, net	3	92	61	102	78
Net income	958	1,341	1,282	1,318	591
Total assets	60,344	57,239	56,903	37,338	38,277
Mortgage loan payable and capital lease obligations	2,067	2,019	1,674	1,451	999
Redeemable institutional preferred shares	2,751	2,709	2,563	1,453	345
Cash dividends declared, common and preferred	481	425	392	244	16

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers low cost dental PPO plans to individuals and small groups on the Ohio and Indiana exchanges and individual dental HMO and individual dental PPO plans in Ohio and Kentucky. As of December 31, 2015, we had approximately 362,200 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network, approximately 3,000 dentists participating in our DentaSelect dental PPO network and approximately 2,100 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,500 additional dentists in Ohio and Indiana and approximately 44,200 additional dentists throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio and Indiana exchanges. With these network access arrangements, Dental Care Plus exchange members have access to approximately 1,600 and 1,000 dentists in Ohio and Indiana, respectively.

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

Profitability Strategy

Our strategy focuses on providing solutions to employers to manage the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members, insurance brokers and dentists. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

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

Highlights

●

We had net income of approximately $958,000 for the year ended December 31, 2015 compared to net income of approximately $1,341,000 for the year ended December 31, 2014. The decrease in net income is primarily the result of higher insurance expense of approximately $1,751,000, in 2015, offset by an increase in gross margin of approximately $1,337,000. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 20.4% in 2015 from 19.9% in 2014.

●

Our ratio of healthcare services expense to premium revenue (“loss ratio”) remained constant at 78.0% in 2015 and 2014. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 69.8% of our total dental business.

●

Our dental and vision products grew by approximately 26,300 members, or 7.8%, from 335,900 members at December 31, 2014 to 362,200 members at December 31, 2015. This membership increase from December 31, 2014 is due to an increase in fully-insured dental HMO/IND membership of approximately 3,000 members, an increase in fully-insured dental PPO membership of approximately 9,700 members, an increase in self-insured dental membership of approximately 6,300 members and an increase in corporate, all other membership of approximately 7,300 members.

●

In March 2015, we paid a dividend of $39.86 per share to shareholders of record for all Redeemable Common Shares. We also paid a dividend of $35.77 per share in March 2014 to holders of our Redeemable Common Shares.

Comparison of Results of Operations for 2015 and 2014

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014	Change
Membership:
Fully-insured dental HMO/IND	158,200	155,200	1.9%
Fully-insured dental PPO	69,800	60,100	16.1%
Self-insured dental	98,000	91,700	6.9%
Corporate, all other	36,200	28,900	25.3%
Total membership	362,200	335,900	7.8%

Premium revenue:
Fully-insured dental HMO /IND	$49,458	$47,948	3.1%
Fully-insured dental PPO	19,198	16,459	16.6%
Self-insured dental	28,922	26,905	7.5%
Corporate, all other	683	624	9.5%
Total premium revenue	98,261	91,936	6.9%

Investment income:
Corporate, All Other	252	222	13.5%

Other income and realized gains, net:
Corporate, All Other	3	92	(96.7% )
Total revenue	98,516	92,250	6.8%

Healthcare services expense:
Fully-insured dental HMO/IND	37,346	35,995	3.8%
Fully-insured dental PPO	14,384	12,661	13.6%
Self-insured dental	24,954	23,040	8.3%
Total healthcare services expense	76,684	71,696	7.0%

Insurance expense
Corporate, All Other	20,076	18,325	9.6%

Income tax expense
Corporate, All Other	798	888	(10.1% )

Summary

Net income was approximately $958,000 and $1,341,000 for 2015 and 2014, respectively. This decrease in net income is primarily the result of an increase in insurance expense of approximately $1,751,000 in 2015. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 20.4% in 2015 from 19.9% in 2014.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 3,000 in 2015. This membership increase is primarily attributable to an increase in fully-insured dental HMO membership resulting from new sales of approximately 6,500 members in the Cincinnati and Northern Kentucky markets during 2015. An increase of approximately 2,300 is due to an increase of new sales of our individual dental HMO product. These increases were offset by the loss of approximately 5,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully-insured dental PPO membership increased by approximately 9,700 members in 2015. This membership increase is due to new sales in the Dayton and Central Ohio markets and the Southern Kentucky market of approximately 11,600 members during 2015, offset by the loss of approximately 3,200 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets. The remaining increase of approximately 1,300 members is due to the new sales on individual and on exchange dental PPO products in 2015.

Our self-insured dental membership increased by approximately 6,300 members in 2015. This increase is due to both the addition of new self-insured dental HMO and dental PPO employer groups in the Southwest Ohio and Northern Kentucky markets, and an increase in membership of existing employer groups in the last twelve months.

Our corporate, all other membership increased by approximately 7,300 members in 2015. The increase is due to increased membership in our vision plan.

Revenue

	(Amounts in thousands)

	2015	2014	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$49,458	$47,948	$1,510	$1,011	$499

Fully-insured dental HMO/IND premium increased approximately $1,510,000 in 2015 compared to 2014. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $499,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured dental HMO/IND membership in 2015 resulted in an increase in fully-insured dental HMO/IND premiums of approximately $1,011,000. The membership increase is the result of new fully-insured employer group business as well as an increase in the fully-insured individual product membership. The fully-insured dental HMO/IND segment represented approximately 50.3% of our total dental business in 2015.

	(Amounts in thousands)

	2015	2014	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$19,198	$16,459	$2,739	$2,353	$386

Fully-insured dental PPO premium increased approximately $2,739,000 in 2015 compared to 2014. Fully-insured dental PPO premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $386,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in the 2015 period resulted in an increase in fully-insured dental PPO premiums of approximately $2,353,000. The increase in membership is the result of an increase in fully-insured dental PPO group membership as well as an increase in fully-insured on-exchange dental PPO membership. The fully-insured dental PPO segment represents approximately 19.5% of our total dental business.

	(Amounts in thousands)

	2015	2014	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$27,505	$25,549	$1,956	$1,358	$598
Self-Insured ASO Fees	1,417	1,356	61	72	(11)
Total Self-Insured Revenue	$28,922	$26,905	$2,017	$1,430	$587

Total self-insured revenue increased approximately $2,017,000 in 2015 compared to 2014. Self-insured dental revenue increased by approximately $1,956,000 due to new self-insured sales and an increase in membership for existing employer groups. Self-insured revenue increased by approximately $587,000 due to an increase in the self-insured claims revenue on a per member per month basis. Self-insured ASO fees increased due to those membership increases, offset by a slight decrease in self-insured administrative fee rates on a per member per month basis. The self-insured dental segment represented approximately 29.5% of our total dental business in 2015. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $1,956,000, or 7.6%. Self-insured claim revenue increased by approximately $1,358,000 due to new self-insured sales. Also, self-insured claim revenue increased by approximately $598,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of a 1.5% dental fee schedule increase effective January 1, 2015.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $61,000, or 4.5%. Approximately $72,000 of this increase is attributable to self-insured product sales and an increase in membership for existing employer groups, offset by approximately $11,000 due to a decrease in average self-insured ASO fee rates for 2015 compared to 2014.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In the aggregate, corporate, all other premium revenue increased by approximately $59,000, or 9.5%, to $683,000 in 2015 from $624,000 in 2014.

Investment Income

Investment income increased approximately $30,000, or 13.5%, to $252,000 in 2015 from $222,000 in 2014. This increase is the result of the increased amount of funds that were invested in both medium duration investment and non-investment grade corporate bonds and short duration investment grade corporate bonds with higher yields during 2015.

Other Income and Realized (Losses) Gains on Investments, Net

Other income and realized (losses) gains on investments decreased approximately $89,000 or 96.7% to $3,000 in 2015 from $92,000 in 2014. This decrease is primarily the result of realized losses due to the impairment of six corporate bonds in 2015. We concluded that the decrease in the market values of these assets had resulted in other-than temporary impairments.

Healthcare Services Expenses

	(Amounts in thousands)
	2015	2014	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$37,346	$35,995	$1,351	$759	$592

Fully-insured dental HMO/IND healthcare services expense increased by $1,351,000, or 3.7%. This increase is attributable to an increase in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately $592,000, or 1.6%, in 2015 for both existing and new fully-insured dental HMO/IND membership. Fully-insured dental HMO/IND healthcare services expense increased by approximately $551,000 due to the fee schedule increases effective January 1, 2015 and by approximately $41,000 due to an increase in dental service utilization level by our fully-insured dental HMO/IND members in 2015 compared to 2014. This increase in fully-insured dental HMO/IND healthcare services expense is also the result of an increase of approximately $759,000, or 2.1%, due to an increase in fully-insured dental HMO/IND member months of 2.0% in 2015 compared to 2014.

	(Amounts in thousands)
	2015	2014	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$14,384	$12,661	$1,723	$1,810	$(87)

Fully-insured dental PPO healthcare services expense increased by $1,723,000, or 13.6%. This increase was primarily the result of an increase of approximately $1,810,000 related to the increase in fully-insured group and individual dental PPO membership. This increase in fully-insured dental PPO healthcare member volume change was offset to an overall decrease of approximately $87,000 due to a decrease in claims expense on a PMPM basis. Lower dental service utilization resulted in a decrease of approximately $303,000 offset by an increase in healthcare service expense of approximately $216,000 due to the fee schedule increases effective January 1, 2015.

	(Amounts in thousands)
	2015	2014	Total Dollar Change	Member Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$24,954	$23,040	$1,914	$1,225	$689

Self-insured healthcare services expense increased by approximately $1,914,000, or 8.3%, in 2015. An increase of 5.3% in self-insured member month volume in 2015 compared to 2014 resulted in an increase in self-insured healthcare services expense of approximately $1,225,000. Self-insured dental healthcare services expense increased by approximately $364,000 due to the fee schedule increases effective January 1, 2015. The remaining increase in self-insured claims expense of approximately $325,000 is due to an increase in dental service utilization level by our self-insured members in 2015 compared to 2014.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $1,751,000 in 2015. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 20.4% for 2015, increasing 0.5% from the 2014 ratio of 19.9%. Salaries and wages increased by approximately $517,000 in 2015. Commissions expense increased approximately $297,000, due to the increase in total premium revenue in 2015 compared to 2014. Other insurance expense increased by approximately $937,000 due to an increase in expenses related to the launch of the individual dental PPO and dental HMO products in Ohio as well as the development of the on exchange dental PPO products for Georgia, Tennessee and Pennsylvania for 2016.

Income Taxes

Our effective tax rate for 2015 was 45.5% compared to the 39.8% effective tax rate in 2014. The increase in the effective tax rate for 2015 compared to 2014 is the result of the increase in the 2015 federal premium tax assessment that is not deductible for federal tax purposes. Also, our 2015 and 2014 effective tax rates were higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment expenses and legal fees. See Note 6 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Revenue

	(Amounts in thousands)

	2014	2013	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$47,948	$46,656	$1,292	$494	$798

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

	(Amounts in thousands)

	2014	2013	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$16,459	$13,494	$2,965	$2,865	$100

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

	(Amounts in thousands)

	2014	2013	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$25,549	$24,358	$1,191	$847	$344
Self-Insured ASO Fees	1,356	1,283	73	44	29
Total Self-Insured Revenue	$26,905	$25,641	$1,264	$891	$373

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

Healthcare Services Expenses

	(Amounts in thousands)
	2014	2013	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$35,995	$35,024	$971	$371	$600

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

	(Amounts in thousands)
	2014	2013	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$12,661	$10,695	$1,966	$1,821	$145

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

	(Amounts in thousands)
	2014	2013	Total Dollar Change	Member Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$23,040	$22,043	$997	$767	$230

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

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the maturity or sale of our investment securities, from the sale of redeemable common and preferred shares, and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, Redeemable Common Share redemptions, dividends, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive operating cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment.

Cash increased $2,467,000, or 26.8%, for the year ended December 31, 2015 to approximately $11,657,000 at December 31, 2015 from approximately $9,190,000 at December 31, 2014. This cash increase is primarily the result of cash flow from operations of approximately $2,994,000 and cash provided by financing activities of approximately $817,000 that was offset by cash used in investing activities of approximately $1,095,000.

Cash increased $1,084,000, or 13.4%, for the year ended December 31, 2014 to approximately $9,190,000 million at December 31, 2014 from approximately $8,106,000 million at December 31, 2013. This cash increase is primarily the result of cash flow from operations of approximately $2,556,000, that was offset by cash used in investing activities of approximately $845,000 and cash used in financing activities of approximately $627,000. The change in cash for the years ended December 31, 2015, 2014 and 2013 is summarized as follows (in thousands):

	2015	2014	2013
Net cash provided by operating activities	$2,994	$2,556	$2,696
Net cash used in investing activities	(1,344)	(845)	(3,379)
Net cash provided by (used in) financing activities	817	(627)	258
Increase (Decrease) in cash and cash equivalents	$2,467	$1,084	$(425)

Cash flows from Operating Activities

In 2015, approximately $2,994,000 was provided by operating activities. We had net income of approximately $958,000. An increase in premiums received in advance as well as an improvement in remittance of uncollected accounts receivable resulted in a favorable increase of cash of approximately $829,000 in 2015. Due to claims activity and the timing of our payments, our claims payable liability increased approximately $256,000. Our deferred compensation liability increased by approximately $748,000 primarily due to current year vesting activity for restricted share unit awards and an increase in current book value in 2015. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operations of approximately $98,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2015.

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

Cash flows from Investing Activities

During 2015, we made purchases totaling approximately $4,955,000 of investment grade and non-investment grade corporate bonds, money markets and certificates of deposit in order to improve investment income. Also during 2015, we sold investment grade and non-investment grade corporate bonds, and certificates of deposit and maturities that together totaled approximately $3,738,000. In addition, in December 2015, we sold certain office equipment and computer equipment with a value of approximately $347,000 to a leasing company and entered into a capital lease agreement to lease back these same assets over a four year period. The remaining net cash used in investing activities during 2015 was primarily due to purchases in building improvements, internally developed software development cost and computer equipment.

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

Cash flows from Financing Activities

In 2015, we made scheduled principal payments of approximately $49,000 related to our office building mortgage and scheduled payments of approximately $249,000 related to our capital leases. During 2015, we repurchased Redeemable Common Shares with a value of approximately $223,000. We also paid dividends of approximately $346,000 to holders of our Redeemable Common Shares and approximately $135,000 to holders of our Redeemable Institutional Preferred Shares in 2015. In addition, we issued approximately $1,932,000 of new Redeemable Common Shares during 2015.

In 2014, we paid approximately $47,000 of our outstanding mortgage balance and repaid approximately $124,000 related to the capital lease that we executed in December 2013. During 2014, we sold approximately $330,000 of Class B and Class C Redeemable Common Shares. Also during 2014, we repurchased Redeemable Common Shares of $362,000 from provider shareholders. In addition, we paid dividends to our institutional preferred shareholders and our common shareholders totaling approximately $425,000 in 2014.

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

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2015 is as follows:

	Less than 1			More than
Contractual Obligations	year	1-2 years	3-5 years	5 years	Total
Long-term debt and interest (1)	$97,000	$195,000	$194,000	$992,000	$1,478,000
Capital lease and interest	335,000	471,000	112,000	—	918,000
Operating leases	151,000	123,000	17,000	—	291,000
Claims payable	3,253,346	—	—	—	3,253,346
Total	$3,836,346	$789,000	$323,000	$992,000	$5,940,346

(1)	Includes swap interest payments based on a fixed rate of 3.90%.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95%. The note requires us to make principal payments of $4,100 per month in 2015 and higher principal payments in subsequent years through 2022 in accordance with the agreed upon loan amortization schedule. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2015, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2015. The Company also entered into a capital lease agreement with a leasing company in 2014 and 2015 that obligates the Company to pay lease payments over a four year period for each capital lease. Under these capital lease agreements, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year. At December 31, 2015, the Company was in compliance with this minimum tangible net worth requirement.

As of December 31, 2015, we believe our most significant other commitments are:

Deferred Compensation – We expect to pay our deferred compensation liability of approximately $3,287,000 to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years. As of December 31, 2015, we do not expect to pay any of our deferred compensation liability to any directors or key employees in 2016.

Commissions – We expect commission payments to generally correspond to earned premium volume.

Redeemable Common Shares – Pursuant to the Company’s Code of Regulations, holders of Class A, Class B and Class C shares have the right to require the Company to repurchase such holder’s common shares on the terms contained in the Code of Regulations. At December 31, 2015, approximately $85,000 in redeemed common shares are to be paid in 2016.

Federal and State Premium Taxes – We expect federal and state premium payments to generally correspond to earned premium volume.

Off-balance sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $12.1 million at December 31, 2015. Our consolidated cash and short term investments increased by approximately $2.2 million from approximately $9.9 million as of December 31, 2014.

This increase in cash and short term investments from December 31, 2014 to December 31, 2015 is primarily due to the net cash provided by operating activities of approximately $2,994,000 and an increase of approximately $818,000 of financing activities, offset by cash used in investing activities of approximately $1,344,000. In addition, there was a shift of approximately $505,000 from short term investments to long term investments during this period.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2015, 2014 or 2013. As of December 31, 2015 and 2014, there was no amount outstanding on this line of credit.

We have an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2015, 2014 or 2013. As of December 31, 2015 and 2014, there was no amount outstanding on this line of credit.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our Class A, Class B and Class C shareholders who die and our Class A and Class B shareholders who become permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $223,000, $362,000, and $264,000, of Redeemable Common Shares in the years ended December 31, 2015, 2014, and 2013, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. There were no dividends declared or paid by Dental Care Plus during 2015, 2014 or 2013. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2015.

We maintained aggregate statutory capital and surplus of approximately $10.5 million as of December 31, 2015 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2016 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and future capital raising activities, if any.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted the states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2015 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2015, 2014, and 2013, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2015	2014	2013
Changes in:
Change in fair value of interest rate swap, net of tax	$(8,687)	$33,504	$(9,466)
Change in fair value of investments, net of tax	(164,497)	65,943	(109,695)
Reclassification adjustment for losses (gains) included in net income, net of tax	38,891	(19,596)

Total	$(134,293)	$79,851	$(119,161)

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

	December 31,		December 31,
	2015	%	2014	%

IBNR	$1,874,283	57.6%	$2,250,601	75.1%
Reported claims in process	1,328,203	40.8%	698,080	23.3%
Other healthcare services expenses payable	50,860	1.6%	48,932	1.6%
Total claims payable liability	$3,253,346	100%	$2,997,613	100%

Between December 31, 2014 and December 31, 2015, our claims payable liability estimate increased by approximately $256,000 or 9%, primarily due to higher fully-insured dental HMO/IND and fully-insured dental PPO membership at December 31, 2015 compared to December 31, 2014, along with a significant increase in fully-insured dental HMO/IND utilization in December 2015 compared to December 2014.

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

When developing our estimate for claims payable liability as of December 31, 2015, we considered actual paid claim data from January 2016. As a result, we are able to use the completion factors approach for all historical months in 2015, including December 2015. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2015 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		12/31/2015

(0.50)%		3,526,627
0%	(estimate used)	3,253,346
0.50%		3,058,145

(a)     Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2015.

Recognition of Premium Revenue

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $32,631,000 and $32,637,000 at December 31, 2015 and 2014, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in accounts receivable were approximately $30,955,000 and $31,554,000 at December 31, 2015 and 2014, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,676,000 and $1,083,000 at December 31, 2015 and 2014, respectively. Management has determined that as of December 31, 2015 and 2014, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

At December 31, 2015, our investment portfolio included approximately $249,000 of an institutional money market fund. Our portfolio also included approximately $7,822,000 of investment grade and non-investment grade corporate bonds and $1,087,000 of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $261,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $264,000 increase in fair value. At December 31, 2015, the investment grade and non-investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $7,855,000 and $1,090,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2015 and 2014.

At December 31, 2015, we had a mortgage note with a bank with an outstanding principal balance of $1,198,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, redeemable shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the DCP Holding Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 23, 2016

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,745,000 and $7,397,000 at December 31, 2015 and 2014, respectively	$8,708,799	$7,547,366
Short-term investments, available for sale at fair value, cost of $449,000 and $700,000 at December 31, 2015 and 2014, respectively	449,457	704,676
Total investments	9,158,256	8,252,042

CASH AND CASH EQUIVALENTS	11,657,287	9,189,994

ACCRUED INVESTMENT INCOME	75,257	69,462

ACCOUNTS RECEIVABLE, including uncollected premiums of $785,942 and $1,021,970, net of allowance of $14,715 and $13,488 at December 31, 2015 and 2014, respectively	31,741,166	32,576,154

DEFERRED ACQUISITION COSTS	2,012,604	2,050,328

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,168,946 and $2,968,846 at December 31, 2015 and 2014, respectively	2,700,909	2,676,914

OTHER ASSETS	2,998,073	2,423,916

TOTAL ASSETS	$60,343,552	$57,238,810

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,253,346	$2,997,613

UNEARNED PREMIUM REVENUE	32,631,117	32,636,768

OTHER PAYABLES AND ACCRUALS	5,565,495	5,444,808

MORTGAGE LOAN PAYABLE	1,198,400	1,247,600

CAPITAL LEASE OBLIGATIONS	869,456	771,478

DEFERRED COMPENSATION	3,287,065	2,766,449

TOTAL LIABILITIES	46,804,879	45,864,716

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2015 and 2014, respectively	420,515	414,173
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2015 and 2014, respectively	1,213,791	1,195,484
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2015 and 2014	1,116,442	1,099,604
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 516 and 531 shares at December 31, 2015 and 2014, respectively	522,045	529,158
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,142 and 7,843 shares at December 31, 2015 and 2014, respectively	8,237,390	7,815,789
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 2,005 and 321 shares at December 31, 2015 and 2014, respectively	2,028,490	319,886
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	13,538,673	11,374,094

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$60,343,552	$57,238,810

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

REVENUES
Premium revenue	$98,261,441	$91,936,578	$86,362,613
Investment income	251,756	221,622	164,057
Realized (losses) gains on investments, net	(58,926)	29,691
Other income	62,304	62,304	61,477
Total revenues	98,516,575	92,250,195	86,588,147

EXPENSES
Healthcare services expense	76,683,963	71,695,797	67,762,332
Insurance expense:
Salaries and benefits expense	7,766,987	7,249,590	6,534,300
Commission expenses and other acquisition costs	5,420,357	5,123,790	4,074,714
Other insurance expense	6,888,760	5,952,103	6,180,356
Total insurance expense	20,076,104	18,325,483	16,789,370
Total expenses	96,760,067	90,021,280	84,551,702

INCOME BEFORE INCOME TAX	1,756,508	2,228,915	2,036,445

PROVISION (BENEFIT) FOR INCOME TAX:
Current	1,101,048	1,039,777	825,242
Deferred	(302,625)	(152,035)	(70,403)

INCOME TAX EXPENSE	798,423	887,742	754,839

NET INCOME	$958,085	$1,341,173	$1,281,606

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Change in the fair value of interest rate swap, net of income tax of ($4,475), $17,260, and ($4,877), respectively	(8,687)	33,504	(9,466)
Change in the fair value of investments, net of income tax of ($84,741), $33,974, and ($56,513), respectively	(164,497)	65,943	(109,695)
Reclassification adjustment for gains (losses) included in net income, net of income tax of $20,035 and ($10,095), respectively	38,891	(19,596)
Total other comprehensive (loss) income	(134,293)	79,851	(119,161)

TOTAL COMPREHENSIVE INCOME	$823,792	$1,421,024	$1,162,445

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

	Redeemable Common Shares						Redeemable Preferred Shares						Shareholders' Equity
							Institutional Preferred		Institutional Preferred		Institutional Preferred			Accumulated
	Class A		Class B		Class C		2010-Series		2012-Series		2013-Series			Other
	Number of		Number of		Number of		Number of		Number of		Number of		Retained	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2012	565	$460,630	7,770	$6,334,675			300	$373,743	1,000	$1,078,785

Net Income													$1,281,606		$1,281,606
Other comprehensive loss, net														$(119,161)	(119,161)
Dividends declared and paid													(392,196)		(392,196)
Redeemable Shares issued			376	322,481							1,000	$1,000,000
Class A Common Shares exchanged for Class B Common Shares	(7)	(5,672)	7	5,672
Redeemable Shares repurchased	(12)	(9,998)	(264)	(224,228)
Accretion of shares to redemption value		43,322		616,453				18,071		52,161		40,242	(889,410)	119,161	(770,249)

Balance at December 31, 2013	546	488,282	7,889	7,055,053			300	391,814	1,000	1,130,946	1,000	1,040,242

Net Income													1,341,173		1,341,173
Other comprehensive income, net														79,851	79,851
Dividends declared and paid													(425,327)		(425,327)
Redeemable Shares issued			290	290,468	321	$305,212
Redeemable Shares repurchased	(15)	(13,834)	(336)	(309,786)
Accretion of shares to redemption value		54,710		780,054		14,674		22,359		64,538		59,362	(915,846)	(79,851)	(995,697)

Balance at December 31, 2014	531	529,158	7,843	7,815,789	321	319,886	300	414,173	1,000	1,195,484	1,000	1,099,604

Net Income													958,085		958,085
Other comprehensive loss, net														(134,293)	(134,293)
Dividends declared and paid													(481,089)		(481,089)
Redeemable Shares issued			510	501,329	1,684	1,545,816
Redeemable Shares repurchased	(15)	(14,971)	(211)	(210,298)
Accretion of shares to redemption value		7,858		130,570		162,788		6,342		18,307		16,838	(476,996)	134,293	(342,703)

Balance at December 31, 2015	516	$522,045	8,142	$8,237,390	2,005	$2,028,490	300	$420,515	1,000	$1,213,791	1,000	$1,116,442

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$958,085	$1,341,173	$1,281,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	484,438	335,230	360,024
Loss on disposal of property			56,495
Realized losses (gains) on investments, net	58,926	(29,691)
Deferred income benefit	(302,625)	(152,035)	(70,403)
Deferred compensation	747,825	959,380	675,195
Effects of changes in operating assets and liabilities:
Accrued investment income	(5,795)	(16,175)	(20,369)
Accounts receivable	834,988	1,953,867	(15,448,515)
Deferred acquisition costs	37,724	140,134	(1,006,049)
Other assets	(167,554)	(104,083)	(195,397)
Claims payable	255,733	777,888	83,715
Unearned premium revenue	(5,651)	(2,758,569)	15,603,161
Other payables and accruals	97,946	109,840	1,376,415

Net cash provided by operating activities	2,994,040	2,556,959	2,695,878

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,955,458)	(2,629,082)	(4,174,475)
Sales of investments	3,038,165	1,602,603	737,504
Maturities of investments	700,000	200,000	352,000
Acquisition of property and equipment	(471,904)	(530,245)	(600,844)
Proceeds from the sale of property and equipment	346,823	516,394	311,955
Investment, other	(2,000)	(5,000)	(5,000)

Net cash used in investing activities	(1,344,374)	(845,330)	(3,378,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(49,200)	(46,800)	(45,600)
Repayment of capital lease	(248,845)	(124,181)	(137,049)
Repurchase of redeemable shares	(223,176)	(361,721)	(264,031)
Redeemable shares issued	1,932,356	330,535	1,096,959
Issuance cost of redeemable shares	(112,419)
Dividends paid	(481,089)	(425,327)	(392,196)

Net cash provided by (used in) financing activities	817,627	(627,494)	258,083

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,467,293	1,084,135	(424,899)

CASH AND CASH EQUIVALENTS—Beginning of year	9,189,994	8,105,859	8,530,758

CASH AND CASH EQUIVALENTS—End of year	$11,657,287	$9,189,994	$8,105,859

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$68,000	$59,000	$56,000
Cash paid for income taxes	963,000	1,270,000	540,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$84,618	$82,518	$130,219
Capital lease obligation	346,823	516,394	405,128
Redeemable common shares issued in lieu of cash payment of deferred compensation	227,209	255,714	225,522
Deferred restricted shares units issued in lieu of cash dividend	64,564	40,712	52,042
Class A redeemable common shares exchanged for Class B redeemable common shares			5,672
Purchased property and equipment (included in other payables and accruals)	8,823	1,344	13,169

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015 AND 2014 AND FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

1.	GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members, non-dentist individuals and employees who hold voting Redeemable Common Shares and by institutional investors that hold non-voting Redeemable Preferred Shares. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity benefit plans and vision benefit plans. As of December 31, 2015, we had approximately 326,000 members in our dental benefits plans and approximately 36,200 members in our vision benefit plans and approximately 2,800 dentists participating in our dental HMO network, approximately 3,000 dentists participating in our DentaSelect dental PPO network and approximately 2,100 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,500 additional dentists in Ohio and Indiana and approximately 44,200 additional dentists throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio and Indiana exchanges. With these network access arrangements, Dental Care Plus exchange members have access to approximately 1,600 and 1,000 dentists in Ohio and Indiana, respectively.

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

State Guarantee Fund Deposits— The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $326,000 and $279,000 at December 31, 2015 and 2014, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

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

Deferred Acquisition Costs— Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $4,358,000, $3,989,000, and $4,867,000, and amortized approximately $4,396,000, $4,129,000, and $3,862,000 of these capitalized costs for the years ended December 31, 2015, 2014, and 2013, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income.

Redeemable Institutional Preferred Shares— In 2010, the Company entered into a Preferred Stock Purchase Agreement (the “2010 Stock Purchase Agreement”) with an investor. Pursuant to the 2010 Stock Purchase Agreement, the investor agreed to purchase 300 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, with an aggregate purchase price of $300,000. The annual dividend payable on each share is 5% of the book value at the beginning of the dividend period.

In 2012, the Company entered into a Preferred Shares Purchase Agreement (the “2012 Stock Purchase Agreement”) with an investor. Pursuant to the 2012 Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each share is 5% of the book value at the beginning of the dividend period.

In 2013, the Company entered into a Preferred Shares Purchase Agreement (the “2013 Stock Purchase Agreement”) with an investor. Pursuant to the 2013 Stock Purchase Agreement, the investor agreed to purchase 1,000 shares of Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share, for an aggregate purchase price of $1,000,000. The annual dividend payable on each share is 5% of the book value at the beginning of the dividend period.

In the event of any liquidation, dissolution or winding up of the Company, any merger or consolidation resulting in a change of control of the Company, or any sale, lease, transfer or other disposition of substantially all of the assets of Company, holders of the Institutional Preferred Shares purchased pursuant to the 2012 and 2013 Stock Purchase Agreements will have the right to receive a cash payment in an amount equivalent to the consideration the investor would have otherwise received if the investor had the ability to convert each Preferred Share to 1.2 Class B Common Shares.

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

Redeemable Common Shares— The Company’s Class A, Class B, and Class C Redeemable Common Shares are owned by participating providers, Company directors, employees and accredited non-dentist individuals. All participating providers, Company directors and Company employees are eligible to own the Class A and Class B voting redeemable common shares. Accredited non-dentist individuals are eligible to own the Class C voting redeemable common shares. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The Company’s Class A, Class B and Class C common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares under certain circumstances. The Company records Class A, Class B and Class C common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records total comprehensive income as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period.  Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $32,631,000 and $32,637,000 at December 31, 2015 and 2014, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $30,955,000 and $31,554,000 at December 31, 2015 and 2014, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,676,000 and $1,083,000 at December 31, 2015 and 2014, respectively. Management has determined that as of December 31, 2015 and 2014, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Other Income and Realized (Losses) Gains On Investments, Net — Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 15). Realized (losses) gains on investments is primarily made up of realized investment gains, losses and other than temporary impairments of investment grade and non-investment grade corporate bonds.

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. The Company incurred claim costs related to dental care providers amounting to approximately $76,684,000, $71,696,000, and $67,762,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Reinsurance— In the normal course of business, the Company assumes premium revenue and related healthcare services expense from a third party insurance provider. There were no dental insurance premium assumed for the year ended December 31, 2015 and 2014. Dental insurance premium assumed was approximately $38,000 for the year ended December 31, 2013. There were no healthcare services expense assumed for the year ended December 31, 2015 and 2014. The healthcare services expense assumed was approximately $28,000 for the year ended December 31, 2013. As of December 31, 2015 or 2014, the Company had no reinsurance premium receivable or claims payable.

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

Federal Income Tax— Deferred federal income tax is provided for in the accompanying consolidated financial statements for the tax effects of temporary differences between the carrying values and tax bases of assets and liabilities. Differences result primarily from items such as accrued commissions, deferred compensation, unearned premiums, property and equipment, deferred acquisition costs and unrealized appreciation (depreciation) on investments.

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

During 2015, 2014, and 2013, four fully-insured customers accounted for approximately 10%, 9%, and 10%, respectively, of the Company’s total revenue. Additionally, two self-insured customers accounted for approximately 11% of the Company’s total revenue during each of the years 2015, 2014, and 2013, respectively.

The Company had one customer that had a balance of approximately 28% and 23% of the uncollected premium receivable balance at December 31, 2015 and 2014, respectively.

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

New Accounting Guidance—In May 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, this guidance also requires entities to disclose a roll forward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of this new guidance is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within the annual period beginning after December 15, 2016. The ASU has not yet been adopted by the Company. This ASU is not expected to have an impact on our company’s consolidated financial position, cash flows or results of operation, but the ASU will require additional disclosures to our annual and interim financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

2.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2015 and 2014. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $66,000 net of approximately $174,000 of accumulated amortization at December 31, 2015 and to approximately $81,000 net of approximately $159,000 of accumulated amortization at December 31, 2014. Amortization expense was approximately $15,000 for each of the three years ended December 31, 2015, 2014 and 2013. The provider network intangible asset of approximately $52,000 at December 31, 2015 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $14,000 at December 31, 2015 are being amortized over an 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 8 years. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2015 and 2014.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,090,000 and $1,050,000 as of December 31, 2015 and 2014, respectively. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $249,000 as of December 31, 2015. The Company invested in corporate bonds with an amortized cost of approximately $7,855,000 and $7,047,000 as of December 31, 2015 and 2014, respectively. The investment and non-investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at December 31, 2015, which consist primarily of investment grade securities. At December 31, 2015, total bond fair value was approximately $7,822,000, which consists of approximately $7,145,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $677,000 had a credit rating of between BB+ and CCC+. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.57% at December 31, 2015. The weighted average maturity of the Company’s corporate bonds was 5.02 years at December 31, 2015.

At December 31, 2015 and, 2014, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2015	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$200,000	$200,324	2.2%
Years 1-5	6,089,269	6,047,291	67.9%
Years 5-10	2,528,939	2,535,648	28.5%
Due after ten years	126,547	125,860	1.4%

Total	$8,944,755	$8,909,123	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2014	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$700,000	$704,676	8.5%
Years 1-5	4,500,122	4,523,531	54.8%
Years 5-10	2,847,237	2,974,709	36.0%
Due after ten years	50,000	49,124	0.6%

Total	$8,097,359	$8,252,040	100.0%

Investments classified at December 31, 2015 and 2014, as fixed maturities and short-term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value

Money market fund	$249,133			$249,133

Certificates of deposit, short term	200,000	324		200,324

Certificates of deposit, fixed maturities	890,000	302	$(3,552)	886,750

Corporate bonds, fixed maturities	7,854,755	83,037	(115,743)	7,822,049

Total investments	$9,193,888	$83,663	$(119,295)	$9,158,256

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2014	Cost	Gain	Loss	Value

Certificates of deposit, short term	$700,000	$4,676		$704,676

Certificates of deposit, fixed maturities	350,000	926		350,926

Corporate bonds, fixed maturities	7,047,358	184,630	$(35,548)	7,196,440

Total investments	$8,097,358	$190,232	$(35,548)	$8,252,042

     Unrealized losses at December 31, 2015 and 2014 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. During 2015, the Company had six other-than-temporarily impaired securities which were recorded as a realized loss of approximately $111,000. The Company had no other-than-temporary impairment charges for the years ended December 2014 and 2013. The Company had no investments in a material unrealized loss position for greater than one year as of December 31, 2015 and 2014.

The following table provides realized investments gains and losses for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013

Gross realized gains	$80,199	$31,784	$

Gross realized losses	(28,073)	(2,093)

Other than temporary impairments	(111,052)

Total realized (losses) gains on investments, net	$(58,926)	$29,691	$

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	2015			2014
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$155,814	$52,980	$102,834	$85,588	$29,101	$56,487
Other comprehensive (loss) income before reclassification	(249,238)	(84,741)	(164,497)	99,917	33,974	65,943
Reclassification adjustment for realized investment losses (gains), net included in realized gains on investments, net	58,926	20,035	38,891	(29,691)	(10,095)	(19,596)
Effect on other comprehensive (loss) income	(190,312)	(64,706)	(125,606)	70,226	23,879	46,347
Accumulated unrealized (losses) gains, net, on investments available for sale, end of period	$(34,498)	$(11,726)	$(22,772)	$155,814	$52,980	$102,834

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(4,854)	$(1,651)	$(3,203)	$(55,618)	$(18,911)	$(36,707)
Other comprehensive (loss) income before reclassification	(13,162)	(4,475)	(8,687)	50,764	17,260	33,504
Effect on other comprehensive (loss) income	(13,162)	(4,475)	(8,687)	50,764	17,260	33,504
Accumulated unrealized (losses) gains, net, on interest rate swap, end of period	$(18,016)	$(6,126)	$(11,890)	$(4,854)	$(1,651)	$(3,203)

Accumulated other comprehensive income, beginning of period	$150,960	$51,329	$99,631	$29,970	$10,190	$19,780
Change in unrealized (losses) gains, net, on investments available for sale	(190,312)	(64,706)	(125,606)	70,226	23,879	46,347
Change in unrealized (losses) gains, net, on interest rate swap	(13,162)	(4,475)	(8,687)	50,764	17,260	33,504
Effect on other comprehensive (loss) income	(203,474)	(69,181)	(134,293)	120,990	41,139	79,851
Accumulated other comprehensive (loss) income, end of period	$(52,514)	$(17,852)	$(34,662)	$150,960	$51,329	$99,631

	2013
	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$251,796	$85,614	$166,182
Other comprehensive (loss) before reclassification	(166,208)	(56,513)	(109,695)
Effect on other comprehensive (loss) income	(166,208)	(56,513)	(109,695)
Accumulated unrealized gains, net, on investments available for sale, end of period	$85,588	$29,101	$56,487

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(41,275)	$(14,034)	$(27,241)
Other comprehensive (loss) before reclassification	(14,343)	(4,877)	(9,466)
Reclassification adjustment for realized interest swap loss, net included in realized gains on investments, net
Effect on other comprehensive income (loss)	(14,343)	(4,877)	(9,466)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(55,618)	$(18,911)	$(36,707)

Accumulated other comprehensive income, beginning of period	$210,521	$71,580	$138,941
Change in unrealized (losses), net, on investments available for sale	(166,208)	(56,513)	(109,695)
Change in unrealized (losses), net, on interest rate swap	(14,343)	(4,877)	(9,466)
Effect on other comprehensive (loss) income	(180,551)	(61,390)	(119,161)
Accumulated other comprehensive income, end of period	$29,970	$10,190	$19,780

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2015	2014	2013

Balance—January 1	$2,997,613	$2,219,725	$2,136,010

Net incurred claims related to:
Current year	51,683,686	48,580,639	45,865,228
Prior years	45,917	75,288	(146,287)

Net incurred claims	51,729,603	48,655,927	45,718,941

Net paid claims related to:
Current year	48,438,729	45,587,042	43,648,282
Prior years	3,035,141	2,290,997	1,986,944

Net paid claims	51,473,870	47,878,039	45,635,226

Balance—December 31	$3,253,346	$2,997,613	$2,219,725

6.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013

Current tax expense:
Federal	$1,075,126	$1,020,061	$811,632
State and local	25,922	19,716	13,610

Total current tax expense	1,101,048	1,039,777	825,242

Deferred tax benefit
Federal	(295,047)	(144,499)	(64,374)
State and local	(7,578)	(7,536)	(6,029)

Total deferred tax benefit	(302,625)	(152,035)	(70,403)

Total provision for income taxes	$798,423	$887,742	$754,839

Deferred tax assets and liabilities are comprised of the following:

	2015	2014
Deferred tax assets:
Unearned premiums	$113,961	$73,616
Net operating loss	29,317	33,404
Recapitalization intangible	48,234	48,234
Accrued vacation	106,361	66,998
Accrued commissions	227,635	218,922
Deferred compensation	1,117,602	940,593
Accrued professional fees	49,301	46,342
Unrealized loss on investments	65,904
Other, net	71,345	52,042

Gross deferred tax assets	1,829,660	1,480,151

Valuation Allowance	(48,234)	(48,234)

Gross deferred tax assets, net of valuation allowance	1,781,426	1,431,917

Deferred tax liabilities:
Unrealized gain on investments		51,326
Deferred policy acquisition costs	101,213	101,684
Prepaid insurance	90,286	70,772
Property and equipment	137,350	122,119
Identifiable intangible assets	22,353	27,571

Gross deferred tax liabilities	351,202	373,472

Net deferred tax asset	$1,430,224	$1,058,445

Management believes it is more likely than not that deferred tax assets, net of valuation allowance will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $86,226, $98,247, and $110,265 of net operating loss carry forwards to utilize in future years at December 31, 2015, 2014, and 2013, respectively. These losses will expire between 2018 and 2024. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2015 and 2014.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

				2015	2014	2013
				Effective Tax	Effective Tax	Effective Tax
	2015	2014	2013	Rate	Rate	Rate

Provision computed at statutory rate	$597,213	$757,831	$692,391	34.0%	34.0%	34.0%
State and local taxes	9,309	4,575	2,954	0.5	0.2	0.1
Nondeductible meals, entertainment and legal expense	23,156	11,603	9,453	1.3	0.5	0.5
Nondeductible federal premium tax	168,745	113,733		9.7	5.1
Valuation Allowance			48,243			2.4
Other—net			1,798			0.1

Provision for income taxes	$798,423	$887,742	$754,839	45.5%	39.8%	37.1%

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

For the years ended December 31, 2015, 2014, and 2013, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2011 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2010 remain open to other state and local tax authorities.

8.	PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2015	2014

Land	$364,000	$364,000
Building and building improvements	2,504,775	2,494,601
Furniture and equipment	3,001,080	2,787,159
Total property and equipment	5,869,855	5,645,760

Less accumulated depreciation and amortization	$(3,168,946)	$(2,968,846)

Total property and equipment - net	$2,700,909	$2,676,914

The Company had depreciation expense of approximately $449,000 $318,000, and $347,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

9.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $141,000, $130,000, and $67,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2015, 2014 and 2013, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 31, 2015 and 2014.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares. Subsequent to 2010, a director will receive Class B Redeemable Common Shares upon vesting. A key employee may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. There were approximately 157 and 145 of these non-vested awards outstanding at December 31, 2015 and 2014, respectively. The number of awards expected to vest approximates the total non-vested awards outstanding.

The Company has a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of share awards which will vest if established Company performance criteria are achieved over a three year period. There were no outstanding non-vested awards outstanding at December 31, 2015. There were approximately 337 non-vested awards outstanding at December 31, 2014.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $597,000, $872,000, and $616,000, with a tax benefit of approximately $203,000, $296,000, and $209,000, related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, there is approximately $164,000 of total unrecognized compensation cost related to non-vested awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.86 years.

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

In February 2015 and 2014, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $39.86 and $35.77 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $65,000 and $41,000 in February 2015 and February 2014, respectively. At December 31, 2015 and 2014, the deferred compensation liability was approximately $3,287,000 and $2,766,000, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In 2015, the non-employee members of the Board were granted a total of 228 share based awards. In 2015, key employees were granted 88 share based awards. In 2015, individuals who elected to defer a portion of their cash compensation purchased approximately 52 phantom shares. As of December 31, 2015, the Company has granted a total of 4,123 share awards, net of share based dividends, forfeitures and rescinded share awards of which 2,672 are outstanding.

The following is a summary of activity of non-vested awards for the years ended December 31, 2015 and 2014:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31,2015

Non-vested awards at January 1, 2015			481.9
Granted	228.0	$997	88.0
Vested	(228.0)	997	(412.5)
Non-vested awards at December 31, 2015			157.4	$1,040

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31,2014

Non-vested awards at January 1, 2014			644.6
Granted	252.0	$894	295.0
Vested	(252.0)	894	(433.1)
Forfeited			(24.6)
Non-vested awards at December 31, 2014			481.9	$1,018

The following is a summary of activity of vested awards for the years ended December 31, 2015 and 2014:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31,2015

Vested awards at January 1, 2015	839.2	$1,018	778.8
Share based dividend	33.4	1,003	31.0
Vested during the year	228.0	1,040	412.5
Converted to Redeemable Common Shares	(228.0)	1,040
Vested awards at December 31, 2015	872.6	1,040	1,222.3	$1,040

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31,2014

Vested awards at January 1, 2014	806.7	$886	408.5
Share based dividend	32.5	887	13.4
Vested during the year	252.0	1,015	433.1
Redeemed vested awards			(76.2)
Converted to Redeemable Common Shares	(252.0)	1,015
Vested awards at December 31, 2014	839.2	1,018	778.8	$1,018

10.	REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Participating providers along with Company directors and employees have the option to purchase one or more voting Class B Redeemable Common Shares of the Company, when offered. Non-dentist individuals are eligible to purchase Class C voting Redeemable Common Shares, when offered. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The book value of a common share was approximately $1,012 and $997 at December 31, 2015 and 2014, respectively. In 2015, 2014, and 2013, the Board declared a per share cash dividend for all Class A, Class B and Class C Redeemable Common Shares in the amounts of $39.86, $35.77, and $32.60, respectively.

The Company has 100,000 authorized Class D Redeemable Common Shares, without par value. The Class D Redeemable Common Shares are non-voting redeemable common shares that Preferred Shares may be converted to under certain circumstances. As of December 31, 2015 and 2014, none of these Class D Redeemable Common Shares were issued or are outstanding.

The Company is authorized to issue 100,000 preferred shares, without par. In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share. In 2012 and 2013, the Company entered into additional Stock Purchase Agreements with an investor for the sale of 1,000 Redeemable Institutional Preferred Shares each year at a purchase price of $1,000 per share. The annual dividend payable on each Redeemable Institutional Preferred Share is 5% of the book value at the beginning of the dividend period. As of December 31, 2015, 2014, and 2013, dividends declared and paid were approximately $135,000, $128,000, and $123,000, respectively.

Redeemable Provider Preferred Shares-2009 Series are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares. As of December 31, 2015 and 2014, none of these Provider Preferred Shares were issued or are outstanding.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. There were no dividends declared or paid by any subsidiaries in 2015, 2014 or 2013. During 2016, the total dividend that the Dental Care Plus subsidiary may declare without prior regulatory approval is approximately $1,044,000.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income for Dental Care Plus was approximately $710,000, $1,156,000, and $1,191,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Statutory-basis equity was approximately $10,454,000, and $9,689,000 at December 31, 2015 and 2014, respectively.

11.	DEBT

The Company has a mortgage note with a bank, secured by the land and the office building with interest payable based on the 30-day LIBOR rate plus 1.95%. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,198,400 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending
December 31

2016	$50,400
2017	52,800
2018	55,200
2019	57,600
2020 and thereafter	982,400
Total mortgage payable	$1,198,400

In 2015, the Company entered into a sale-leaseback transaction with a leasing company for the sale of certain fixed assets for approximately $347,000. There was no gain or loss on the sale. The Company did not retain the benefits and risk to the property sold and the risk of ownership was transferred to the leasing company. The Company also entered into a capital lease agreement with the leasing company that obligates the Company to pay lease payments totaling approximately $373,000 related to these assets over a four year period. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year.

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

At December 31, 2015, future required payments under all outstanding capital leases are as follows:

2016	$335,025
2017	240,212
2018	231,138
2019	104,704
2020 and thereafter	7,767

Total	918,846

Less imputed interest	(49,390)

Present value of minimum lease payments	$869,456

12.	DERIVATIVE

The Company entered into an interest rate swap agreement (“Agreement”) (cash flow hedge) used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage and was approximately $1,198,000 and $1,248,000 at December 31, 2015 and 2014, respectively. The Company believes that the risk of nonperformance by the counter party to this Agreement is not material to the financial statements. At December 31, 2015 and 2014, the fair value of this Agreement was a liability of approximately $18,000 and $5,000, respectively. This amount is included in other payables and accruals in the accompanying consolidated balance sheets. The agreement will terminate upon maturity of the mortgage loan payable (Note 11).

The amounts included in other comprehensive (loss) income related to the interest rate swap was $(8,687), $33,504, and $(9,466), net of income tax (benefit) expense of $(4,475), $17,260, and $(4,877), during 2015, 2014 and 2013, respectively.

13.	LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2015. As of December 31, 2015 and 2014, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2016. The Company expects to renew this line of credit at its maturity.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2015. At December 31, 2015 and 2014, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2016. The Company expects to renew this line of credit at its maturity.

14.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $168,000, $154,000, and $136,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

2016	$151,000
2017	70,000
2018	53,000
2019	17,000
Total	$291,000

Litigation—In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. In the opinion of the Company’s management, we are not aware of any matters which are more than remote in possibility, and the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not have a material adverse effect on the financial condition or results of operations of the Company.

15.	LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $62,000 for the years ended December 31, 2015, 2014 and 2013. Such amounts are recorded as other income in the accompanying consolidated statements of comprehensive income. As of December 31, 2015, the Company has approximately $62,000 of future minimum annual lease income under non-cancelable leases in 2016.

16.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $83,000, $60,000 and $60,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $21,577,000, $20,240,000, and $18,601,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2015			December 31, 2014
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$49,458	$37,346	$12,112	$47,948	$35,995	$11,953
Fully-insured dental PPO	19,198	14,384	4,814	16,459	12,661	3,798
Self-insured dental	28,922	24,954	3,968	26,905	23,040	3,865
Corporate, all other	683		683	624		624
Total	$98,261	$76,684	21,577	$91,936	$71,696	20,240

Investment income			252			222
Realized gains (loss) on investments, net			(59)			30
Other income			62			62
Insurance expense			20,076			18,325

Income before income tax			$1,756			$2,229

Total assets-corporate			$60,344			$57,239

	Fiscal Year Ended
	December 31, 2013
	Revenues-	Healthcare
	External	Services
	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$46,656	$35,024	$11,632
Fully-insured dental PPO	13,494	10,695	2,799
Self-insured dental	25,641	22,043	3,598
Corporate, all other	572		572
Total	$86,363	$67,762	18,601

Investment income			164
Realized gains on investments, net
Other income			61
Insurance expense			16,790

Income before income tax			$2,036

Inter-segment revenues were not significant for 2015, 2014, or 2013.

18.	RELATED PARTIES

All of the Company’s Class A and Class B shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $38,248,000, $36,902,000, and $37,566,000, in 2015, 2014, and 2013, respectively. The Company had claims payable liability to related party providers of approximately $1,631,000 and $1,547,000 at December 31, 2015 and 2014, respectively.

Seven of our Board members are also participating providers and as a group received approximately $191,000, $191,000, and $154,000 in directors’ fees for the years ended December 31, 2015, 2014, and 2013, respectively.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015				December 31, 2014
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$887	$887			$351	$351
Investment grade corporate bonds			7,144	7,144			6,780	6,780
Non-investment grade corporate bonds			678	678			416	416
Short-term investments
Money market funds		$249		249
Federally-Insured certificates of deposit			200	200			705	705
Deferred compensation investments (a)
Equity mutual fund investments		645		645		$530		530
State guarantee fund deposits (b)
Government securities		251		251		229		229
Federally-Insured certificates of deposit			75	75		-	50	50
Total		$1,145	$8,984	$10,129		$759	$8,302	$9,061

Liabilities
Interest rate swap (c)			$18	$18			$5	$5
Total	$		$18	$18	$		$5	$5

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

At December 31, 2015 and 2014, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during December 2015 and 2014. As of December 31, 2015 and 2014, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

20.	QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2015 and 2014 is as follows (amounts in thousands):

	2015
	March 31	June 30	September 30	December 31	Total
Premium revenue	$24,201	$24,263	$25,261	$24,536	$98,261
Gross profit	4,881	5,120	5,597	5,979	21,577
Income before income taxes	333	150	632	641	1,756

	2014
	March 31	June 30	September 30	December 31	Total
Premium revenue	$22,636	$22,851	$23,578	$22,871	$91,936
Gross profit	4,559	4,883	4,937	5,861	20,240
Income before income taxes	195	363	882	789	2,229

21.	SUBSEQUENT EVENTS

In accordance with the provisions of the Affordable Care Act of 2010, the federal government imposed an annual assessment on all U.S. health insurers of approximately $13.9 billion in 2016. This annual assessment will increase each year and is expected to be $16.0 billion in 2019. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. The first $25 million of a health insurer’s net premium written is exempt from the federal premium tax assessment. The net premium written by a health insurer from $25 million to $50 million is subject to 50% of the federal premium tax rate. Accordingly, in January 2016, the Company established a liability for the federal premium tax of approximately $580,000 that is payable to the United States Treasury in September 2016, along with an offsetting asset that will be amortized during 2016.

On February 10, 2016, the Company’s Board of Directors declared a $40.47 per share dividend for all holders of Class A, Class B and Class C redeemable common shares of record on February 10, 2016, payable on March 25, 2016. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2015, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2016 in the sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.     EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2016.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2016.

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In 2015, the non-employee members of the Board were granted a total of 228 RSUs. In 2015, Named Executive Officers and other key employees were granted 88 restricted share units.

In 2015, Company directors and certain key employees can elect to defer portions of their director fees and employee compensations. These individuals can request to invest in phantom shares of the Company and in 2015 they purchased 52 phantom shares.

As of December 31, 2015, the Company granted a total of 4,093 RSUs, net of share based dividends, forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	10,877
TOTAL	—	—	10,877

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2016.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” contained in the Company’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held on April 27, 2016.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries

Schedule I - Summary of Investments -

Other than Investments in Related Parties

At December 31, 2015

(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed Maturities:
Bonds:
All other corporate bonds	$7,855	$7,822	$7,822
Certificates of deposit	1,090	1,087	1,087
Total Fixed Maturities	$8,945	$8,909	$8,909
Other short-term investments:
Money Market Fund	$249	$249	$249
Total Investments	$9,194	$9,158	$9,158

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheets
As of December 31, 2015 and 2014

	2015	2014
ASSETS

INVESTMENTS:
Fixed maturities	$1,374,412	$926,182
Short-term investments	41,747

Total investments	1,416,159	926,182

CASH AND CASH EQUIVALENTS	3,036,037	1,831,520

ACCRUED INVESTMENT INCOME	15,927	11,165

INTERCOMPANY RECEIVABLES	272,089	572,005

INTERCOMPANY NOTE RECEIVABLE	230,000	230,000

PROPERTY	1,754,962	1,854,933

INVESTMENT IN SUBSIDIARIES	11,054,315	10,269,275

DEFERRED INCOME TAX	1,313,396	1,045,723

OTHER ASSETS	976,139	789,431

TOTAL ASSETS	$20,069,024	$17,530,234

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY

OTHER PAYABLES AND ACCRUALS	$2,044,886	$2,142,091

MORTGAGE LOAN PAYABLE	1,198,400	1,247,600

DEFERRED COMPENSATION	3,287,065	2,766,449

TOTAL LIABILITIES	6,530,351	6,156,140

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at December 31, 2015 and 2014, respectively	420,515	414,173
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2015 and 2014, respectively	1,213,791	1,195,484
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at December 31, 2015 and 2014	1,116,442	1,099,604
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 516 and 531 shares at December 31, 2015 and 2014, respectively	522,045	529,158
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,142 and 7,843 shares at December 31, 2015 and 2014, respectively	8,237,390	7,815,789
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 2,005 and 321 shares at December 31, 2015 and 2014, respectively	2,028,490	319,886
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	13,538,673	11,374,094

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY	$20,069,024	$17,530,234

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 34 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Comprehensive Income
For the Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

REVENUES
Management fees from subsidiaries	$12,156,360	$11,486,781	$11,029,944
Investment income	58,814	33,528	16,536
Realized losses on investments, net	(85,104)
Administrative fees	881,507	798,900	713,915
Total revenues	13,011,577	12,319,209	11,760,395

EXPENSES
Insurance expense:
Salaries and benefit expense	7,886,437	7,356,679	6,626,586
Other insurance expense	4,962,068	4,470,223	5,043,160
Total expenses	12,848,505	11,826,902	11,669,746

INCOME BEFORE INCOME TAX	163,072	492,307	90,649

PROVISION (BENEFIT) FOR INCOME TAX:
Current	323,078	428,152	226,519
Deferred	(244,242)	(246,426)	(134,903)

Total	78,836	181,726	91,616

Income (Loss) before undistributed income of subsidiaries	84,236	310,581	(967)

Undistributed income of subsidiaries	873,849	1,030,592	1,282,573

NET INCOME	$958,085	$1,341,173	$1,281,606

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of investments	(71,531)	74,832	(104,983)
Reclassification adjustment for gains included in undistributed income	(17,278)	(19,596)
Total other comprehensive income held by subsidaries	(88,809)	55,236	(104,983)

Change in the fair value of interest rate swap	(8,687)	(8,889)	(4,712)
Change in the fair value of investments	(92,966)	33,504	(9,466)
Reclassification adjustment for losses	56,169

TOTAL COMPREHENSIVE INCOME	$823,792	$1,421,024	$1,162,445

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 34 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
For the Years ended December 31, 2015, 2014 and 2013

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$958,085	$1,341,173	$1,281,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,521	116,194	110,567
Loss on disposal of property			56,495
Realized losses on investments	85,104
Undistributed income of subsidiaries, net	(873,849)	(1,030,592)	(1,282,573)
Deferred income taxes benefit	(244,242)	(246,426)	(134,903)
Deferred compensation	747,825	959,380	675,195
Effects of changes in operating assets and liabilities:
Accrued investment income	(4,762)	(6,816)	(4,349)
Intercompany accounts receivables	299,916	(198,176)	34,003
Other assets	(183,671)	(89,141)	(151,936)
Other payables and accruals	(112,467)	56,994	339,117

Net cash provided by operating activities	779,460	902,590	923,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,188,956)	(822,222)	(885,902)
Sale and maturities of investments	559,715	794,972
Acquisition of property and equipment	(10,174)	(61,250)	(187,427)
Investment, other	(2,000)	(5,000)	(5,000)

Net cash used in investing activities	(641,415)	(93,500)	(1,078,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(49,200)	(46,800)	(45,600)
Subsidiary dividends		150,000
Repurchase of redeemable shares	(223,176)	(361,721)	(264,031)
Redeemable shares issued	1,932,356	330,535	1,096,959
Issuance cost of redeemable shares	(112,419)
Dividends paid	(481,089)	(425,327)	(392,196)

Net cash (used in) provided by financing activities	1,066,472	(353,313)	395,132

INCREASE IN CASH	1,204,517	455,777	240,025

CASH AND CASH EQUIVALENTS—Beginning of year	1,831,520	1,375,743	1,135,718

CASH AND CASH EQUIVALENTS—End of year	$3,036,037	$1,831,520	$1,375,743

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$48,300	$47,000	$52,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$84,618	$82,518	$130,219
Redeemed common shares issued in lieu of cash payment of deferred compensation	227,209	255,714	225,522
Deferred restricted shares units issued in lieu of cash dividend	64,564	40,712	52,042
Class A redeemable common shares exchanged for Class B redeemable common shares			5,672

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

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $119,000, $107,000, and $92,000, for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

There were no dividends declared or paid to the parent company in 2015. In 2014, the parent company received a dividend from the Adenta, Inc. subsidiary in the amount of $150,000.

Federal Income Tax Arrangement

The parent company has an income tax allocation arrangement with its subsidiaries. DCP makes federal tax payments on behalf of the Company. DCP paid approximately $963,000, $1,270,000, and $540,000, for the years ended December 31, 2015, 2014, and 2013. The Company’s policy is to settle this intercompany receivable within 30 days of the filing of its consolidated income tax return.

There were no additional investment in subsidiaries in 2015 and 2014.

Reconciliation of Investment in Subsidiaries

	2015	2014

Investment in Subsidiaries—January 1	$10,269,275	$9,333,447

Undistributed income of subsidiaries	873,849	1,030,592
Total other comprehensive income held by subsidiaries	(88,809)	55,236
Dividends from subsidiaries		(150,000)

Increase in Investment in Subsidiary	785,040	935,828

Investment in Subsidiaries—December 31	$11,054,315	$10,269,275

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule III - Supplementary Insurance Information
For each of the Three Years in the Period ended December 31, 2015
(amounts in thousands)

	2015	2014	2013
Deferred policy acquisition cost (a)	$2,013	$2,050	$2,190

Claims payable (a)	$3,253	$2,998	$2,220

Unearned premium (a)	$32,631	$32,637	$35,395

Other policy claims and benefits payable (a)	$3,271	$3,229	$3,088

Premium revenues
Fully-insured dental HMO/ Indemnity	$49,458	$47,948	$46,656
Fully-insured dental PPO	19,198	16,459	13,494
Self-insured dental	28,922	26,905	25,641
Corporate, All Other	683	624	572
	$98,261	$91,936	$86,363

Investment income (a)	$252	$222	$164

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$37,346	$35,995	$35,024
Fully-insured dental PPO	14,384	12,661	10,695
Self-insured dental	24,954	23,040	22,043
	$76,684	$71,696	$67,762

Amortization of deferred policy acquisition cost (a)	$4,396	$4,129	$3,862

Other operating expense (a)	$15,680	$14,196	$12,928

Premium written
Fully-insured dental (a)	$68,057	$62,151	$75,363

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule IV- Reinsurance
For each of the Three Years in the Period ended December 31, 2015
(amounts in thousands)

	2015		2014		2013

Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$49,458		$47,948	$46,656
Fully-insured dental PPO		19,198		16,459	13,456
Self-insured dental		28,922		26,905	25,641
Corporate, All Other		683		624	572
		$98,261		$91,936	$86,325

Assumed amounts from other companies
Fully-insured dental HMO/Indemnity
Fully-insured dental PPO					$38
Self-insured dental
Corporate, All Other
	$		$		$38

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$49,458		$47,948	$46,656
Fully-insured dental PPO		19,198		16,459	13,494
Self-insured dental		28,922		26,905	25,641
Corporate, All Other		683		624	572
		$98,261		$91,936	$86,363

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014, and 2013

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Year ended December 31, 2015:
Allowance for Uncollectible Accounts Receivable	$13,488	72,482	71,255	$14,715
Year ended December 31, 2014:
Allowance for Uncollectible Accounts Receivable	$7,686	37,225	31,423	$13,488
Year ended December 31, 2013:
Allowance for Uncollectible Accounts Receivable	$55,163	24,256	71,733	$7,686

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 23, 2016	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 23, 2016	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 23, 2016	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 23, 2016	/s/ Robert E. Hamilton
Robert E. Hamilton
Vice-Chairman of the Board of Directors

March 23, 2016	/s/ David A. Kreyling
David A. Kreyling
Secretary

March 23, 2016	/s/ Michael J. Carl
Michael Carl
Treasurer

March 23, 2016	/s/ Fred H. Peck
Fred H. Peck
Assistant Treasurer

March 23, 2016	/s/ Jack M. Cook
Jack M. Cook
Director

March 23, 2016	/s/ Donald J. Peak
Donald J. Peak
Director

March 23, 2016	/s/ James E. Kroeger
James E. Kroeger
Director

March 23, 2016	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 23, 2016	/s/ James T. Foley
James Foley
Director

March 23, 2016	/s/ Mark E. Bronson
Mark E. Bronson
Director

March 23, 2016	/s/ Ronald Poulos
Ronald Poulos
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
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
10.1

Tenth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2015 (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K current report filed on May 19, 2015)*

10.2

Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

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
10.10

Long Term Incentive Compensation Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 19, 2015)*

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith
101	Financial information and Notes to Financial Statements for the year-ended December 31, 2015 formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensation plan arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.