Form 10-Q
period 2016-03-31
DCP Holding CO
filed 2016-05-12
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, there were 512, 8,094 and 2,271 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,938,000 and $8,745,000 at March 31, 2016 and December 31, 2015, respectively	$9,121,993	$8,708,799
Short-term investments, available for sale at fair value, cost of $212,000 and $449,000 at March 31, 2016 and December 31, 2015, respectively	212,069	449,457
Total investments	9,334,062	9,158,256

CASH AND CASH EQUIVALENTS	11,751,515	11,657,287

ACCRUED INVESTMENT INCOME	67,077	75,257

ACCOUNTS RECEIVABLE, including uncollected premiums of $718,766 and $785,942, net of allowance of $27,174 and $14,715 at March 31, 2016 and December 31, 2015, respectively	67,595,363	31,741,166

DEFERRED ACQUISITION COSTS	4,393,393	2,012,604

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,288,518 and $3,168,946 at March 31, 2016 and December 31, 2015, respectively	2,598,426	2,700,909

OTHER ASSETS	3,556,069	2,998,073

TOTAL ASSETS	$99,295,905	$60,343,552

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,574,359	$3,253,346

UNEARNED PREMIUM REVENUE	69,458,758	32,631,117

OTHER PAYABLES AND ACCRUALS	7,226,974	5,565,495

MORTGAGE LOAN PAYABLE	1,185,800	1,198,400

CAPITAL LEASE OBLIGATIONS	795,540	869,456

DEFERRED COMPENSATION	3,325,980	3,287,065

TOTAL LIABILITIES	85,567,411	46,804,879

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, 300 shares at March 31, 2016 and December 31, 2015	420,399	420,515
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2016 and December 31, 2015	1,213,454	1,213,791
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, 1,000 shares at March 31, 2016 and December 31, 2015	1,116,132	1,116,442
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares;
issued and outstanding, 512 and 516 shares at March 31, 2016 and December 31, 2015, respectively	516,778	522,045
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares;
issued and outstanding, 8,094 and 8,142 shares at March 31, 2016 and December 31, 2015, respectively	8,169,537	8,237,390
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares;
issued and outstanding, 2,271 and 2,005 shares at March 31, 2016 and December 31, 2015	2,292,194	2,028,490

Total redeemable preferred and common shares	13,728,494	13,538,673

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$99,295,905	$60,343,552

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended
	March 31,
	2016	2015

REVENUES
Premium revenue	$26,562,482	$24,200,947
Investment income	68,160	59,293
Realized (losses) gains on investments, net	(52,239)	5,168
Other income	15,576	20,768
Total revenues	26,593,979	24,286,176

EXPENSES
Healthcare services expense	21,047,113	19,319,804
Insurance expense:
Salaries and benefits expense	2,255,884	1,930,134
Commission expenses and other acquisition costs	1,024,860	1,181,317
Other insurance expense	1,769,067	1,521,215
Total insurance expense	5,049,811	4,632,666
Total expenses	26,096,924	23,952,470

INCOME BEFORE INCOME TAX	497,055	333,706

INCOME TAX EXPENSE	215,569	144,381

NET INCOME	281,486	189,325

OTHER COMPREHENSIVE INCOME
Change in the fair value of interest rate swap, net of income tax of $(11,231) and $(7,134), respectively	(21,800)	(13,849)
Change in the fair value of investments, net of income tax of $57,294 and $29,478, respectively	111,218	57,224
Reclassification adjustment for realized gains included in net income, net of income tax of $17,761 and $(1,757), respectively	34,478	(3,411)
Total other comprehensive income (loss)	123,896	39,964

TOTAL COMPREHENSIVE INCOME	$405,382	$229,289

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$281,486	$189,325
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	123,504	109,141
Realized loss (gain) on investments, net	52,239	(5,168)
Deferred compensation	96,589	211,107
Effects of changes in operating assets and liabilities:
Accrued investment income	8,180	14,191
Accounts receivable	(35,854,197)	(19,492,509)
Deferred acquisition costs	(2,380,789)	(1,289,488)
Other assets	(623,738)	(606,043)
Claims payable	321,013	(83,455)
Unearned premium revenue	36,827,641	20,473,870
Other payables and accruals	1,637,381	583,919

Net cash provided by operating activities	489,309	104,890

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,057,048)	(734,014)
Sales of investments	847,736	458,665
Maturities of investments	200,000
Acquisition of property and equipment	(25,911)	(26,472)

Net cash used in investing activities	(35,223)	(301,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(12,600)	(12,300)
Payments on capital lease	(73,916)	(53,919)
Repurchase of redeemable shares	(72,138)	(58,075)
Redeemable shares issued	289,784
Issuance cost of redeemable shares	(14,955)
Dividends paid	(476,033)	(379,492)

Net cash used in financing activities	(359,858)	(503,786)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,228	(700,717)

CASH AND CASH EQUIVALENTS—Beginning of period	11,657,287	9,189,994

CASH AND CASH EQUIVALENTS—End of period	$11,751,515	$8,489,277

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,000	$17,000
Cash paid for income taxes	650,000	510,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$84,508	$60,154
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	19,730	56,802
Deferred restricted shares in lieu of cash dividend	101,840	64,564

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. The Company is primarily owned and controlled by dentists who participate in one or more of the networks that offers Dental Care Plus products. The Company is also partially owned by retired dentists, Company board members, non-dentist individuals and employees who hold voting Redeemable Common Shares and by institutional investors that hold non-voting Redeemable Preferred Shares. The Company primarily offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2015 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 23, 2016. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2015. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, deferred tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses, among others. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $69,459,000 and $32,631,000 at March 31, 2016 and December 31, 2015, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in unbilled accounts receivable were approximately $66,877,000 and $30,955,000 at March 31, 2016 and December 31, 2015, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $2,582,000 and $1,676,000 at March 31, 2016 and December 31, 2015, respectively. Management has determined that as of March 31, 2016 and December 31, 2015, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $3,557,000 and $2,368,000 and amortized approximately $1,176,000 and $1,078,000 of these capitalized costs for the three months ended March 31, 2016 and 2015, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance—In May 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance, ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, this guidance also requires entities to disclose a roll forward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of this new guidance is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within the annual period beginning after December 15, 2016. The Company will adopt the ASU for the 2016 annual reporting period and interim periods in 2017. This ASU will not have a material impact on our Company’s consolidated financial position, cash flows or results of operations, but the ASU will require additional disclosures to our annual and interim financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,290,000 and $1,090,000 as of March 31, 2016 and December 31, 2015. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments and are classified as available-for-sale, with a cost and fair value of approximately $12,000 and $249,000 as of March 31, 2016 and December 31, 2015, respectively. The Company invested in corporate bonds with an amortized cost of approximately $7,848,000 and $7,855,000 as of March 31, 2016 and December 31, 2015, respectively. The investment and non-investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at March 31, 2016, which consist primarily of investment grade securities. At March 31, 2016, total bond fair value was approximately $8,024,000, which consists of approximately $7,410,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $614,000 had a credit rating between BB+ and BB-. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.21% at March 31, 2016. The weighted average maturity of the Company’s corporate bonds was 5.0 years at March 31, 2016.

At March 31, 2016 and December 31, 2015, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
March 31, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$200,000	$200,360	2.1%
Years 1-5	5,971,038	6,043,572	64.9%
Years 5-10	2,720,424	2,828,511	30.3%
Due after ten years	246,473	249,910	2.7%

Total	$9,137,935	$9,322,353	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2015	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$200,000	$200,324	2.2%
Years 1-5	6,089,269	6,047,291	67.9%
Years 5-10	2,528,939	2,535,648	28.5%
Due after ten years	126,547	125,860	1.4%

Total	$8,944,755	$8,909,123	100.0%

Investments classified at March 31, 2016 and December 31, 2015 as fixed maturities and short term investments were as follows:

March 31, 2016	Cost	Gain	Loss	Value
Money market fund	$11,709			$11,709
Certificates of deposit, short term	200,000	$360		200,360
Certificates of deposit, fixed maturities	1,090,000	8,344	$(234)	1,098,110
Corporate bonds, fixed maturities	7,847,935	212,617	(36,669)	8,023,883
Total investments	$9,149,644	$221,321	$(36,903)	$9,334,062

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value
Money market fund	$249,133			$249,133
Certificates of deposit, short term	200,000	$324		200,324
Certificates of deposit, fixed maturities	890,000	302	$(3,552)	886,750
Corporate bonds, fixed maturities	7,854,755	83,037	(115,743)	7,822,049
Total investments	$9,193,888	$83,663	$(119,295)	$9,158,256

Unrealized losses on investments at March 31, 2016 and December 31, 2015 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at March 31, 2016 and December 31, 2015.

4.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. In 2016, the non-employee members of the Board were granted a total of 228 share based awards. In 2016, key employees were granted 89 share based awards. The Company recorded deferred compensation expense of approximately $87,000 and $185,000 related to deferred share awards and the change in the value of phantom shares for the three months ended March 31, 2016 and 2015, respectively. The Company recorded expense of approximately $20,000 and $56,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2016 and 2015, respectively. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares.

In February 2016 and 2015, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $40.47 and $39.86 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $102,000 and $65,000 in February 2016 and February 2015, respectively.

At March 31, 2016 and December 31, 2015, the deferred compensation liability was approximately $3,326,000 and $3,287,000, respectively.

5.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three months ended March 31, 2016 was 43.4% with tax expense of approximately $216,000. The effective tax for the three months ended March 31, 2015 was 43.3% with tax expense of approximately $144,000. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and 2011 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (losses) gains, net, on investments available for sale, beginning of period	$(34,498)	$(11,726)	$(22,772)	$155,814	$52,980	$102,834
Other comprehensive income before reclassification	168,512	57,294	111,218	86,702	29,478	57,224
Reclassification adjustment for realized investment losses (gains), net, included in realized losses (gains) on investments, net	52,239	17,761	34,478	(5,168)	(1,757)	(3,411)
Effect on other comprehensive income	220,751	75,055	145,696	81,534	27,721	53,813
Accumulated unrealized gains, net, on investments available for sale, end of period	$186,253	$63,329	$122,924	$237,348	$80,701	$156,647

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(18,016)	$(6,126)	$(11,890)	$(4,854)	$(1,651)	$(3,203)
Other comprehensive (loss) before reclassification	(33,031)	(11,231)	(21,800)	(20,983)	(7,134)	(13,849)
Effect on other comprehensive income (loss)	(33,031)	(11,231)	(21,800)	(20,983)	(7,134)	(13,849)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(51,047)	$(17,357)	$(33,690)	$(25,837)	$(8,785)	$(17,052)

Accumulated other comprehensive (loss) income, beginning of period	$(52,514)	$(17,852)	$(34,662)	$150,960	$51,329	$99,631
Change in unrealized gains, net, on investments available for sale	220,751	75,055	145,696	81,534	27,721	53,813
Change in unrealized (losses), net, on interest rate swap	(33,031)	(11,231)	(21,800)	(20,983)	(7,134)	(13,849)
Effect on other comprehensive income	187,720	63,824	123,896	60,551	20,587	39,964
Accumulated other comprehensive income, end of period	$135,206	$45,972	$89,234	$211,511	$71,916	$139,595

7.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $5,515,000 and $4,881,000 for the three months ended March 31, 2016 and 2015, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2016			March 31, 2015
	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$13,247	$10,594	$2,653	$12,235	$9,603	$2,632
Fully-insured dental PPO	5,578	3,922	1,656	4,572	3,495	1,077
Self-insured dental	7,551	6,531	1,020	7,219	6,222	997
Corporate, all other	186		186	175		175
Total	$26,562	$21,047	5,515	$24,201	$19,320	4,881

Investment income			68			59
Realized (losses) gains on investments, net			(52)			5
Other income			16			21

Insurance expense			5,050			4,633

Income before income tax			$497			$333

Total assets-corporate			$99,296

Inter-segment revenues were not significant for the three months ended March 31, 2016 and 2015.

8.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$1,098	$1,098		$887	$887
Investment grade corporate bonds		7,410	7,410		7,144	7,144
Non-investment grade corporate bonds		614	614		678	678
Short-term investments
Money market funds	$12		12	$249		249
Federally-Insured certificates of deposit		200	200		200	200
Deferred compensation investments (a)
Equity mutual fund investments	655		655	645		645
State guarantee fund deposits (b)
Government securities	252		252	251		251
Federally-Insured certificates of deposit		75	75		75	75
Total	$919	$9,397	$10,316	$1,145	$8,984	$10,129

Liabilities
Interest rate swap (c)		$51	$51		$18	$18
Total	$-	$51	$51	$-	$18	$18

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

As of March 31, 2016 and December 31, 2015, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company has a mortgage note with a bank, the carrying value of the mortgage note of approximately $1,186,000 at March 31, 2016 approximates fair value. The Company did not have any transfers between fair value hierarchy levels during the three months ended March 31, 2016 or 2015. As of March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers low cost dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges and individual dental HMO and PPO plans in Ohio and Kentucky. As of March 31, 2016, we had approximately 381,800 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network, approximately 3,000 dentists participating in our DentaSelect dental PPO network and approximately 2,100 dentists in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,500 additional dentists in Ohio and Indiana and approximately 44,400 additional dentists throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges. With these network access arrangements, Dental Care Plus exchange members have access to approximately 6,000 dentists across Ohio, Indiana, Pennsylvania, Georgia and Tennessee.

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

Strategy

Our strategy focuses on providing solutions to employers to manage the rising cost of dental care by leveraging our growing networks of participating dentists and deploying a variety of products that give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members, brokers and dentists. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

On April 16, 2016, our Board of Directors met with our senior management team and advisors to review progress relative to the proposed five-year strategic growth plan for the Company.  This five-year growth plan that includes the expansion by the Company into new states and new metropolitan service areas, was developed by the senior management team with input from the Board of Directors in response to the industry and regulatory changes resulting from  the Affordable Care Act of 2010 and its implementation.

Highlights

–

We had net income of approximately $281,000 for the three months ended March 31, 2016 (the “2016 quarter”) compared to net income of approximately $189,000 for the three months ended March 31, 2015 (the “2015 quarter”). The increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of $634,000 in the 2016 quarter as compared to the 2015 quarter, offset by an increase in insurance expense of approximately $417,000.

–

To date in 2016, our dental and vision product membership increased by approximately 19,600 members to approximately 381,800 members at March 31, 2016. This membership increase from December 31, 2015 is due to an increase in fully-insured dental HMO/IND membership of approximately 6,700 members, an increase in fully-insured dental PPO membership of approximately 11,900 members, and an increase in corporate, all other membership of approximately 1,900 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership. These membership increases were offset by a decrease in self-insured membership of approximately 900 members.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 79.8% in the 2015 quarter to 79.2% in the 2016 quarter. This loss ratio decrease is due primarily to the increase in fully insured exchange dental PPO product membership that has a lower than average loss ratio.

–

In March 2016, we paid a dividend of $40.47 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2015 of $39.86 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2016 quarter and the 2015 quarter.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	March 31, 2016	March 31, 2015	Change
Membership:
Fully-insured dental HMO/IND	164,900	157,000	5.0%
Fully-insured dental PPO	81,700	65,900	24.0%
Self-insured dental	97,100	94,700	2.5%
Corporate, all other	38,100	32,400	17.6%
Total membership	381,800	350,000	9.1%

	March 31, 2016	March 31, 2015	Change
Premium revenue:
Fully-insured dental HMO/IND	$13,247	$12,235	8.3%
Fully-insured dental PPO	5,578	4,572	22.0%
Self-insured dental	7,551	7,219	4.6%
Corporate, all other	186	175	6.3%
Total premium revenue	26,562	24,201	9.8%

Investment income	68	59	15.3%
Realized (losses) gains on investments, net	(52)	5	(1140.0)%
Other income	16	21	(23.8)%
Total revenue	26,594	24,286	9.5%

Healthcare services expense:
Fully-insured dental HMO/IND	10,594	9,603	10.3%
Fully-insured dental PPO	3,922	3,495	12.2%
Self-insured dental	6,531	6,222	5.0%
Total healthcare service expense	21,047	19,320	8.9%

Insurance expense	5,050	4,633	9.0%

Income tax expense	216	144	50.0%

Net income	$281	$189	48.7%

Membership

Our fully-insured dental HMO/IND membership increased by approximately 7,900 members as of March 31, 2016 from March 31, 2015. The increase in fully-insured dental HMO/IND membership is the result of new sales and growth in the membership within existing groups of 12,800, offset by the loss of approximately 4,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our fully insured dental PPO membership increased by approximately 15,800 members as of March 31, 2016 from March 31, 2015. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 22,700 members, offset by the loss of approximately 6,900 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our self-insured dental membership increased by approximately 2,400 members as of March 31, 2016 from March 31, 2015. This increase is primarily due to growth within existing employer groups.

Our corporate, all other membership increased by approximately 5,700 members as of March 31, 2016 from March 31, 2015. The increase is primarily the result of our vision plan membership.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2016 quarter increased by approximately $1,012,000 compared to the 2015 quarter. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $417,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2016 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $595,000.

Fully-insured dental PPO premium revenue for the 2016 quarter increased by approximately $1,006,000 compared to the 2015 quarter. Fully-insured dental PPO revenue increased by approximately $1,037,000 due to an increase in fully-insured PPO group and individual membership in the 2016 quarter. This increase in fully-insured PPO group and individual membership was offset by a decrease of approximately $31,000 due to a decrease in fully-insured dental PPO premium rates negotiated with new employer groups and existing employer groups at their renewals and rates established for individual membership.

Total self-insured dental revenue for the 2016 quarter increased approximately $333,000 compared to the 2015 quarter. Self-insured dental revenue increased by approximately $143,000 due to an increase in the self-insured claim revenue on a PMPM basis. An increase in self-insured membership in the 2016 quarter resulted in an increase in new self-insured revenue of approximately $190,000.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $336,000, to approximately $7,197,000 in the 2016 quarter from approximately $6,861,000 in the 2015 quarter. Self-insured claim revenue increased by approximately $180,000 in the 2016 quarter due to membership growth within existing employer groups. In addition, self-insured claim revenue increased approximately $156,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2016 quarter.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $3,000 to approximately $354,000 in the 2016 quarter from approximately $357,000 in the 2015 quarter. Self-insured ASO fees increased by approximately $9,400 due to membership growth within existing employer groups, offset by a decrease in average self-insured ASO fee rates of $12,400 on a PMPM basis for the 2016 quarter compared to the 2015 quarter.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $11,000 in the 2016 quarter compared to the 2015 quarter.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $991,000 in the 2016 quarter compared to the 2015 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 5.2% from $20.43 PMPM in the 2015 quarter to $21.50 PMPM in the 2016 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $467,000. In addition, an increase of $50,000 is attributable to a fee schedule increase effective January 1, 2016. Higher healthcare services utilization resulted in an increase in fully-insured dental HMO healthcare services expense of approximately $474,000 in the 2016 quarter compared to the 2015 quarter.

Fully-insured dental PPO healthcare services expense increased by $427,000 in the 2016 quarter compared to the 2015 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 8.5%, from $18.29 PMPM in the 2015 quarter to $16.73 PMPM in the 2016 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $793,000. In addition, an increase of $85,000 is attributable to a fee schedule increase effective January 1, 2016 and a decrease of approximately $451,000 is attributable to lower utilization.

Self-insured healthcare services expense increased by $309,000 in the 2016 quarter compared to the 2015 quarter, and self-insured healthcare services expense on a PMPM basis increased by 2.3% from $21.89 PMPM in the 2015 quarter to $22.39 PMPM in the 2016 quarter. An increase in self-insured healthcare services expense of $163,000 was due to an increase in membership volume in the 2016 quarter compared to the 2015 quarter. In addition, an increase of $32,000 is attributable to a fee schedule increase effective January 1, 2016. Higher healthcare services utilization resulted in an increase in self-insured healthcare services expense of approximately $114,000 in the 2016 quarter compared to the 2015 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2016 quarter increased approximately $417,000 compared to the 2015 quarter. The higher consolidated insurance expense for the 2016 quarter was primarily due to increases in salaries and wages, advertising expense, third party administrative fees and federal premium tax expense in 2016. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was approximately 19.0% and 19.1% for the 2016 and the 2015 quarter, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three months ended March 31, 2016 was 43.4% with tax expense of approximately $216,000. The effective tax for the three months ended March 31, 2015 was 43.3% with tax expense of approximately $144,000. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and 2011 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash increased approximately $94,000, or 0.8%, during the 2016 quarter to approximately $11,751,000 as of March 31, 2016 from approximately $11,657,000 as of December 31, 2015. The change in cash for the 2016 and 2015 quarter is summarized as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015
Net cash provided by operating activities	$489	$105
Net cash used in investing activities	(35)	(302)
Net cash used in financing activities	(360)	(504)
Increase (Decrease) in cash and cash equivalents	$94	$(701)

Cash Flows from Operating Activities

In the 2016 quarter, approximately $489,000 was provided by operating activities. We had net income of approximately $281,000. An increase in premiums received in advance as well as an improvement in remittance of uncollected accounts receivable resulted in a favorable increase of cash of approximately $973,000 in the 2016 quarter. Due to claims activity and the timing of our payments, our claims payable liability increased approximately $321,000. Our non-cash deferred compensation activity was approximately $97,000 primarily due to current year vesting activity and an increase in current book value in the 2016 quarter. Deferred policy acquisition costs increased by approximately $2,381,000 as a result of the increase in the fully-insured business renewed in January 2016. Other assets increased by approximately $624,000 primarily due to the increase in the federal premium tax prepaid recorded in January 2016. The federal premium tax increase is based on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operations of approximately $1,637,000. We paid $650,000 of federal income taxes in the 2016 quarter that related to our 2015 extension payment and 2016 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2015 quarter.

Cash Flows from Investing Activities

During the 2016 quarter, we made purchases totaling approximately $1,057,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2016 quarter, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that together totaled approximately $1,048,000. The remaining net cash used in investing activities during the 2016 quarter was due to purchases in building improvements, internally developed software development cost and computer equipment.

Cash Flows from Financing Activities

In the 2016 quarter, we made scheduled principal payments of approximately $13,000 related to our office building mortgage and scheduled payments of approximately $74,000 related to our capital leases. During the 2016 quarter, we repurchased Redeemable Common Shares with a value of approximately $72,000. We also paid dividends of approximately $442,000 to holders of our Redeemable Common Shares and approximately $34,000 to holders of our Redeemable Institutional Preferred Shares in the 2016 quarter. In addition, we issued approximately $290,000 of new Redeemable Common shares during the 2016 quarter.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2015 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2016.

Financial Condition

Our consolidated cash and short term investments were approximately $12.0 million and $12.1 million as of March 31, 2016 and December 31, 2015, respectively. We expect to generate positive cash flow from operations during the balance of 2016. Based on total expenses for the three months ended March 31, 2016, we estimate that we had approximately 42 days of cash and short term investments on hand at March 31, 2016. In addition, the Company has access to approximately $9.1 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense or significant fees for the line of credit in the 2016 quarter or the 2015 quarter. As of March 31, 2016 and December 31, 2015, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2016. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in the 2016 quarter or the 2015 quarter. At March 31, 2016 and December 31, 2015, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2016. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable working lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2016 and December 31, 2015.

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

Our largest subsidiary, Dental Care Plus Inc., (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend. During 2016, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $710,000. There were no dividends declared or paid by DCP in 2016 or 2015.

A.M. Best Company assigns a rating to companies based on their ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2015, A.M. Best Company affirmed our financial strength rating at B+ (Good) with a stable outlook based on DCP’s positive operating performance and improved capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

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

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2015, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

Critical Accounting Policies

Liability for Claims Payable

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of March 31, 2016 and December 31, 2015, we considered actual paid claim data from April 2016 and January 2016. As a result, we were able to use the completion factors approach for all historical months at March 31, 2016 and December 31, 2015.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of March 31, 2016 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		3/31/2016

(0.5)%		$3,892,477
0%	(estimate used)	3,574,359
0.5%		3,377,769

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

In 2016, our first quarter healthcare services expense on a PMPM basis was higher than the first quarter of 2015. This increase is primarily the result of an increase to the dental HMO and PPO fee schedules effective January 1, 2016.

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

	Healthcare Service Expense

	2016		2015

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,047	$20.66	$19,320	$20.44
Second Quarter			19,143	20.03
Third Quarter			19,664	20.28
Fourth Quarter			18,557	19.04

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

Our portfolio includes approximately $8,024,000 and $7,822,000 of corporate bonds, approximately $12,000 and $249,000 of money market funds and approximately $1,298,000 and $1,087,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2016 and December 31, 2015, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

At March 31, 2016, our portfolio included approximately $3,803,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $280,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $249,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At March 31, 2016 and December 31, 2015, we had a mortgage note with a bank with an outstanding principal balance of $1,186,000 and $1,198,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2015 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2015 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the first quarter of 2016, we sold a total of 266 Class C Redeemable Common Shares in a private placement to accredited investors. These shares were sold in January 2016 with a per share price of $1,013.23. We also sold 20 Class B Redeemable Common Shares at a price of $1,013.23 per share in January 2016. We repurchased and retired 4 Class A Redeemable Common Shares and 68 Class B Redeemable Common Shares during the three months ended March 31, 2016 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2016	0	12	0	$1,013.23	0	N/A
February 1 – February 29, 2016	1	23	0	$988.24	0	N/A
March 1 – March 31, 2016	3	33	0	$1,004.72	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

May 12, 2016	By:	/s/ Anthony A. Cook.
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

May 12, 2016	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language).