Form 10-Q
period 2016-06-30
DCP Holding CO
filed 2016-08-12
CIK 1361025

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, there were 510, 8,485 and 3,771 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,764,000 and $8,745,000 at June 30, 2016 and December 31, 2015, respectively	$9,046,259	$8,708,799
Short-term investments, available for sale at fair value, cost of $364,000 and $449,000 at June 30, 2016 and December 31, 2015, respectively	365,205	449,457
Total investments	9,411,464	9,158,256

CASH AND CASH EQUIVALENTS	9,290,737	11,657,287

ACCRUED INVESTMENT INCOME	83,365	75,257

ACCOUNTS RECEIVABLE, including uncollected premiums of $930,133 and $785,942, net of allowance of $22,435 and $14,715 at June 30, 2016 and December 31, 2015, respectively	57,980,058	31,741,166

DEFERRED ACQUISITION COSTS	3,746,092	2,012,604

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,406,217 and $3,168,946 at June 30, 2016 and December 31, 2015, respectively	2,496,913	2,700,909

OTHER ASSETS	4,804,657	2,998,073

TOTAL ASSETS	$87,813,286	$60,343,552

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,576,969	$3,253,346

UNEARNED PREMIUM REVENUE	58,775,899	32,631,117

OTHER PAYABLES AND ACCRUALS	6,940,081	5,565,495

MORTGAGE LOAN PAYABLE	1,173,200	1,198,400

CAPITAL LEASE OBLIGATIONS	717,043	869,456

DEFERRED COMPENSATION	3,471,595	3,287,065

TOTAL LIABILITIES	74,654,787	46,804,879

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, none shares at June 30, 2016 and 300 shares at December 31, 2015		420,515
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, none shares at June 30, 2016 and 1,000 shares December 31, 2015		1,213,791
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, none shares at June 30, 2016 and 1,000 shares December 31, 2015		1,116,442
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 510 and 516 shares at June 30, 2016 and December 31, 2015, respectively	525,680	522,045
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,485 and 8,142 shares at June 30, 2016 and December 31, 2015, respectively	8,745,877	8,237,390
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 and 2,005 shares at June 30, 2016 and December 31, 2015	3,886,942	2,028,490

Total redeemable preferred and common shares	13,158,499	13,538,673

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$87,813,286	$60,343,552

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES
Premium revenue	$26,112,254	$24,263,513	$52,674,736	$48,464,461
Investment income	70,308	56,710	138,468	116,002
Realized gains (losses) on investments, net	914	15,059	(51,325)	20,227
Other income	20,768	15,576	36,344	36,344
Total revenues	26,204,244	24,350,858	52,798,223	48,637,034

EXPENSES
Healthcare services expense	19,795,474	19,143,157	40,842,587	38,462,962
Insurance expense:
Salaries and benefits expense	2,199,327	1,737,234	4,455,211	3,667,366
Commission expenses and other acquisition costs	1,572,983	1,420,637	2,597,843	2,601,954
Other insurance expense	1,940,783	1,899,476	3,709,850	3,420,691
Total insurance expense	5,713,093	5,057,347	10,762,904	9,690,011
Total expenses	25,508,567	24,200,504	51,605,491	48,152,973

INCOME BEFORE INCOME TAX	695,677	150,354	1,192,732	484,061

INCOME TAX EXPENSE	301,234	65,058	516,803	209,439

NET INCOME	394,443	85,296	675,929	274,622

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax of (4,582), $7,474, ($15,813) and $340, respectively	(8,896)	14,506	(30,696)	657
Change in the fair value of investments, net of income tax $41,969, ($46,782), $99,263, and ($17,304), respectively	81,469	(90,805)	192,687	(33,581)
Reclassification adjustment for realized gains included in net income, net of income tax of ($311), ($5,120), $17,451 and ($6,877), respectively	(603)	(9,939)	33,874	(13,350)
Total other comprehensive income (loss)	71,970	(86,238)	195,865	(46,274)

TOTAL COMPREHENSIVE INCOME (LOSS)	$466,413	$(942)	$871,794	$228,348

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$675,929	$274,622
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	245,673	227,606
Realized loss (gain) on investments, net	51,325	(20,227)
Deferred compensation	299,877	381,598
Effects of changes in operating assets and liabilities:
Accrued investment income	(8,108)	(4,515)
Accounts receivable	(26,238,892)	(11,557,906)
Deferred acquisition costs	(1,733,488)	(763,143)
Other assets	(348,224)	(490,185)
Claims payable	323,623	29,070
Unearned premium revenue	26,144,782	12,190,258
Other payables and accruals	1,385,423	(126,754)

Net cash provided by operating activities	797,920	140,424

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,776,209)	(2,694,221)
Sales of investments	1,047,282	1,658,010
Maturities of investments	200,000	300,000
Acquisition of property and equipment	(42,098)	(266,140)

Net cash used in investing activities	(1,571,025)	(1,002,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(25,200)	(24,600)
Payments on capital lease	(152,413)	(118,391)
Repurchase of redeemable common shares	(144,776)	(151,794)
Repurchase of redeemable preferred shares	(2,805,064)
Extinguishment cost of redeemable preferred shares	(118,812)
Redeemable shares issued	2,280,066	29,932
Issuance cost of redeemable shares	(116,833)	(1,197)
Dividends paid	(510,413)	(413,358)

Net cash used in financing activities	(1,593,445)	(679,408)

DECREASE IN CASH AND CASH EQUIVALENTS	(2,366,550)	(1,541,335)

CASH AND CASH EQUIVALENTS—Beginning of period	11,657,287	9,189,994

CASH AND CASH EQUIVALENTS—End of period	$9,290,737	$7,648,659

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$36,000	$34,400
Cash paid for income taxes	650,000	527,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$36,095	$47,640
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	19,730	113,604
Deferred restricted shares in lieu of cash dividend	101,840	64,564

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. Dentists who participate in one or more of the networks that offer Dental Care Plus products own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired dentists, Company board members, non-dentist individuals and employees. The Company primarily offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2015 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 23, 2016. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The accounting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accompanying consolidated financial statements include estimates. Actual results could differ from those estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2015. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, income tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses and various other liability accounts. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $58,776,000 and $32,631,000 at June 30, 2016 and December 31, 2015, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in unbilled accounts receivable were approximately $57,050,000 and $30,955,000 at June 30, 2016 and December 31, 2015, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,726,000 and $1,676,000 at June 30, 2016 and December 31, 2015, respectively. Management has determined that as of June 30, 2016 and December 31, 2015, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Healthcare Services Expense—Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $537,000 and $570,000 and amortized approximately $1,185,000 and $1,097,000 of these capitalized costs for the three months ended June 30, 2016 and 2015, respectively. The Company capitalized deferred acquisition costs of approximately $4,094,000 and $2,937,000 and amortized approximately $2,361,000 and $2,174,000 of these capitalized costs for the six months ended June 30, 2016 and 2015, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,290,000 and $1,090,000 as of June 30, 2016 and December 31, 2015. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $14,000 and $249,000 as of June 30, 2016 and December 31, 2015, respectively. The Company invested in corporate bonds with an amortized cost of approximately $7,825,000 and $7,855,000 as of June 30, 2016 and December 31, 2015, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at June 30, 2016, which consist primarily of investment grade securities. At June 30, 2016, total bond fair value was approximately $8,096,000, which consists of approximately $7,492,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $604,000 had a credit rating between BB+ and B-. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.20% at June 30, 2016. The weighted average maturity of the Company’s corporate bonds was 4.8 years at June 30, 2016.

At June 30, 2016 and December 31, 2015, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
June 30, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$350,000	$351,289	3.7%
Years 1-5	5,811,977	5,919,482	63.0%
Years 5-10	2,835,035	3,006,724	32.0%
Due after ten years	117,540	120,053	1.3%

Total	$9,114,552	$9,397,548	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2015	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$200,000	$200,324	2.2%
Years 1-5	6,089,269	6,047,291	67.9%
Years 5-10	2,528,939	2,535,648	28.5%
Due after ten years	126,547	125,860	1.4%

Total	$8,944,755	$8,909,123	100.0%

Investments classified at June 30, 2016 and December 31, 2015 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2016	Cost	Gain	Loss	Value
Money market fund	$13,916			$13,916
Certificates of deposit, short term	350,000	$1,289		351,289
Certificates of deposit, fixed maturities	940,000	10,384		950,384
Corporate bonds, fixed maturities	7,824,552	298,141	(26,818)	8,095,875

Total investments	$9,128,468	$309,814	$(26,818)	$9,411,464

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value
Money market fund	$249,133			$249,133
Certificates of deposit, short term	200,000	$324		200,324
Certificates of deposit, fixed maturities	890,000	302	$(3,552)	886,750
Corporate bonds, fixed maturities	7,854,755	83,037	(115,743)	7,822,049

Total investments	$9,193,888	$83,663	$(119,295)	$9,158,256

Unrealized losses on investments at June 30, 2016 and December 31, 2015 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at June 30, 2016 and December 31, 2015.

4.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. In 2016, the non-employee members of the Board were granted a total of 228 share based awards. In 2016, key employees were granted 89 share based awards. The Company recorded deferred compensation expense of approximately $187,000 and $141,000 related to deferred share awards and the change in the value of phantom shares for the three months ended June 30, 2016 and 2015, respectively. The Company recorded deferred compensation expense of approximately $12,000 and $31,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2016 and 2015, respectively. The Company recorded deferred compensation expense of approximately $274,000 and $326,000 related to deferred share awards and the change in the value of phantom shares for the six months ended June 30, 2016 and 2015, respectively. The Company recorded deferred compensation expense of approximately $32,000 and $87,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2016 and 2015, respectively. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares.

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

At June 30, 2016 and December 31, 2015, the deferred compensation liability was approximately $3,472,000 and $3,287,000, respectively.

5.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and six months ended June 30, 2016 was 43.3% with tax expense of approximately $301,000 and $517,000, respectively. The effective tax for the three and six months ended June 30, 2015 was 43.3% with tax expense of approximately $65,000 and $209,000, respectively. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and 2011 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	June 30, 2016			June 30, 2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$186,253	$63,330	$122,923	$237,348	$80,701	$156,647
Other comprehensive income (loss) before reclassification	123,438	41,969	81,469	(137,587)	(46,782)	(90,805)
Reclassification adjustment for realized investment (gains), net, included in realized (gains) on investments, net	(914)	(311)	(603)	(15,059)	(5,120)	(9,939)
Effect on other comprehensive income (loss)	122,524	41,658	80,866	(152,646)	(51,902)	(100,744)
Accumulated unrealized gains, net, on investments available for sale, end of period	$308,777	$104,988	$203,789	$84,702	$28,799	$55,903

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(51,047)	$(17,357)	$(33,690)	$(25,837)	$(8,785)	$(17,052)
Other comprehensive (loss) income before reclassification	(13,478)	(4,582)	(8,896)	21,980	7,474	14,506
Effect on other comprehensive (loss) income	(13,478)	(4,582)	(8,896)	21,980	7,474	14,506
Accumulated unrealized losses, net, on interest rate swap, end of period	$(64,525)	$(21,939)	$(42,586)	$(3,857)	$(1,311)	$(2,546)

Accumulated other comprehensive income, beginning of period	$135,206	$45,973	$89,233	$211,511	$71,916	$139,595
Change in unrealized gains (losses), net, on investments available for sale	122,524	41,658	80,866	(152,646)	(51,902)	(100,744)
Change in unrealized (losses) gains, net, on interest rate swap	(13,478)	(4,582)	(8,896)	21,980	7,474	14,506
Effect on other comprehensive income (loss)	109,046	37,076	71,970	(130,666)	(44,428)	(86,238)
Accumulated other comprehensive income, end of period	$244,252	$83,049	$161,203	$80,845	$27,488	$53,357

	Six months ended			Six months ended
	June 30, 2016			June 30, 2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (losses) gains, net, on investments available for sale, beginning of period	$(34,498)	$(11,726)	$(22,772)	$155,814	$52,980	$102,834
Other comprehensive income (loss) before reclassification	291,950	99,263	192,687	(50,885)	(17,304)	(33,581)
Reclassification adjustment for realized investment losses (gains), net, included in realized losses (gains) on investments, net	51,325	17,451	33,874	(20,227)	(6,877)	(13,350)
Effect on other comprehensive income (loss)	343,275	116,714	226,561	(71,112)	(24,181)	(46,931)
Accumulated unrealized gains, net, on investments available for sale, end of period	$308,777	$104,988	$203,789	$84,702	$28,799	$55,903

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(18,016)	$(6,126)	$(11,890)	$(4,854)	$(1,651)	$(3,203)
Other comprehensive (loss) gain before reclassification	(46,509)	(15,813)	(30,696)	997	340	657
Effect on other comprehensive (loss) income	(46,509)	(15,813)	(30,696)	997	340	657
Accumulated unrealized losses, net, on interest rate swap, end of period	$(64,525)	$(21,939)	$(42,586)	$(3,857)	$(1,311)	$(2,546)

Accumulated other comprehensive (loss) income, beginning of period	$(52,514)	$(17,852)	$(34,662)	$150,960	$51,329	$99,631
Change in unrealized gains (losses), net, on investments available for sale	343,275	116,714	226,561	(71,112)	(24,181)	(46,931)
Change in unrealized (losses) gains, net, on interest rate swap	(46,509)	(15,813)	(30,696)	997	340	657
Effect on other comprehensive income (loss)	296,766	100,901	195,865	(70,115)	(23,841)	(46,274)
Accumulated other comprehensive income, end of period	$244,252	$83,049	$161,203	$80,845	$27,488	$53,357

7.	SEGMENT INFORMATION

The Company manages its business with four segments: fully-insured dental HMO and indemnity, fully-insured dental PPO, self-insured dental and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other consists of revenue associated with the Company’s dental indemnity and vision products underwritten by third-party insurance carriers and certain other corporate activities. These segments are consistent with information used by the Chief Executive Officer (the chief operating decision maker) in managing the business.

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $6,317,000 and $5,120,000 for the three months ended June 30, 2016 and 2015, respectively. The Company’s gross profit was approximately $11,833,000 and $10,002,000 for the six months ended June 30, 2016 and 2015, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2016			June 30, 2015

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$13,294	$9,898	$3,396	$12,359	$9,498	$2,861
Fully-insured dental PPO	5,567	3,803	1,764	4,797	3,672	1,125
Self-insured dental	7,065	6,094	971	6,940	5,973	967
Corporate, all other	186		186	167		167
Total	$26,112	$19,795	6,317	$24,263	$19,143	5,120

Investment income			70			57
Realized gains on investments, net			1			15
Other income			21			15

Insurance expense			5,713			5,057

Income before income tax			$696			$150

Total assets-corporate			$87,813

	Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$26,542	$20,492	$6,050	$24,594	$19,101	$5,493
Fully-insured dental PPO	11,145	7,725	3,420	9,369	7,167	2,202
Self-insured dental	14,616	12,625	1,991	14,160	12,195	1,965
Corporate, all other	372		372	342		342
Total	$52,675	$40,842	11,833	$48,465	$38,463	10,002

Investment income			138			116
Realized (losses) gains on investments, net			(51)			20
Other income			36			36

Insurance expense			10,763			9,690

Income before income tax			$1,193			$484

Total assets-corporate			$87,813

Inter-segment revenues were not significant for the three and six months ended June 30, 2016 and 2015.

8.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016				December 31, 2015
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit			$950	$950			$887	$887
Investment grade corporate bonds			7,492	7,492			7,144	7,144
Non-investment grade corporate bonds			604	604			678	678
Short-term investments
Money market funds		$14		14		$249		249
Federally-Insured certificates of deposit			351	351			200	200
Deferred compensation investments (a)
Equity mutual fund investments		661		661		645		645
State guarantee fund deposits (b)
Government securities		1,817		1,817		251		251
Federally-Insured certificates of deposit			75	75			75	75
Total		$2,492	$9,472	$11,964		$1,145	$8,984	$10,129

Liabilities
Interest rate swap (c)			$65	$65			$18	$18
Total	$		$65	$65	$		$18	$18

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

As of June 30, 2016 and December 31, 2015, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company has a mortgage note with a bank. The carrying value of the mortgage note of approximately $1,173,000 at June 30, 2016 approximates fair value. The Company did not have any transfers between fair value hierarchy levels during the three or six months ended June 30, 2016 or 2015. As of June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

9.	REDEEMABLE COMMON SHARES

On June 30, 2016, the Company delivered written notice to the holders of its (i) Redeemable Institutional Preferred Shares – 2010(A) Series, (ii) Redeemable Institutional Preferred Shares – 2012(A) Series, and (iii) Redeemable Institutional Preferred Shares – 2013(A) Series (collectively, the “Preferred Shares”), pursuant to which the Company exercised its right to redeem all of the Preferred Shares. The “Call Price” for each Preferred Share is 100% of the Adjusted Book Value per Preferred Share (as defined in the Company’s Articles of Incorporation), plus all accrued, but unpaid, dividends on each Preferred Share plus a 5% premium payable to holders of the 2012(A) Series and 2013(A) Series Preferred Shares. The holders of the Preferred Shares and the Company agreed to close the redemption on June 30, 2016, and on such date, the aggregate price paid for redemption of the Preferred Shares by the Company was $2,923,879.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges and individual dental HMO and PPO plans in Ohio and Kentucky. As of June 30, 2016, we had approximately 380,400 members in our dental and vision benefit programs with approximately 2,800 dentists participating in our dental HMO network, approximately 3,000 dentists participating in our DentaSelect dental PPO network and approximately 2,100 dentists in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,500 additional dentists in Ohio and Indiana and approximately 44,600 additional dentists throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges. With these network access arrangements, our exchange members have access to approximately 6,000 dentists across Ohio, Indiana, Pennsylvania, Georgia and Tennessee.

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

Highlights

–

We had net income of approximately $394,000 for the three months ended June 30, 2016 (the “2016 quarter”) compared to net income of approximately $85,000 for the three months ended June 30, 2015 (the “2015 quarter”). We had net income of approximately $676,000 for the six months ended June 30, 2016 (the “2016 period”) compared to net income of approximately $275,000 for the six months ended June 30, 2015 (the “2015 period”). The increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of $1,831,000 in the 2016 period as compared to the 2015 period, offset by an increase in insurance expense of approximately $1,073,000.

–

To date in 2016, our dental and vision product membership increased by approximately 18,200 members to approximately 380,400 members at June 30, 2016. This membership increase from December 31, 2015 is due to an increase in fully-insured dental HMO/IND membership of approximately 7,000 members, an increase in fully-insured dental PPO membership of approximately 9,800 members, and an increase in corporate, all other membership of approximately 2,600 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership. These membership increases were offset by a decrease in self-insured membership of approximately 1,200 members.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 79.4% in the 2015 period to 77.5% in the 2016 period. This loss ratio decrease is due primarily to the increase in fully insured exchange dental PPO product membership that has a lower than average loss ratio.

–

In March 2016, we paid a dividend of $40.47 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2015 of $39.86 per share to shareholders of record for all Redeemable Common Shares.

–

During the 2016 period, we sold an aggregate of 433 Class B and 1,766 Class C Redeemable Common Shares for net proceeds to the Company of approximately $2,280,000. The net proceeds, with available cash, was used to repurchase all outstanding shares of the Company’s Redeemable Institutional Preferred Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2016 quarter and the 2015 quarter, the 2016 period and the 2015 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	June 30, 2016	June 30, 2015	Change
Membership:
Fully-insured dental HMO/IND	165,200	157,500	4.9%
Fully-insured dental PPO	79,600	67,200	18.5%
Self-insured dental	96,800	93,500	3.5%
Corporate, all other	38,800	33,500	15.8%
Total membership	380,400	351,700	8.2%

	Three months ended	Three months ended
	June 30, 2016	June 30, 2015	Change
Premium revenue:
Fully-insured dental HMO/IND	$13,294	$12,359	7.6%
Fully-insured dental PPO	5,567	4,797	16.1%
Self-insured dental	7,065	6,940	1.8%
Corporate, all other	186	167	11.4%
Total premium revenue	26,112	24,263	7.6%

Investment income	70	57	22.8%
Realized gains on investments, net	1	15	(93.3%)
Other income	21	15	40.0%
Total revenue	26,204	24,350	7.6%

Healthcare services expense:
Fully-insured dental HMO/IND	9,898	9,498	4.2%
Fully-insured dental PPO	3,803	3,672	3.6%
Self-insured dental	6,094	5,973	2.0%

Total healthcare service expense	19,795	19,143	3.4%

Insurance expense	5,713	5,057	13.0%

Income tax expense	301	65	363.1%

Net income	$395	$85	364.7%

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015	Change
Premium revenue:
Fully-insured dental HMO/IND	$26,542	$24,594	7.9%
Fully-insured dental PPO	11,145	9,369	19.0%
Self-insured dental	14,616	14,160	3.2%
Corporate, all other	372	341	9.1%
Total premium revenue	52,675	48,464	8.7%

Investment income	138	116	19.0%
Realized (losses) gains on investments, net	(51)	20	(355.0%)
Other income	36	36	0.0%
Total revenue	52,798	48,636	8.6%

Healthcare services expense:
Fully-insured dental HMO/IND	20,492	19,101	7.3%
Fully-insured dental PPO	7,725	7,167	7.8%
Self-insured dental	12,625	12,195	3.5%

Total healthcare service expense	40,842	38,463	6.2%

Insurance expense	10,763	9,690	11.1%

Income tax expense	517	209	147.4%

Net income	$676	$274	146.7%

Membership

Our fully-insured dental HMO/IND membership increased by approximately 7,700 members as of June 30, 2016 from June 30, 2015. The increase in fully-insured dental HMO/IND membership is the result of new sales and growth in the membership within existing groups of 12,500, offset by the loss of approximately 4,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our fully insured dental PPO membership increased by approximately 12,400 members as of June 30, 2016 from June 30, 2015. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 20,500 members, offset by the loss of approximately 8,100 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our self-insured dental membership increased by approximately 3,300 members as of June 30, 2016 from June 30, 2015. This increase is primarily due to growth within existing employer groups.

Our corporate, all other membership increased by approximately 5,300 members as of June 30, 2016 from June 30, 2015. The increase is primarily the result of our vision plan membership.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2016 quarter increased by approximately $935,000 compared to the 2015 quarter. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $329,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2016 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $606,000.

Fully-insured dental HMO/IND premium revenue for the 2016 period increased by approximately $1,948,000 compared to the 2015 period. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $747,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2016 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $1,201,000.

Fully-insured dental PPO premium revenue for the 2016 quarter increased by approximately $770,000 compared to the 2015 quarter. Fully-insured dental PPO revenue increased by approximately $964,000 due to an increase in fully-insured PPO group and individual membership in the 2016 quarter. This increase in fully-insured PPO group and individual membership was offset by a decrease of approximately $194,000 due to a decrease in rates established for individual membership.

Fully-insured dental PPO premium revenue for the 2016 period increased by approximately $1,776,000 compared to the 2015 period. Fully-insured dental PPO revenue increased by approximately $2,001,000 due to an increase in fully-insured PPO group and individual membership in the 2016 period. This increase in fully-insured PPO group and individual membership was offset by a decrease of approximately $225,000 due to a decrease in rates established for individual membership.

Total self-insured dental revenue for the 2016 quarter increased approximately $125,000 compared to the 2015 quarter. An increase in self-insured membership in the 2016 quarter resulted in an increase in new self-insured revenue of approximately $211,000. This was offset by a decrease in the self-insured claim revenue of approximately $86,000 due to a decrease in the self-insured claim revenue on a PMPM basis.

Total self-insured dental revenue for the 2016 period increased approximately $456,000 compared to the 2015 period. An increase in self-insured membership in the 2016 period resulted in an increase in new self-insured revenue of approximately $400,000. Self-insured dental revenue increased by approximately $56,000 due to an overall increase in the self-insured claim revenue on a PMPM basis.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $131,000, to approximately $6,715,000 in the 2016 quarter from approximately $6,584,000 in the 2015 quarter. Self-insured claim revenue increased by approximately $200,000 in the 2016 quarter due to membership growth within existing employer groups. This was partially offset by a decrease in self-insured claim revenue of approximately $69,000 as a result of a decrease in self-insured claim revenue on a PMPM basis in the 2016 quarter.

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $465,000, to approximately $13,911,000 in the 2016 period from approximately $13,446,000 in the 2015 period. Self-insured claim revenue increased by approximately $380,000 in the 2016 period due to membership growth within existing employer groups. In addition, self-insured claim revenue increased approximately $85,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2016 period.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $6,000 to approximately $350,000 in the 2016 quarter from approximately $356,000 in the 2015 quarter. Self-insured ASO fees increased by approximately $10,800 due to membership growth within existing employer groups, offset by a decrease in average self-insured ASO fee rates of $16,800 on a PMPM basis for the 2016 quarter compared to the 2015 quarter.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $9,000 to approximately $705,000 in the 2016 period from approximately $714,000 in the 2015 period. Self-insured ASO fees increased by approximately $20,100 due to membership growth within existing employer groups, offset by a decrease in average self-insured ASO fee rates of $29,100 on a PMPM basis for the 2016 period compared to the 2015 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $31,000 in the 2016 period compared to the 2015 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $400,000 in the 2016 quarter compared to the 2015 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.6% from $20.12 PMPM in the 2015 quarter to $19.99 PMPM in the 2016 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $466,000. In addition, an increase of $50,000 is attributable to a fee schedule increase effective January 1, 2016. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $116,000 in the 2016 quarter compared to the 2015 quarter.

Fully-insured dental HMO/IND healthcare services expense increased by $1,391,000 in the 2016 period compared to the 2015 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.3% from $20.28 PMPM in the 2015 period to $20.74 PMPM in the 2016 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $933,000. In addition, an increase of $100,000 is attributable to a fee schedule increase effective January 1, 2016. Higher healthcare services utilization resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $358,000 in the 2016 period compared to the 2015 period.

Fully-insured dental PPO healthcare services expense increased by $131,000 in the 2016 quarter compared to the 2015 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 13.7%, from $18.28 PMPM in the 2015 quarter to $15.77 PMPM in the 2016 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $738,000. In addition, an increase of $88,000 is attributable to a fee schedule increase effective January 1, 2016 and a decrease of approximately $695,000 is attributable to lower healthcare services expense on a PMPM basis.

Fully-insured dental PPO healthcare services expense increased by $558,000 in the 2016 period compared to the 2015 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 11.2%, from $18.29 PMPM in the 2015 period to $16.24 PMPM in the 2016 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,531,000. In addition, an increase of $174,000 is attributable to a fee schedule increase effective January 1, 2016 and a decrease of approximately $1,147,000 is attributable to lower healthcare services expense on a PMPM basis.

Self-insured healthcare services expense increased by $121,000 in the 2016 quarter compared to the 2015 quarter, and self-insured healthcare services expense on a PMPM basis decreased by 1.0% from $21.14 PMPM in the 2015 quarter to $20.93 PMPM in the 2016 quarter. An increase in self-insured healthcare services expense of $180,000 was due to an increase in membership volume in the 2016 quarter compared to the 2015 quarter. In addition, an increase of $31,000 is attributable to a fee schedule increase effective January 1, 2016. Lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $90,000 in the 2016 quarter compared to the 2015 quarter.

Self-insured healthcare services expense increased by $430,000 in the 2016 period compared to the 2015 period, and self-insured healthcare services expense on a PMPM basis increased slightly by 0.7% from $21.51 PMPM in the 2015 period to $21.66 PMPM in the 2016 period. An increase in self-insured healthcare services expense of $344,000 was due to an increase in membership volume in the 2016 period compared to the 2015 period. In addition, an increase of $63,000 is attributable to a fee schedule increase effective January 1, 2016. Higher healthcare services utilization resulted in an increase in self-insured healthcare services expense of approximately $23,000 in the 2016 period compared to the 2015 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2016 quarter increased approximately $656,000 compared to the 2015 quarter. Consolidated insurance expense for the 2016 period increased approximately $1,073,000 compared to the 2015 period. The higher consolidated insurance expense for the 2016 quarter and period was primarily due to increases in salaries and wages, advertising expense, third party administrative fees and federal premium tax expense in 2016. Insurance expense as a percentage of total revenue, or the insurance expense ratio, was approximately 20.4% and 20.0% for the 2016 and the 2015 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and six months ended June 30, 2016 was 43.3% with tax expense of approximately $301,000 and $517,000, respectively. The effective tax for the three and six months ended June 30, 2015 was 43.3% with tax expense of approximately $65,000 and $209,000, respectively. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and 2011 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $2,367,000, or 20.3%, during the 2016 period to approximately $9,290,000 at June 30, 2016 from approximately $11,657,000 at December 31, 2015. The change in cash for the 2016 and 2015 period is summarized as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2016	June 30, 2015
Net cash provided by operating activities	$798	$140
Net cash used in investing activities	(1,571)	(1,002)
Net cash used in financing activities	(1,594)	(679)
Decrease in cash and cash equivalents	$(2,367)	$(1,541)

Cash Flows from Operating Activities

In the 2016 period, approximately $798,000 was provided by operating activities. We had net income of approximately $676,000. Due to claims activity and the timing of our payments, our claims payable liability increased approximately $324,000. Our non-cash deferred compensation activity was approximately $300,000 primarily due to current year vesting activity and an increase in current book value in the 2016 period. Deferred policy acquisition costs increased by approximately $1,733,000 primarily as a result of the increase in the fully-insured business renewed in January 2016. Other assets increased by approximately $348,000 primarily due to the increase in the prepaid expense. The federal premium tax increase is based on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operations of approximately $1,385,000. An increase in accounts receivable offset by an increase in premiums received in advance resulted in a decrease of cash of approximately $94,000 in the 2016 period. We paid $650,000 of federal income taxes in the 2016 period that related to our 2015 extension payment and 2016 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2015 period.

Cash Flows from Investing Activities

During the 2016 period, we made purchases totaling approximately $1,236,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. In addition, during the 2016 period we purchased a $1,540,000 U.S. Treasury Note for our new Ohio statutory deposit. Also during the 2016 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that together totaled approximately $1,248,000. The remaining net cash used in investing activities during the 2016 period was due to purchases in computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2016 period, we made scheduled principal payments of approximately $25,000 related to our office building mortgage and scheduled payments of approximately $152,000 related to our capital leases. During the 2016 period, we repurchased Redeemable Common Shares with a value of approximately $145,000. Also, we repurchased of all of our Institutional Preferred Shares with a value of approximately $2,805,000. Including the 5% premium of approximately $119,000 paid the holders of the 2012(A) and the 2013(A) series, the total price paid was approximately $2,924,000. We also paid dividends of approximately $442,000 to holders of our Redeemable Common Shares and approximately $68,000 to holders of our Redeemable Institutional Preferred Shares in the 2016 period. During the 2016 period we issued approximately $2,280,000 of new Redeemable Common Shares.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2015 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2016.

Financial Condition

Our consolidated cash and short term investments were approximately $9.7 million and $12.1 million as of June 30, 2016 and December 31, 2015, respectively. We expect to generate positive cash flow from operations during the balance of 2016. Based on total expenses for the six months ended June 30, 2016, we estimate that we had approximately 34 days of cash and short term investments on hand at June 30, 2016. In addition, the Company has access to approximately $9.0 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2016 period or the 2015 period. As of June 30, 2016 and December 31, 2015, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2017. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2016 period or the 2015 period. At June 30, 2016 and December 31, 2015, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2017. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at June 30, 2016 and December 31, 2015.

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

A.M. Best Company assigns a rating to companies based on their ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2016, A.M. Best Company affirmed our financial strength rating at B+ (Good) with a stable outlook based on DCP’s positive operating performance and improved capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of June 30, 2016 and December 31, 2015, we considered actual paid claim data from July 2016 and January 2016. As a result, we were able to use the completion factors approach for all historical months at June 30, 2016 and December 31, 2015.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of June 30, 2016 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		6/30/2016

(0.5)%		$3,855,973
0%	(estimate used)	3,576,969
0.5%		3,380,236

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

	Healthcare Service Expense

	2016		2015

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,047	$20.66	$19,320	$20.44
Second Quarter	19,795	19.26	19,143	20.03
Third Quarter			19,664	20.28
Fourth Quarter			18,557	19.04

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

Our portfolio includes approximately $8,096,000 and $7,822,000 of corporate bonds, approximately $14,000 and $249,000 of money market funds and approximately $1,301,000 and $1,087,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2016 and December 31, 2015, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

At June 30, 2016, our portfolio included approximately $3,826,000 of these shorter duration investment grade corporate bonds.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $265,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $201,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At June 30, 2016 and December 31, 2015, we had a mortgage note with a bank with an outstanding principal balance of $1,173,000 and $1,198,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the second quarter of 2016, we sold a total of 1,500 Class C Redeemable Common Shares in a private placement to accredited investors. These shares were sold in May and June 2016 with a per share price of $1,019.14 and $1,046.47, respectively. We also sold 413 Class B Redeemable Common Shares at a price of $1,046.47 per share in June 2016. We repurchased and retired 2 Class A Redeemable Common Shares and 22 Class B Redeemable Common Shares during the three months ended June 30, 2016 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2016	2	22	0	$1,009.33	0	N/A
May 1 – May 31, 2016	0	0	0	$1,019.14	0	N/A
June 1 – June 30, 2016	0	0	0	$1,046.47	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

On June 30, 2016, we delivered written notice to the holders of our (i) Redeemable Institutional Preferred Shares – 2010(A) Series, (ii) Redeemable Institutional Preferred Shares – 2012(A) Series, and (iii) Redeemable Institutional Preferred Shares – 2013(A) Series (collectively, the “Preferred Shares”), pursuant to which we exercised our right to redeem all of the Preferred Shares. The “Call Price” for each Preferred Share is 100% of the Adjusted Book Value per Preferred Share (as defined in the Company’s Articles of Incorporation), plus all accrued, but unpaid, dividends on each Preferred Share. The call prices for the 2010(A) Series, the 2012(A) Series and the 2013(A) Series Preferred Shares were $1,429.40, $1,237.76 and $1,138.49, respectively. We also paid the holders of the 2012(A) Series and 2013(A) Series Preferred Shares a 5% premium for early redemption. We and the holders of the Preferred Shares agreed to close the redemption on June 30, 2016, and on such date, the aggregate price we paid for redemption of the Preferred Shares was $2,923,879.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

10.1

Eleventh Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2016, dated May 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2016).*

10.2

Compensation Agreement Restricted Share Units (RSA) Agreement effective January 1, 2016, dated May 31, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2016). *

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language).

* Reflects management contracts or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

August 12, 2016	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 12, 2016	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

10.1

Eleventh Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2016, dated May 31, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2016).*

10.2

Compensation Agreement Restricted Share Units (RSA) Agreement effective January 1, 2016, dated May 31, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2016). *

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language).

______________

* Reflects management contracts or compensatory plan or arrangement.