Form 10-Q
period 2016-09-30
DCP Holding CO
filed 2016-11-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of September 30, 2016, there were 507, 8,437 and 3,771 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,656,000 and $8,745,000 at September 30, 2016 and December 31, 2015, respectively	$8,890,561	$8,708,799
Short-term investments, available for sale at fair value, cost of $510,000 and $449,000 at September 30, 2016 and December 31, 2015, respectively	510,564	449,457
Total investments	9,401,125	9,158,256

CASH AND CASH EQUIVALENTS	9,983,246	11,657,287

ACCRUED INVESTMENT INCOME	72,775	75,257

ACCOUNTS RECEIVABLE, including uncollected premiums of $938,690 and $785,942, net of allowance of $23,675 and $14,715 at September 30, 2016 and December 31, 2015, respectively	51,195,060	31,741,166

DEFERRED ACQUISITION COSTS	3,302,149	2,012,604

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,523,178 and $3,168,946 at September 30, 2016 and December 31, 2015, respectively	2,562,410	2,700,909

OTHER ASSETS	4,697,710	2,998,073

TOTAL ASSETS	$81,214,475	$60,343,552

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,295,156	$3,253,346

UNEARNED PREMIUM REVENUE	51,950,762	32,631,117

OTHER PAYABLES AND ACCRUALS	6,843,599	5,565,495

MORTGAGE LOAN PAYABLE	1,160,600	1,198,400

CAPITAL LEASE OBLIGATIONS	637,903	869,456

DEFERRED COMPENSATION	3,548,453	3,287,065

TOTAL LIABILITIES	67,436,473	46,804,879

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, zero shares at September 30, 2016 and 300 shares at December 31, 2015		420,515
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, zero shares at September 30, 2016 and 1,000 shares December 31, 2015		1,213,791
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, zero shares at September 30, 2016 and 1,000 shares December 31, 2015		1,116,442
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 507 and 516 shares at September 30, 2016 and December 31, 2015, respectively	549,386	522,045
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,437 and 8,142 shares at September 30, 2016 and December 31, 2015, respectively	9,142,352	8,237,390
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 and 2,005 shares at September 30, 2016 and December 31, 2015	4,086,264	2,028,490

Total redeemable preferred and common shares	13,778,002	13,538,673

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none outstanding

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$81,214,475	$60,343,552

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES
Premium revenue	$26,734,505	$25,261,384	$79,409,241	$73,725,845
Investment income	68,498	67,875	206,966	183,877
Realized gains on investments, net	99,558	11,137	48,233	31,364
Other income	10,384	10,384	46,728	46,728
Total revenues	26,912,945	25,350,780	79,711,168	73,987,814

EXPENSES
Healthcare services expense	20,311,592	19,663,702	61,154,178	58,126,663
Insurance expense:
Salaries and benefits expense	2,150,771	1,968,217	6,605,983	5,635,583
Commission expenses and other acquisition costs	1,435,961	1,407,888	4,033,805	4,009,843
Other insurance expense	1,858,026	1,678,741	5,567,876	5,099,432
Total insurance expense	5,444,758	5,054,846	16,207,664	14,744,858
Total expenses	25,756,350	24,718,548	77,361,842	72,871,521

INCOME BEFORE INCOME TAX	1,156,595	632,232	2,349,326	1,116,293

INCOME TAX EXPENSE	501,616	273,566	1,018,419	483,005

NET INCOME	654,979	358,666	1,330,907	633,288

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax (benefit) of $3,176, ($9,782), ($12,638) and ($9,442), respectively	6,163	(18,987)	(24,532)	(18,330)
Change in the fair value of investments, net of income tax (benefit) of ($2,939), ($19,439), $96,324 and ($36,742), respectively	(5,705)	(37,731)	186,982	(71,313)
Reclassification adjustment for realized gains included in net income, net of income tax (benefit) of ($20,842), $3,786, ($3,392) and $10,664, respectively	(40,459)	(7,351)	(6,584)	(20,700)
Total other comprehensive income (loss)	(40,001)	(64,069)	155,866	(110,343)

TOTAL COMPREHENSIVE INCOME	$614,978	$294,597	$1,486,773	$522,945

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,330,907	$633,288
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	368,113	348,457
Realized gain on investments, net	(48,233)	(31,364)
Deferred compensation	434,409	407,607
Effects of changes in operating assets and liabilities:
Accrued investment income	2,482	9,502
Accounts receivable	(19,453,894)	(6,298,385)
Deferred acquisition costs	(1,289,545)	(419,549)
Other assets	(208,730)	(241,389)
Claims payable	41,810	(307,765)
Unearned premium revenue	19,319,645	7,268,612
Other payables and accruals	1,284,815	(219,261)

Net cash provided by operating activities	1,781,779	1,149,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,419,358)	(3,879,199)
Sales of investments	2,712,964	2,402,414
Maturities of investments	200,000	500,000
Investment, other		(2,000)
Acquisition of property and equipment	(224,556)	(359,774)

Net cash used in investing activities	(1,730,950)	(1,338,559)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(37,800)	(36,900)
Payments on capital lease	(231,553)	(183,365)
Repurchase of redeemable common shares	(184,461)	(211,305)
Repurchase of redeemable preferred shares	(2,805,064)
Extinguishment cost of redeemable preferred shares	(118,812)
Redeemable shares issued	2,280,066	1,600,235
Issuance cost of redeemable shares	(116,833)	(98,120)
Dividends paid	(510,413)	(447,223)

Net cash used in financing activities	(1,724,870)	623,322

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,674,041)	434,516

CASH AND CASH EQUIVALENTS—Beginning of period	11,657,287	9,189,994

CASH AND CASH EQUIVALENTS—End of period	$9,983,246	$9,624,510

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$53,500	$51,500
Cash paid for income taxes	855,000	705,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$49,560	$23,481
Redeemable common shares to be issued in lieu of cash payment of deferred compensation	173,021	164,407
Deferred restricted shares in lieu of cash dividend	101,840	64,564
Purchased property and equipment (included in other payables and accruals)		2,358

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. Dentists who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired dentists, Company board members, non-dentist individuals and employees. The Company primarily offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2015 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2015 filed with the Commission on March 23, 2016. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $51,951,000 and $32,631,000 at September 30, 2016 and December 31, 2015, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in unbilled accounts receivable were approximately $50,257,000 and $30,955,000 at September 30, 2016 and December 31, 2015, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,694,000 and $1,676,000 at September 30, 2016 and December 31, 2015, respectively. Management has determined that as of September 30, 2016 and December 31, 2015, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $753,000 and $760,000 and amortized approximately $1,196,000 and $1,104,000 of these capitalized costs for the three months ended September 30, 2016 and 2015, respectively. The Company capitalized deferred acquisition costs of approximately $4,847,000 and $3,698,000 and amortized approximately $3,557,000 and $3,278,000 of these capitalized costs for the nine months ended September 30, 2016 and 2015, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our Company's consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. We expect to identify similar lease obligations under ASU 2016-02. As a result, we expect the timing and amounts of our expense to remain similar.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,090,000 as of September 30, 2016 and December 31, 2015. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $220,000 and $249,000 as of September 30, 2016 and December 31, 2015, respectively. The Company invested in corporate bonds with an amortized cost of approximately $7,856,000 and $7,855,000 as of September 30, 2016 and December 31, 2015, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at September 30, 2016, which consisted primarily of investment grade securities. At September 30, 2016, total bond fair value was approximately $8,080,000, which consisted of approximately $7,499,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $581,000 had a credit rating of BB+ or lower. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.1% at September 30, 2016. The weighted average maturity of the Company’s corporate bonds was 5.07 years at September 30, 2016.

At September 30, 2016 and December 31, 2015, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
September 30, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$290,000	$290,865	3.1%
Years 1-5	5,890,474	5,993,137	65.3%
Years 5-10	2,597,838	2,725,128	29.7%
Due after ten years	167,584	172,296	1.9%

Total	$8,945,896	$9,181,426	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2015	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$200,000	$200,324	2.2%
Years 1-5	6,089,269	6,047,291	67.9%
Years 5-10	2,528,939	2,535,648	28.5%
Due after ten years	126,547	125,860	1.4%

Total	$8,944,755	$8,909,123	100.0%

Investments classified at September 30, 2016 and December 31, 2015 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2016	Cost	Gain	Loss	Value

Money market fund	$219,699			$219,699

Certificates of deposit, short term	290,000	$865		290,865

Certificates of deposit, fixed maturities	800,000	10,236		810,236

Corporate bonds, fixed maturities	7,855,896	238,216	(13,787)	8,080,325

Total investments	$9,165,595	$249,317	$(13,787)	$9,401,125

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value

Money market fund	$249,133			$249,133

Certificates of deposit, short term	200,000	$324		200,324

Certificates of deposit, fixed maturities	890,000	302	$(3,552)	886,750

Corporate bonds, fixed maturities	7,854,755	83,037	(115,743)	7,822,049

Total investments	$9,193,888	$83,663	$(119,295)	$9,158,256

Unrealized losses on investments at September 30, 2016 and December 31, 2015 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at September 30, 2016 or December 31, 2015.

4.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. In 2016, the non-employee members of the Board were granted a total of 228 share based awards. In 2016, key employees were granted 89 share based awards. The Company recorded deferred compensation expense of approximately $125,000 and $46,000 related to deferred share awards and the change in the value of phantom shares for the three months ended September 30, 2016 and 2015, respectively. The Company recorded deferred compensation expense of approximately $15,000 and $26,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2016 and 2015, respectively. The Company recorded deferred compensation expense of approximately $399,000 and $371,000 related to deferred share awards and the change in the value of phantom shares for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded deferred compensation expense of approximately $40,000 and $112,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2016 and 2015, respectively. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares.

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

At September 30, 2016 and December 31, 2015, the deferred compensation liability was approximately $3,548,000 and $3,287,000, respectively.

5.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and nine months ended September 30, 2016 was 43.3% with tax expense of approximately $502,000 and $1,018,000, respectively. The effective tax for the three and nine months ended September 30, 2015 was 43.3% with tax expense of approximately $274,000 and $483,000, respectively. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and 2011 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	September 30, 2016			September 30, 2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net, on investments available for sale, beginning of period	$308,777	$104,988	$203,789	$84,702	$28,799	$55,903
Other comprehensive loss before reclassification	(8,644)	(2,939)	(5,705)	(57,170)	(19,439)	(37,731)
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(61,301)	(20,842)	(40,459)	(11,137)	(3,786)	(7,351)
Effect on other comprehensive loss	(69,945)	(23,781)	(46,164)	(68,307)	(23,225)	(45,082)
Accumulated unrealized gains, net, on investments available for sale, end of period	$238,832	$81,207	$157,625	$16,395	$5,574	$10,821

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(64,525)	$(21,940)	$(42,585)	$(3,857)	$(1,311)	$(2,546)
Other comprehensive income (loss) before reclassification	9,339	3,176	6,163	(28,769)	(9,782)	(18,987)
Effect on other comprehensive income (loss)	9,339	3,176	6,163	(28,769)	(9,782)	(18,987)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(55,186)	$(18,764)	$(36,422)	$(32,626)	$(11,093)	$(21,533)

Accumulated other comprehensive income, beginning of period	$244,252	$83,048	$161,204	$80,845	$27,488	$53,357
Change in unrealized losses, net, on investments available for sale	(69,945)	(23,781)	(46,164)	(68,307)	(23,225)	(45,082)
Change in unrealized gains (losses), net, on interest rate swap	9,339	3,176	6,163	(28,769)	(9,782)	(18,987)
Effect on other comprehensive loss	(60,606)	(20,605)	(40,001)	(97,076)	(33,007)	(64,069)
Accumulated other comprehensive income (loss), end of period	$183,646	$62,443	$121,203	$(16,231)	$(5,519)	$(10,712)

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (losses) gains, net, on investments available for sale, beginning of period	$(34,498)	$(11,725)	$(22,773)	$155,814	$52,980	$102,834
Other comprehensive income (loss) before reclassification	283,306	96,324	186,982	(108,055)	(36,742)	(71,313)
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(9,976)	(3,392)	(6,584)	(31,364)	(10,664)	(20,700)
Effect on other comprehensive income (loss)	273,330	92,932	180,398	(139,419)	(47,406)	(92,013)
Accumulated unrealized gains, net, on investments available for sale, end of period	$238,832	$81,207	$157,625	$16,395	$5,574	$10,821

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(18,016)	$(6,126)	$(11,890)	$(4,854)	$(1,651)	$(3,203)
Other comprehensive loss before reclassification	(37,170)	(12,638)	(24,532)	(27,772)	(9,442)	(18,330)
Effect on other comprehensive loss	(37,170)	(12,638)	(24,532)	(27,772)	(9,442)	(18,330)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(55,186)	$(18,764)	$(36,422)	$(32,626)	$(11,093)	$(21,533)

Accumulated other comprehensive (loss) income, beginning of period	$(52,514)	$(17,851)	$(34,663)	$150,960	$51,329	$99,631
Change in unrealized gains (losses), net, on investments available for sale	273,330	92,932	180,398	(139,419)	(47,406)	(92,013)
Change in unrealized losses net, on interest rate swap	(37,170)	(12,638)	(24,532)	(27,772)	(9,442)	(18,330)
Effect on other comprehensive income (loss)	236,160	80,294	155,866	(167,191)	(56,848)	(110,343)
Accumulated other comprehensive income (loss), end of period	$183,646	$62,443	$121,203	$(16,231)	$(5,519)	$(10,712)

7.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $6,422,000 and $5,597,000 for the three months ended September 30, 2016 and 2015, respectively. The Company’s gross profit was approximately $18,255,000 and $15,599,000 for the nine months ended September 30, 2016 and 2015, respectively.

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2016			September 30, 2015

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$13,373	$9,859	$3,514	$12,405	$9,312	$3,093
Fully-insured dental PPO	5,582	3,878	1,704	4,852	3,559	1,293
Self-insured dental	7,584	6,575	1,009	7,836	6,793	1,043
Corporate, all other	195		195	168		168
Total	$26,734	$20,312	6,422	$25,261	$19,664	5,597

Investment income			69			68
Realized gains on investments, net			100			11
Other income			10			10

Insurance expense			5,444			5,054

Income before income tax			$1,157			$632

Total assets-corporate			$81,214

	Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$39,915	$30,351	$9,564	$36,999	$28,413	$8,586
Fully-insured dental PPO	16,727	11,603	5,124	14,221	10,726	3,495
Self-insured dental	22,200	19,200	3,000	21,996	18,988	3,008
Corporate, all other	567		567	510		510
Total	$79,409	$61,154	18,255	$73,726	$58,127	15,599

Investment income			207			184
Realized (losses) gains on investments, net			48			31
Other income			47			47

Insurance expense			16,208			14,745

Income before income tax			$2,349			$1,116

Total assets-corporate			$81,214

Inter-segment revenues were not significant for the three and nine months ended September 30, 2016 and 2015.

8.	FAIR VALUE MEASUREMENTS

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$810	$810		$887	$887
Investment grade corporate bonds		7,499	7,499		7,144	7,144
Non-investment grade corporate bonds		581	581		678	678
Short-term investments
Money market funds	$220		220	$249		249
Federally-Insured certificates of deposit		291	291		200	200
Deferred compensation investments (a)
Equity mutual fund investments	716		716	645		645
State guarantee fund deposits (b)
Government securities	1,794		1,794	251		251
Federally-Insured certificates of deposit		75	75		75	75
Total	$2,730	$9,256	$11,986	$1,145	$8,984	$10,129

Liabilities
Interest rate swap (c)		$55	$55		$18	$18
Total		$55	$55		$18	$18

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

As of September 30, 2016 and December 31, 2015, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company has a mortgage note with a bank. The carrying value of the mortgage note of approximately $1,160,000 at September 30, 2016 approximates fair value. The Company did not have any transfers between fair value hierarchy levels during the three or nine months ended September 30, 2016 or 2015. As of September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

9.	REDEEMABLE COMMON SHARES

On June 30, 2016, the Company delivered written notice to the holders of its (i) Redeemable Institutional Preferred Shares – 2010(A) Series, (ii) Redeemable Institutional Preferred Shares – 2012(A) Series, and (iii) Redeemable Institutional Preferred Shares – 2013(A) Series (collectively, the “Preferred Shares”), pursuant to which the Company exercised its right to redeem all of the Preferred Shares. The “Call Price” for each Preferred Share was 100% of the Adjusted Book Value per Preferred Share (as defined in the Company’s Articles of Incorporation), plus all accrued, but unpaid, dividends on each Preferred Share plus a 5% premium payable to holders of the 2012(A) Series and 2013(A) Series Preferred Shares. The holders of the Preferred Shares and the Company agreed to close the redemption on June 30, 2016, and on such date, the aggregate price paid for redemption of the Preferred Shares by the Company was $2,923,876.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to Ohio, Kentucky and Indiana employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges and individual dental HMO and PPO plans in Ohio and Kentucky. As of September 30, 2016, we had approximately 380,200 members in our dental and vision benefit programs with approximately 2,900 dentists participating in our dental HMO network, approximately 3,100 dentists participating in our DentaSelect dental PPO network and approximately 2,200 dentists in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of dentists under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,600 additional dentists in Ohio and Indiana and approximately 45,000 additional dentists throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges. With these network access arrangements, our exchange members have access to approximately 6,000 dentists across Ohio, Indiana, Pennsylvania, Georgia and Tennessee.

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

Strategy

Our strategy focuses on providing solutions to employers and individuals to manage the rising cost of dental care by leveraging our products that give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members, brokers and dentists. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

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

Highlights

–

We had net income of approximately $655,000 for the three months ended September 30, 2016 (the “2016 quarter”) compared to net income of approximately $358,000 for the three months ended September 30, 2015 (the “2015 quarter”). We had net income of approximately $1,331,000 for the nine months ended September 30, 2016 (the “2016 period”) compared to net income of approximately $633,000 for the nine months ended September 30, 2015 (the “2015 period”). The increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of $2,656,000 in the 2016 period as compared to the 2015 period, offset by an increase in insurance expense of approximately $1,463,000.

–

To date in 2016, our dental and vision product membership increased by approximately 18,000 members to approximately 380,200 members at September 30, 2016. This membership increase from December 31, 2015 is due to an increase in fully-insured dental HMO/IND membership of approximately 8,500 members, an increase in fully-insured dental PPO membership of approximately 9,200 members, and an increase in corporate, all other membership of approximately 2,100 members. The increase in corporate, all other membership is primarily due to an increase in our vision PPO membership. These membership increases were offset by a decrease in self-insured membership of approximately 1,800 members.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 78.8% in the 2015 period to 77.0% in the 2016 period. This loss ratio decrease is due primarily to the increase in fully insured exchange dental PPO product membership that has a lower than average loss ratio.

–

In March 2016, we paid a dividend of $40.47 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2015 of $39.86 per share to shareholders of record for all Redeemable Common Shares.

–

During the 2016 period, we sold an aggregate of 433 Class B and 1,766 Class C Redeemable Common Shares of approximately $2,280,000. The net proceeds, with available cash, was used to repurchase all outstanding shares of the Company’s Redeemable Institutional Preferred Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2016 quarter and the 2015 quarter, the 2016 period and the 2015 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	September 30, 2016	September 30, 2015	Change
Membership:
Fully-insured dental HMO/IND	166,700	157,900	5.6%
Fully-insured dental PPO	79,000	67,800	16.5%
Self-insured dental	96,200	98,000	(1.8%)
Corporate, all other	38,300	33,800	13.3%
Total membership	380,200	357,500	6.3%

	Three months ended	Three months ended
	September 30, 2016	September 30, 2015	Change
Premium revenue:
Fully-insured dental HMO/IND	$13,373	$12,405	7.8%
Fully-insured dental PPO	5,582	4,852	15.0%
Self-insured dental	7,584	7,836	(3.2%)
Corporate, all other	195	168	16.1%
Total premium revenue	26,734	25,261	5.8%

Investment income	69	68	1.5%
Realized gains on investments, net	100	11	809.1%
Other income	10	10	0.0%
Total revenue	26,913	25,350	6.2%

Healthcare services expense:
Fully-insured dental HMO/IND	9,859	9,312	5.9%
Fully-insured dental PPO	3,878	3,559	9.0%
Self-insured dental	6,575	6,793	(3.2%)
Total healthcare service expense	20,312	19,664	3.3%

Insurance expense	5,444	5,054	7.7%

Income tax expense	502	274	83.2%

Net income	$655	$358	83.0%

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015	Change
Premium revenue:
Fully-insured dental HMO/IND	$39,915	$36,999	7.9%
Fully-insured dental PPO	16,727	14,221	17.6%
Self-insured dental	22,200	21,996	0.9%
Corporate, all other	567	510	11.2%
Total premium revenue	79,409	73,726	7.7%

Investment income	207	184	12.5%
Realized (losses) gains on investments, net	48	31	54.8%
Other income	47	47	0.0%
Total revenue	79,711	73,988	7.7%

Healthcare services expense:
Fully-insured dental HMO/IND	30,351	28,413	6.8%
Fully-insured dental PPO	11,603	10,726	8.2%
Self-insured dental	19,200	18,988	1.1%
Total healthcare service expense	61,154	58,127	5.2%

Insurance expense	16,208	14,745	9.9%

Income tax expense	1,018	483	110.8%

Net income	$1,331	$633	110.3%

Membership

Our fully-insured dental HMO/IND membership increased by approximately 8,800 members as of September 30, 2016 from September 30, 2015. The increase in fully-insured dental HMO/IND membership is the result of new sales of 13,100, offset by the loss of approximately 4,300 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our fully insured dental PPO membership increased by approximately 11,200 members as of September 30, 2016 from September 30, 2015. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 18,600 members, offset by the loss of approximately 7,400 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our self-insured dental membership decreased by approximately 1,800 members as of September 30, 2016 from September 30, 2015. This decrease is primarily due to a reduction within existing employer groups.

Our corporate, all other membership increased by approximately 4,500 members as of September 30, 2016 from September 30, 2015. The increase is primarily the result of our vision plan membership.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2016 quarter increased by approximately $968,000 compared to the 2015 quarter. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $311,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2016 quarter resulted in an increase in fully-insured dental HMO/IND premiums of approximately $657,000.

Fully-insured dental HMO/IND premium revenue for the 2016 period increased by approximately $2,916,000 compared to the 2015 period. Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $1,057,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured HMO/IND membership in the 2016 period resulted in an increase in fully-insured dental HMO/IND premiums of approximately $1,859,000.

Fully-insured dental PPO premium revenue for the 2016 quarter increased by approximately $730,000 compared to the 2015 quarter. Fully-insured dental PPO revenue increased by approximately $864,000 due to an increase in fully-insured PPO group and individual membership in the 2016 quarter. This increase in fully-insured PPO group and individual membership was offset by a decrease of approximately $134,000 due to a decrease in rates established for individual membership.

Fully-insured dental PPO premium revenue for the 2016 period increased by approximately $2,506,000 compared to the 2015 period. Fully-insured dental PPO revenue increased by approximately $2,865,000 due to an increase in fully-insured PPO group and individual membership in the 2016 period. This increase in fully-insured PPO group and individual membership was offset by a decrease of approximately $359,000 due to a decrease in rates established for individual membership.

Total self-insured dental revenue for the 2016 quarter decreased approximately $252,000 compared to the 2015 quarter. A decrease in self-insured membership in the 2016 quarter resulted in a decrease in new self-insured revenue of approximately $127,000. In addition, there was a decrease in the self-insured claim revenue of approximately $125,000 due to a decrease in the self-insured claim revenue on a PMPM basis.

Total self-insured dental revenue for the 2016 period increased approximately $204,000 compared to the 2015 period. An increase in self-insured membership during the 2016 period resulted in an increase in new self-insured revenue of approximately $287,000. This was partially offset by a decrease in the self-insured claim revenue of approximately $83,000 due to an overall decrease in the self-insured claim revenue on a PMPM basis.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue decreased approximately $245,000, to approximately $7,241,000 in the 2016 quarter from approximately $7,486,000 in the 2015 quarter. Self-insured claim revenue decreased by approximately $121,000 in the 2016 quarter due to a decrease in membership within existing employer groups. In addition, there was a decrease in self-insured claim revenue of approximately $124,000 as a result of a decrease in self-insured claim revenue on a PMPM basis in the 2016 quarter.

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $219,000, to approximately $21,152,000 in the 2016 period from approximately $20,933,000 in the 2015 period. Self-insured claim revenue increased by approximately $273,000 in the 2016 period due to an increase in membership within existing employer groups. This was partially offset by a decrease in self-insured claim revenue of approximately $54,000 as a result of a decrease in self-insured claim revenue on a PMPM basis in the 2016 period.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $7,000 to approximately $343,000 in the 2016 quarter from approximately $350,000 in the 2015 quarter. Self-insured ASO fees decreased by approximately $6,000 due to a membership reduction within existing employer groups and by approximately $1,000 due to a decrease in the average self-insured ASO fee rates on a PMPM basis for the 2016 quarter compared to the 2015 quarter.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $15,000 to approximately $1,048,000 in the 2016 period from approximately $1,063,000 in the 2015 period. Self-insured ASO fees increased by approximately $14,000 due to membership growth within existing employer groups, offset by a decrease of approximately $29,000 due to a decrease in the average self-insured ASO fee rates on a PMPM basis for the 2016 period compared to the 2015 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $57,000 in the 2016 period compared to the 2015 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense increased by $547,000 in the 2016 quarter compared to the 2015 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased slightly by 0.6% from $19.68 PMPM in the 2015 quarter to $19.79 PMPM in the 2016 quarter. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $494,000. In addition, an increase of $49,000 is attributable to fee schedule increases effective January 1, 2016. Higher healthcare services utilization resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $4,000 in the 2016 quarter compared to the 2015 quarter.

Fully-insured dental HMO/IND healthcare services expense increased by $1,938,000 in the 2016 period compared to the 2015 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.7% from $20.08 PMPM in the 2015 period to $20.42 PMPM in the 2016 period. An increase in fully-insured dental HMO/IND membership resulted in an increase in fully-insured dental HMO/IND healthcare services expense of $1,427,000. In addition, an increase of $149,000 is attributable to fee schedule increases effective January 1, 2016. Higher healthcare services utilization resulted in an increase in fully-insured dental HMO/IND healthcare services expense of approximately $362,000 in the 2016 period compared to the 2015 period.

Fully-insured dental PPO healthcare services expense increased by $319,000 in the 2016 quarter compared to the 2015 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 7.5%, from $17.54 PMPM in the 2015 quarter to $16.22 PMPM in the 2016 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $634,000. In addition, an increase of $84,000 is attributable to fee schedule increases effective January 1, 2016 and a decrease of approximately $399,000 is attributable to lower healthcare services expense on a PMPM basis.

Fully-insured dental PPO healthcare services expense increased by $877,000 in the 2016 period compared to the 2015 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 10.0%, from $18.03 PMPM in the 2015 period to $16.23 PMPM in the 2016 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $2,160,000. In addition, an increase of $258,000 is attributable to fee schedule increases effective January 1, 2016 and a decrease of approximately $1,541,000 is attributable to lower healthcare services expense on a PMPM basis.

Self-insured healthcare services expense decreased by $218,000 in the 2016 quarter compared to the 2015 quarter, and self-insured healthcare services expense on a PMPM basis decreased by 1.6% from $23.11 PMPM in the 2015 quarter to $22.73 PMPM in the 2016 quarter. A decrease in self-insured healthcare services expense of $110,000 was due to a decrease in membership volume in the 2016 quarter compared to the 2015 quarter. Lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $141,000 in the 2016 quarter compared to the 2015 quarter. These decreases were offset by an increase of $33,000 attributable to fee schedule increases effective January 1, 2016.

Self-insured healthcare services expense increased by $212,000 in the 2016 period compared to the 2015 period, and self-insured healthcare services expense on a PMPM basis decreased slightly by 0.2% from $22.06 PMPM in the 2015 period to $22.02 PMPM in the 2016 period. An increase in self-insured healthcare services expense of $248,000 was due to an increase in membership volume in the 2016 period compared to the 2015 period. In addition, an increase of $96,000 is attributable to fee schedule increases effective January 1, 2016. Lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $132,000 in the 2016 period compared to the 2015 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2016 quarter increased approximately $390,000 compared to the 2015 quarter. Consolidated insurance expense for the 2016 period increased approximately $1,463,000 compared to the 2015 period. The higher consolidated insurance expense for the 2016 quarter and period was primarily due to increases in salaries and wages, advertising expense, third party administrative fees and federal premium tax expense in 2016. Insurance expense as a percentage of total premium revenue, or the insurance expense ratio, was approximately 20.4% and 20.0% for the 2016 and the 2015 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three and nine months ended September 30, 2016 was 43.3% with tax expense of approximately $502,000 and $1,018,000, respectively. The effective tax rate for the three and nine months ended September 30, 2015 was 43.3% with tax expense of approximately $274,000 and $483,000, respectively. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and 2011 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $1,674,000, or 14.4%, during the 2016 period to approximately $9,983,000 at September 30, 2016 from approximately $11,657,000 at December 31, 2015. The change in cash for the 2016 and 2015 period is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Net cash provided by operating activities	$1,782	$1,150
Net cash used in investing activities	(1,731)	(1,339)
Net cash used in financing activities	(1,725)	624
Decrease in cash and cash equivalents	$(1,674)	$435

Cash Flows from Operating Activities

In the 2016 period, approximately $1,782,000 was provided by operating activities. We had net income of approximately $1,331,000. Our non-cash deferred compensation activity was approximately $434,000 primarily due to current year vesting activity and an increase in current book value in the 2016 period. Deferred policy acquisition costs increased by approximately $1,290,000 primarily as a result of the increase in the fully-insured business renewed in January 2016. Other assets increased by approximately $209,000 primarily due to the increase in the prepaid expense, which is the result of the federal premium tax increase on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operating activities of approximately $1,285,000. An increase in accounts receivable offset by an increase in unearned premium revenue resulted in a decrease of cash of approximately $134,000 in the 2016 period. We paid $855,000 of federal income taxes in the 2016 period that related to our 2015 extension payment and 2016 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2015 period.

Cash Flows from Investing Activities

During the 2016 period, we made purchases totaling approximately $2,879,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. In addition, during the 2016 period we purchased a $1,540,000 U.S. Treasury Note for our new Ohio statutory deposit. Also during the 2016 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that together totaled approximately $2,913,000. The remaining net cash used in investing activities during the 2016 period was due to purchases in computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2016 period, we made scheduled principal payments of approximately $38,000 related to our office building mortgage and scheduled payments of approximately $232,000 related to our capital leases. During the 2016 period, we repurchased Redeemable Common Shares with a value of approximately $184,000. Also, we repurchased all of our Institutional Preferred Shares with a value of approximately $2,805,000, and including the 5% premium of approximately $119,000 paid to the holders of the 2012(A) and the 2013(A) series, the total price paid was approximately $2,924,000. We also paid dividends of approximately $442,000 to holders of our Redeemable Common Shares and approximately $68,000 to holders of our Redeemable Institutional Preferred Shares in the 2016 period. During the 2016 period, we issued approximately $2,280,000 of new Redeemable Common Shares.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2015 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2016.

Financial Condition

Our consolidated cash and short term investments were approximately $10.5 million and $12.1 million as of September 30, 2016 and December 31, 2015, respectively. We expect to generate positive cash flow from operations during the balance of 2016. Based on total expenses for the nine months ended September 30, 2016, we estimate that we had approximately 37 days of cash and short term investments on hand at September 30, 2016. In addition, the Company has access to approximately $8.9 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2016 period or the 2015 period. As of September 30, 2016 and December 31, 2015, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2017. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2016 period or the 2015 period. At September 30, 2016 and December 31, 2015, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2017. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at September 30, 2016 and December 31, 2015.

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

We develop our estimate for claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of September 30, 2016 and December 31, 2015, we considered actual paid claim data from October 2016 and January 2016. As a result, we were able to use the completion factors approach for all historical months at September 30, 2016 and December 31, 2015.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of September 30, 2016 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		9/30/2016

(0.5)%		$3,542,293
0%	(estimate used)	3,295,156
0.5%		3,080,971

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

	Healthcare Service Expense
	2016		2015

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,047	$20.66	$19,320	$20.44
Second Quarter	19,795	19.26	19,143	20.03
Third Quarter	20,312	19.79	19,664	20.28
Fourth Quarter			18,557	19.04

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

Our portfolio includes approximately $8,080,000 and $7,822,000 of corporate bonds, approximately $220,000 and $249,000 of money market funds and approximately $1,101,000 and $1,087,000 of investments in FDIC-insured bank certificates of deposits at September 30, 2016 and December 31, 2015, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $277,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $261,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At September 30, 2016 and December 31, 2015, we had a mortgage note with a bank with an outstanding principal balance of $1,161,000 and $1,198,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 3 Class A during the three months ended September 30, 2016 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2016	1	11	0	$1,030.75	0	N/A
August 1 – August 31, 2016	0	0	0	N/A	0	N/A
September 1 – September 30, 2016	2	37	0	$1,045.16	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language). ______________

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

November 14, 2016	By: /s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
Principal Executive Officer

November 14, 2016	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language).