Form 10-K
period 2016-12-31
DCP Holding CO
filed 2017-03-24
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2016

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

 YES  ☐    NO  ☒

As of June 30, 2016, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $13.2 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2016, the number of Class A, Class B and Class C Redeemable Common Shares outstanding was 510; 8,485; and 3,771, respectively.

The number of Class A , Class B and Class C Redeemable Common Shares, without par value, outstanding as of March 1, 2017 was 506; 8,604; and 3,771, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

Information to be included in the Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders at which directors will be elected (if filed on or before April 28, 2017), into Part III, Items 10, 11, 12, 13 and 14, or this Form 10-K will be amended on or prior to April 28, 2017 to include such information.

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. In 2016, the Company offered low cost dental PPO plans to individuals and small groups on the federally facilitated market exchanges in Ohio, Indiana, Georgia, Pennsylvania and Tennessee (“the FFM exchanges”) and individual dental HMO and dental PPO plans in Ohio, Kentucky and Indiana. As of December 31, 2016, we had approximately 342,000 members in our dental benefit plans and approximately 40,100 members in our vision benefit plans. We market our products through a network of independent brokers and consultants.

We had approximately 2,900 providers participating in our dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 providers participating in our Balanced Value dental PPO network at December 31, 2016. The Company has a network access agreement with a national dental network management company that has one of the largest networks of providers under contract in the United States. With this network access agreement, our Company dental PPO members now have access to approximately 2,700 additional providers in our operating territories and approximately 45,300 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2016. With this network access arrangement, FFM exchange members have access to the following approximate number of providers in 2016 in these five states: Ohio – 2,900 providers; Indiana – 1,100 providers; Pennsylvania – 1,400 providers; Georgia – 1,700 providers; Tennessee – 700 providers.

DCP Holding Company is the parent holding company, which includes wholly-owned subsidiaries Dental Care Plus, Inc., or Dental Care Plus, an Ohio corporation, Insurance Associates Plus, Inc., or Insurance Associates Plus, an Ohio corporation, and Adenta, Inc., or Adenta, a Kentucky corporation. A majority of our Redeemable Common Shares are owned by providers who also participate in one or more of our networks.

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

Managed Dental Benefits Market

The following table shows the estimated 2015 and 2014 dental enrollment statistics for the United States:

	Estimated		Estimated		%
	2015	% of	2014	% of	Change
	Enrollment	Total	Enrollment	Total	2014 to 2015

Dental HMO	11,383,454	7.2%	11,724,540	7.5%	-2.9%

Dental EPO	838,576	0.5%	834,721	0.5%	0.5%

Dental PPO	128,322,139	81.5%	127,303,658	81.7%	0.8%

Dental Indemnity	10,170,538	6.5%	9,730,033	6.2%	4.5%

Discount Dental	6,476,006	4.1%	6,030,055	3.9%	7.4%

Direct Reimbursement	292,498	0.2%	272,639	0.2%	7.3%

Total Commercial Dental	157,483,211	100.0%	155,895,646	100.0%	1.0%

Medicaid / SCHIP	45,419,686		32,009,941		41.9%

Other Public	8,793,953		4,567,530		92.5%

Total Publicly Funded Dental	54,213,639		36,577,471		48.2%

Unassigned	-		12,736,677

Estimated Total Dental	211,696,850		205,209,794		3.2%

Source: NADP & Delta Dental Association Joint Dental Benefits Report, September 2016

According to the National Association of Dental Plans (“NADP”), in 2015 approximately 211.7 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 66% of the U.S. population. This enrollment level represents an increase of approximately 3.2% from the estimated 2014 enrollment level of 205.2 million persons. This enrollment increase is primarily due to a 9.9% increase in publicly funded and unassigned dental enrollment and in part due to a 1.0% increase in commercial dental enrollment in 2015 resulting from increases in the dental PPO, dental indemnity and discount dental product categories. Dental PPO product enrollment as a percentage of total commercial enrollment decreased to 81.5% of total commercial enrollment in 2015. In 2014, some participating companies reported their enrollment as unassigned in an effort to protect the confidentiality of their enrollment data. As a result, comparisons to other years are not as valid as those in previous reports.

The following table shows the estimated 2015 and 2014 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we had group dental business:

	Ohio
	Estimated		Estimated		%
	2015	% of	2014	% of	Change
	Enrollment	Total	Enrollment	Total	2014 to 2015

Dental HMO	370,504	5.4%	381,333	6.3%	-2.8%

Dental EPO	12,235	0.2%	32,198	0.5%	-62.0%

Dental PPO	4,843,335	70.2%	4,811,033	80.1%	0.7%

Dental Indemnity	155,216	2.2%	146,766	2.4%	5.8%

Discount Dental	102,978	1.5%	117,599	2.0%	-12.4%

Medicaid / SCHIP	1,196,578	17.3%	309,806	5.2%	286.2%

Other Public	218,822	3.2%	208,470	3.5%	5.0%

Total Dental	6,899,668	100.0%	6,007,205	100.0%	14.9%

	Kentucky
	Estimated		Estimated		%
	2015	% of	2014	% of	Change
	Enrollment	Total	Enrollment	Total	2014 to 2015

Dental HMO	138,779	4.1%	128,259	3.8%	8.2%

Dental EPO	4,108	0.1%	7,368	0.2%	-44.2%

Dental PPO	1,675,239	50.0%	1,582,483	46.4%	5.9%

Dental Indemnity	103,035	3.1%	115,761	3.4%	-11.0%

Discount Dental	28,721	0.9%	25,632	0.8%	12.1%

Medicaid / SCHIP	1,298,654	38.8%	1,503,626	44.0%	-13.6%

Other Public	99,267	3.0%	50,857	1.4%	95.2%

Total Dental	3,347,803	100.0%	3,413,986	100.0%	-1.9%

Source: NADP & Delta Dental Association Joint Dental Benefits Reports dated September 2016 and November 2015

According to the NADP, total dental HMO enrollment in Ohio decreased 2.8% in 2015 compared to 2014, which is consistent with dental HMO enrollment in the United States that decreased by approximately 2.9%. Total dental EPO enrollment in Ohio decreased by 62.0% in 2015 compared to 2014, compared to the national dental EPO increase of 0.5%. Total dental PPO enrollment in Ohio increased by 0.7% in 2015 compared to 2014, compared to the national dental PPO increase of 0.8%. In Ohio, total dental indemnity enrollment increased by 5.8%, whereas national dental indemnity enrollment increased by approximately 4.5%. Total discount dental enrollment in Ohio decreased by 12.4%, whereas total discount dental enrollment in the United States increased by 7.4%. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio increased by 286.2% in 2015 compared to 2014, compared to the national Medicaid / SCHIP dental enrollment increase of 41.9%. Other publicly funded dental enrollment in Ohio increased by 5.0% in 2015 compared to 2014, compared to the national other publicly funded dental enrollment increase of 92.5%.

Total dental HMO enrollment in Kentucky increased 8.2% in 2015 compared to 2014, while dental HMO enrollment in the United States decreased by approximately 2.9%. Total dental EPO enrollment in Kentucky increased by 5.9% in 2015 compared to 2014, compared to the national dental EPO increase of 0.5%. Total dental PPO enrollment in Kentucky increased by 5.9% in 2015 compared to 2014, which represents a larger percentage increase than the national dental PPO increase of 0.8%. In Kentucky, total dental indemnity enrollment decreased by 11.0%, compared to an increase in national dental indemnity enrollment of 4.5%. Total discount dental enrollment in Kentucky increased by 12.1%, whereas total discount dental enrollment in the United States increased by 7.4%. Medicaid / SCHIP dental enrollment in Kentucky decreased by 13.6% in 2015 compared to 2014, compared to the national Medicaid / SCHIP dental enrollment increase of 41.9%. Other publicly funded dental enrollment in Kentucky increased by 95.2% in 2015 compared to 2014, compared to the national other publicly funded dental enrollment increase of 92.5%.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2016	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	167,000	$53,393				$53,393	50.6%
Fully-Insured Dental PPO	79,500	22,363				22,363	21.2%
Self-Insured Dental	95,500	27,676	(1)	$1,391	(2)	29,067	27.5%
Other Products	40,100	-		771	(3)	771	0.7%
Total	382,100	$103,432		$2,162		$105,594	100.00%

2015	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	158,200	$49,458				$49,458	50.3%
Fully-Insured Dental PPO	69,800	19,198				19,198	19.5%
Self-Insured Dental	98,000	27,505	(1)	$1,417	(2)	28,922	29.5%
Other Products	36,200	-		683	(3)	683	0.7%
Total	362,200	$96,161		$2,100		$98,261	100.00%

2014	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	155,200	$47,948				$47,948	52.2%
Fully-Insured Dental PPO	60,100	16,459				16,459	17.9%
Self-Insured Dental	91,700	25,549	(1)	$1,356	(2)	26,905	29.2%
Other Products	28,900	-		624	(3)	624	0.7%
Total	335,900	$89,956		$1,980		$91,936	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.

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

Our dental enrollment increased 4.9% in 2016 compared to 2015 and increased by 6.2% in 2015 compared to 2014.

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 71.7% of our total premium revenues for 2016. Substantially all of our products are marketed to employer groups through brokers and consultants. In addition, our individual dental products are marketed on our website, sometimes with the assistance of brokers, and our exchange dental products are marketed on the government’s website at healthcare.gov. Our business model allows us to offer dental benefit products including broad networks of participating providers while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating providers. The dental benefit products we offer currently vary depending on geographic markets.

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

In 2016, we offered fully insured individual and small group dental PPO plans on the FFM exchanges. This new business is included in our fully insured dental PPO segment. In 2016, we offered fully insured individual dental HMO plans in Ohio and Kentucky and dental PPO plans in Indiana. This new business is included in our fully insured dental HMO and fully insured dental PPO segments.

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

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured plans with out-of-area members or members that require complete freedom of provider access. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. Members are responsible for paying annual deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products.

For the year ended December 31, 2016, fully-insured dental HMO/IND premiums totaled approximately $53.4 million, or 50.6% of our total premiums and ASO fees.

Fully-Insured Dental PPO

Our fully-insured dental PPO product segment includes our DentaSelect, DentaTrust and DentaSpan dental PPO products.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten and administered by Dental Care Plus. DentaSelect members have access to our proprietary PPO networks and the national provider network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member. Plan designs range from full premium payouts by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees.

DentaTrust and DentaSpan– Our individual dental PPO product for the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges, DentaTrust, and our small group dental PPO product for the FFM exchanges, DentaSpan, are underwritten by Dental Care Plus and administered by two independent third party administrators (“TPAs”). Pediatric members under the age of 19 have pediatric oral health benefits that meet the requirements of the Affordable Care Act (“ACA”). Adult members have benefits that are subject to waiting periods on basic dental services and major dental services. In addition, all DentaTrust and DentaSpan members have out-of-network benefits.

For the year ended December 31, 2016, fully-insured dental PPO premiums totaled approximately $22.4 million, or 21.2% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network providers according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network providers based on a maximum allowed fee schedule. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2016, self-insured revenue totaled approximately $29.1 million, or 27.5% of our total premiums and ASO fees.

Corporate, All Other

We offer dental PPO, dental indemnity and vision PPO benefit plans underwritten by third-party insurance carriers that are included in our corporate, all other segment. Our subsidiary, Insurance Associates Plus, is an insurance agency licensed in Ohio, Kentucky and Indiana that markets our third-party dental PPO and vision benefit products. Insurance Associates Plus earns commissions and administrative fees based on members enrolled in the dental PPO and vision benefit plans. Our vision benefit PPO product, Vision Care Plus, is underwritten by a third-party insurance carrier and administered by an independent TPA. Members can access both network and out-of-network vision care providers and are subject to fixed co-payments and benefit limits. Premium cost is typically shared by employers and their participating employees in various contribution proportions.

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers aggregated $771,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2016.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2014, our quarterly healthcare services expense was above average in the first quarter, slightly below average in the second quarter, higher than average in the third quarter and lowest in the fourth quarter. In 2015, our quarterly healthcare services expense was above average in the first quarter, slightly above average in the second quarter, above average in the third quarter and lowest in the fourth quarter. In 2016, our quarterly healthcare services expense was above average in the first quarter, slightly below average in the second quarter, above average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2016		2015		2014

	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,047	$20.66	$19,320	$20.44	$18,077	$20.05
Second Quarter	19,795	19.26	19,143	20.03	17,968	19.63
Third Quarter	20,312	19.79	19,664	20.28	18,640	20.43
Fourth Quarter	19,346	18.88	18,557	19.04	17,011	18.52
Calendar Year	$80,500	19.65	$76,684	19.93	$71,696	19.65

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

Business Strategy

Our objective is to become one of the leading providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer group and individual customers, acquiring other similar dental plans, adding more participating providers to our provider networks and increasing our product offerings. We intend to further develop the use of dental PPO products as a means to grow membership sufficient to recruit providers into our dental provider networks.

Our Dental Care Plus HMO plans offer both the broad provider access ordinarily attributed to a dental PPO and the utilization review and cost control features of a dental HMO. The combination of a large provider network, competitive pricing and renewal practices, and an emphasis on outstanding customer service have allowed us to effectively compete with dental PPOs. Because we are primarily owned by providers who participate in one or more of our networks, and our providers are reimbursed on a fee-for-service basis, we often have a competitive advantage in recruiting and retaining providers for our networks.

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

In the fourth quarter of 2014, we launched our individual dental HMO plans in southwestern Ohio. In 2015, we offered individual dental HMO and PPO plans in Ohio and in Kentucky. In 2016, we began offering individual dental PPO plans in Indiana.

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium rates, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contracts and fair, justified renewal pricing in order to increase retention rates. We achieved a group dental retention rate of approximately 94.8% in 2016, compared to retention rates of 98.4% and 96.2% in 2015 and 2014, respectively.

Group Billing and Collection- We dedicate significant resources to achieving prompt and accurate billing for premiums, reimbursement for self-insured claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service- We provide customer service to employer group administrators, members, and providers. Customer service representatives respond promptly to employer, member and provider staff inquiries regarding member identification cards, benefit determinations, eligibility, benefit verification and claims payments. We strive to answer questions in one phone call. We monitor key customer service statistics in order to maintain positive customer relationships with all constituencies.

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

Provider Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain networks comprised of providers who have contracted with our subsidiaries. As of December 31, 2016, we had contracts with 2,910 providers operating out of 6,684 office locations in our dental HMO network. Of these participating provider office locations, there are 3,657 in Ohio, 2,341 in Kentucky, 611 in Indiana, and 75 in other states. Of the 2,910 participating providers, approximately 500 are shareholders who each own one or more Class A or Class B voting Redeemable Common Shares. As of December 31, 2016, we had provider contracts with 3,132 providers operating out of 7,184 office locations in our DentaSelect dental PPO network. Of these participating provider office locations, there are 4,068 in Ohio, 2,390 in Kentucky, 625 in Indiana, and 101 in other states. As of December 31, 2016, we had provider contracts with 2,206 providers operating out of 5,774 office locations in our new Balanced Value dental PPO network. Of these participating provider office locations, there are 3,118 in Ohio, 1,971 in Kentucky, 607 in Indiana, and 78 in other states. We actively recruit providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate providers in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific providers to which their employees desire access.

Before a provider can become a participating provider, we engage in extensive due diligence on the provider’s professional licenses, training and experience, and malpractice history. The provider must also be recommended by our Clinical Affairs Committee consisting of experienced providers who represent various dental specialties and some of who are also members of our Board of Directors (the “Board”).

Our provider contracts require that participating providers participate in periodic fee surveys for the purpose of establishing our fee schedules, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Control and Quality Assurance Policies” below), to maintain a state license in good standing to practice dentistry, to maintain professional liability insurance coverage in amounts determined by our Clinical Affairs Committee, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and are automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days’ notice.

Participating providers are reimbursed for services provided to members of our dental plans on a “fee-for-service” basis based on maximum allowable fee schedules we have developed or the actual fee charged by the provider, whichever is less. In most cases, our reimbursement to our participating providers for covered dental services under the dental HMO and the dental PPO are subject to a 10% withhold by us. The amounts withheld are not retained in a separate fund and we have no obligation to pay any portion of the amounts withheld to the providers.

The Company has a network access agreement with a national dental network management company that has one of the largest networks of providers under contract in the United States. With this network access agreement, Dental Care Plus dental PPO members have access to approximately 2,700 additional providers in our operating territories and approximately 45,300 additional providers throughout the United States. The Company also has a network access arrangement with another national dental administration company for the dental PPO plans that we offered on the FFM exchanges in 2016. With this network access arrangement, FFM exchange members have access to the following approximate number of providers in 2016 in these five states: Ohio – 2,900 providers; Indiana – 1,100 providers; Pennsylvania – 1,400 providers; Georgia – 1,700 providers; Tennessee – 700 providers.

Employees

At December 31, 2016, we had 94 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Brokers and Consultants

Many of our employer groups and individual customers are represented by brokers and consultants who assist these customers in the design and purchase of health care products. We generally pay brokers a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard broker agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay brokers and agents on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2016, approximately 57% of our business was generated by five independent brokers, one of which was responsible for generating approximately 19% of our total premium revenue.

Utilization Control and Quality Assurance Policies

Utilization control and quality assurance policies are essential to our success. Our benefits structure limits the frequency of various procedures in order to control utilization of dental care by members of our fully-insured and self-insured dental plans.

Each provider in our networks is obligated to adhere to our utilization review program. Non-compliance or continued deviations from the utilization review program will result in sanctions against a provider. Such sanctions may include probation, suspension or expulsion as a participating provider, and may also affect the provider’s ability to receive compensation from the plan for services provided to members. We believe that a stringent utilization review program is necessary to provide adequate cost containment and quality care.

Our Board appoints a committee of providers to determine that the utilization review program is being adhered to and updated as appropriate. The Clinical Affairs Committee is charged with reviewing service patterns of providers and requests for pretreatment estimates that do not clearly meet Company standards.

The Clinical Affairs Committee is also charged with retrospective review of covered services provided by providers to determine whether the frequency and nature of the services are in compliance with standards adopted by the Clinical Affairs Committee. The Clinical Affairs Committee may recommend that the participating agreement of a provider who is not in compliance with these standards be terminated, suspended or not renewed, or that benefits paid to the provider for particular services rendered by him or her be reduced.

Credentialing

We have a dedicated provider relations department that communicates with network providers and performs credentialing and re-credentialing of each participating provider. The Clinical Affairs Committee also has oversight of the credentialing of new providers that apply to be participating providers in our provider networks. This committee also oversees the periodic re-credentialing of providers already in one or more of our existing provider networks and evaluates whether a provider should be terminated from one or more of the provider networks if an action is filed against the provider with a state dental board or other regulatory agency or the provider loses his/her medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating providers maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board for consideration and appropriate action.

The national provider network management companies with which we have a network access agreement perform credentialing and re-credentialing of each of their participating providers according to accepted industry standards.

Risk Management

We assess risks that may affect the Company’s financial results, operational capability, delivery of service and products to employer groups and plan members, and other significant risks. We evaluate industry trends, information technology changes and our operating efficiencies and results. We perform ongoing risk assessments and implement various measures to manage and mitigate identified risks. The Board has delegated responsibility for risk oversight to the Audit Committee. Quarterly, the Audit Committee reviews the Company’s risk assessment and discusses with Company management, significant financial and non-financial risks (see Item 1A-Risk Factors) and the steps management has taken to monitor and mitigate such risks. On a semi-annual basis the Audit Committee reviews the Company’s risk assessment with the Board.

Competition

The marketing and sale of fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with medical and full-line ancillary carriers, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. In group and individual dental insurance, our primary competitors are Guardian, MetLife, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Other competitors include Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network providers. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards, limitations on providers’ fees, and members are not restricted to participating providers. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan. In the exchange dental business, our main competitors are Humana, Anthem, TruAssure, Dentegra and Best Life. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

In 2016, our dental membership in Southwestern Ohio increased from approximately 227,300 members as of December 31, 2015 to approximately 234,500 members as of December 31, 2016. As of December 31, 2016 we had approximately 224,700 dental HMO/IND members and 9,800 dental PPO members in Southwestern Ohio. Dental membership in Northern Kentucky increased slightly from approximately 24,400 members at December 31, 2015 to approximately 24,800 at December 31, 2016. As of December 31, 2016, all of the 24,800 members in Northern Kentucky were dental HMO/IND members. Our dental benefits market share of approximately 15% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2016, we had 1,451 providers in our provider networks which represent approximately 95% of the licensed providers in Southwestern Ohio and Northern Kentucky.

In 2016, our dental membership in the Dayton and Central Ohio markets decreased from approximately 43,700 members as of December 31, 2015 to approximately 43,000 members as of December 31, 2016. As of December 31, 2016, we had approximately 31,900 dental PPO members and approximately 11,100 dental HMO/IND members in the Dayton and Central Ohio markets. As of December 31, 2016, we had approximately 1,722 providers in our dental PPO provider network in the Dayton and Central Ohio markets.

In 2016, our dental membership in Southern Kentucky increased from approximately 24,000 members as of December 31, 2015 to approximately 25,100 members as of December 31, 2016. As of December 31, 2016, we had approximately 23,000 dental PPO members and approximately 2,100 dental HMO/IND members in Southern Kentucky. As of December 31, 2016, we had approximately 1,479 providers in our dental HMO provider network and 1,520 providers in our standard dental PPO provider network in Southern Kentucky.

Customers

During 2016, approximately 10% of our total premium revenue was generated by four fully-insured employer groups. Also during 2016, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

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

Each of our individual subscribers outside of the FFM exchanges purchasing a policy selects a fully-insured dental HMO and PPO plan. These individual dental policies begin on an effective date and extend for 12 months. Individual subscribers may terminate their fully-insured policy with notice, yet the fully-insured individual policies are non-cancelable by the Company during the policy term unless the policy coverage terminates due to non-payment of premium when due.

Each of our individual subscribers on the FFM exchanges selects a fully-insured dental PPO plan. An individual dental policy purchased on the FFM exchanges will begin on an effective date in a calendar year and extend until December 31st of that calendar year. An individual subscriber may terminate their fully-insured policy by giving 14-days’ prior written notice. The Company may cancel a policy with 30-days’ prior written notice to the subscriber in the event (1) the subscriber submits a fraudulent claim or makes a material misrepresentation; (2) the subscriber does not pay the insurance premium subject to the Centers for Medicare & Medicaid Services (“CMS”) grace period rules; (3) the Company withdraws the dental product from the exchange; or (4) the Company withdraws from the exchange’s individual market.

Insurance Regulations

State insurance laws and other governmental regulations establish various licensing, operational, financial and other requirements relating to our business. State insurance departments in which we do business are empowered to interpret such laws of their respective states and promulgate regulations applicable to our business. The National Association of Insurance Commissioners (“NAIC”) is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding and variations from the model laws from state to state exist.

Dental Care Plus is dually licensed as a life and health insurance company and as a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky, and as a life and health insurance company and a dental HMO in Indiana. Dental Care Plus is also licensed as a life, accident and health company in Pennsylvania, as a life, accident and sickness company in Georgia, as an accident and health company in Tennessee, as a life and health insurance company in Illinois, and as an accident and sickness insurance company and a managed care health insurance plan in Virginia. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2016, filed with the Ohio Department of Insurance, reflected total adjusted capital in excess of Company Action Level RBC.

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

Executive Officers and Key Employees

Each of our executive officers is appointed to serve a one-year term. Anthony A. Cook and Robert C. Hodgkins, Jr. are the only executive officers that have an employment agreement with the Company.

The name and age of each of the present officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 66, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 57, Vice President - Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jodi M. Fronczek, 45, Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus since May 1990. She has been Chief Operations Officer for the Company since February 2010. Prior to that, she was Director of Group Benefits and Product Development (2006 – 2010), Director of Claims/Member Services (1997 - 2006), and Claims Manager (1991 – 1997). Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associate’s degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC) and previously served as a member of the Professional Relations Committee for NADP.

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

During 2016, approximately 10% of our total premium revenue was generated by four fully-insured employer groups. Also during 2016, approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2016, approximately 57% of our business was generated by five independent brokers, one of which was responsible for generating approximately 19% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially.

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

The financial strength rating assigned to Dental Care Plus may be downgraded, which could result in a loss of employer groups and brokers, which may, in turn, cause our premium revenue to decline.

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2016 and 2015, A.M. Best affirmed our B+ (Good) rating. In July 2014, A.M. Best upgraded our rating to B+ (Good) with a stable outlook. In July 2013, A.M. Best upgraded our B (Fair) rating. Prior to July 2013, our B- (Fair) rating was annually affirmed in each year from 2006 through 2012. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of brokers may lead to a loss of premium revenue.

If we fail to maintain contracts with an adequate number of providers, it may be difficult to attract and retain employer groups, which may lead to a loss of premium revenue.

Our business strategy is dependent to a large extent upon our continued maintenance of our provider networks. Generally, our participating provider contracts allow either party to terminate on limited notice (generally 30 days prior to annual renewal). If we are unable to continue to establish and maintain contracts with an adequate number of providers in our networks, employer groups may not renew their contracts with us and it may be difficult to attract new employer groups, which may lead to a loss of premium revenue.

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

Health insurance companies may continue to offer premium concessions if employer groups sign up for their medical, dental or vision plans, which could result in the loss of employer groups and a decrease in our premium revenue.

Many of the health insurance companies that operate in the Ohio, Kentucky and Indiana markets offer combined medical, dental and vision plans to employer groups. If these companies offer a premium concession on the medical plan to an employer group that signs up for their dental or vision plan as well, employer groups may decide to purchase the bundled medical, dental and vision plans to save money on their medical premium. As a result, we could experience significant loss of premium revenues.

We are subject to substantial federal government regulation. New laws or regulations, changes in existing laws or regulations and changes in public policy could adversely affect the markets for our products and our profitability.

Public Policy - It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company.  On March 23, 2010, the Patient Protection and Affordable Care Act (“ACA”) was passed into law. Thus far, in the states in which we operate, the provisions of the ACA have been inconsistently implemented which makes it difficult for a stand-alone dental plan to enroll and retain membership. In accordance with the provisions of the ACA of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment increases each year and is expected to be $14.3 billion in 2018. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year.

President Trump and the new Congress may legislate additional changes in health care policy that could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees.

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

Our business is subject to substantial government regulation, principally under the insurance laws of those states in which we do business. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance department. With respect to our fully-insured dental products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million according to the regulations for the state of Ohio. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. Dental Care Plus operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the insurance regulatory agencies in those states in which we do business, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in states in which we operate, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus.

Due to the restrictions on the eligible owners of our common shares, we are limited in how we can raise capital to support the continued growth of our business.

At the present time, the only eligible owners of our Class A common shares and Class B common shares are providers, employees and members of the Board of Directors. As of January 2014, non-provider individuals are eligible owners of our Class C voting common shares (with a limitation on the number of Class C shares that may be outstanding at any time as a percentage of Class A and Class B shares). We are able to offer non-voting preferred shares to institutional investors, but there are a limited number of institutional investors that will invest their capital with the Company without voting rights or some other means to have formal influence over the direction of the Company. Given the restriction on eligible owners of our common shares, we may not be successful in raising new capital, which would result in our need to retain our earnings, and this may limit our ability to continue our consistent trend of premium growth.

As a result of the aging and retirements of our provider shareholders, we anticipate requests to redeem an increasing number of common shares each year resulting in a reduction in the level or amount of the redeemable common shares on our consolidated balance sheet.

As of December 31, 2016, approximately 293 of our network provider shareholders were 60 years old or older and these shareholders owned, in the aggregate, 4,797 of our Class A and Class B Redeemable Common Shares. Pursuant to the Company’s Second Amended and Restated Code of Regulations (the “Code of Regulations”), retiring providers have the right to require the Company to repurchase such provider’s common shares on the terms contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within three months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital.

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

 While we take all reasonable measures to keep our systems and data secure, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber-criminals and terrorists make keeping up with new threats difficult and could result in a breach. We could also experience a breach by intentional or negligent conduct on the part of associates or other internal sources. Our systems may become vulnerable to damage or disruption due to circumstances beyond our control, such as from catastrophic events, power anomalies or outages, natural disasters, network failures, viruses and malware.

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

Holders

As of December 31, 2016, there were 506 holders of Class A Redeemable Common Shares, 536 holders of Class B Redeemable Common Shares and 41 holders of Class C Redeemable Common Shares.

Dividend Policy

On February 8, 2017, our Board of Directors declared a $42.50 per share dividend for all holders of Class A, Class B and Class C Redeemable Common Shares of record on March 1, 2017, to be paid on March 24, 2017. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

In the fourth quarter of 2016 we did not have any sale activity.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s Redeemable Common Shares are sold and repurchased by the Company at book value. The book value of a Company Redeemable Common Share was $1,110, $1,012, $997, $894, and $815 at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.

Purchases of Equity Securities

We repurchased and retired 1 Class A Redeemable Common Shares and 61 Class B Redeemable Common Shares during the three months ended December 31, 2016, as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2016	0	50	0	$1,072.47	0	N/A
November 1 – November 30, 2016	0	0	0	N/A	0	N/A
December 1 – December 31, 2016	1	11	0	$1,130.97	0	N/A

(a) Repurchased from shareholder in accordance with the Company’s obligations under its Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

(All amounts in thousands)

	2016	2015	2014	2013	2012
Premium revenue	$105,594	$98,261	$91,936	$86,363	$80,153
Investment income	274	252	222	164	128
Other income and realized gains, net	128	3	92	61	102
Net income	1,989	958	1,341	1,282	1,318
Total assets	78,082	60,344	57,239	56,903	37,338
Mortgage loan payable and capital lease obligations	1,706	2,068	2,019	1,674	1,451
Redeemable institutional preferred shares	-	2,751	2,709	2,563	1,453
Cash dividends declared, common and preferred	510	481	425	392	244

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to Ohio, Kentucky and Indiana employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges and individual dental HMO and PPO plans in Ohio and Kentucky. As of December 31, 2016, we had approximately 382,100 members in our dental and vision benefit programs with approximately 2,900 providers participating in our dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,700 additional providers in Ohio and Indiana and approximately 45,300 additional providers throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges. With this network access arrangement, FFM exchange members have access to the following approximate number of providers in 2016 in these five states: Ohio – 2,900 providers; Indiana – 1,100 providers; Pennsylvania – 1,400 providers; Georgia – 1,700 providers; Tennessee – 700 providers.

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

Profitability Strategy

Our strategy focuses on providing solutions to employers and individuals to manage the rising cost of dental care by leveraging our products that give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members, brokers and providers. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

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

We have experienced steady growth in membership and revenue in our dental products during the last five years. We attribute this growth to our broad provider networks, competitive premium rates for our fully-insured business and ASO fees for our self-insured business, and our commitment to providing outstanding customer service to all of our constituencies (employer groups, members, brokers, and providers).

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

Highlights

●

We had net income of approximately $1,989,000 for the year ended December 31, 2016 compared to net income of approximately $958,000 for the year ended December 31, 2015. The increase in net income is primarily the result of higher gross margin of approximately $3,517,000 offset by an increase in insurance expense of approximately $2,067,000. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 21.0% in 2016 from 20.4% in 2015.

●

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by approximately 1.8% from 78.0% in 2015 to 76.2% in 2016. The improved loss ratio impacted 2016 by approximately $132,000 in gross margin. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 71.7% of our total dental business.

●

Our dental and vision products grew by approximately 19,900 members, or 5.5%, from 362,200 members at December 31, 2015 to 382,100 members at December 31, 2016. This membership increase from December 31, 2015 is due to an increase in fully-insured dental HMO/IND membership of approximately 8,800 members, an increase in fully-insured dental PPO membership of approximately 9,700 members and an increase in corporate, all other membership of approximately 3,900 members. This was offset by a slight decrease in self-insured dental membership of approximately 2,500 members.

●

In March 2016, we paid a dividend of $40.47 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2015 of $39.86 per share to shareholders of record for all Redeemable Common Shares.

●

During 2016, we sold an aggregate of 433 Class B and 1,766 Class C Redeemable Common Shares for approximately $2,280,000. The net proceeds, with available cash, was used to repurchase all outstanding shares of the Company’s Redeemable Institutional Preferred Shares.

Comparison of Results of Operations for 2016 and 2015

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2016 and 2015 (dollars in thousands):

	2016	2015	Change
Membership:
Fully-insured dental HMO/IND	167,000	158,200	5.6%
Fully-insured dental PPO	79,500	69,800	13.9%
Self-insured dental	95,500	98,000	(2.6%)
Corporate, all other	40,100	36,200	10.8%
Total membership	382,100	362,200	5.5%

Premium revenue:
Fully-insured dental HMO /IND	$53,393	$49,458	8.0%
Fully-insured dental PPO	22,363	19,198	16.5%
Self-insured dental	29,067	28,922	0.5%
Corporate, all other	771	683	12.9%
Total premium revenue	105,594	98,261	7.5%

Investment income:
Corporate, All Other	274	252	8.7%

Other income and realized gains, net:
Corporate, All Other	128	3	4166.7%
Total revenue	105,996	98,516	7.6%

Healthcare services expense:
Fully-insured dental HMO/IND	39,995	37,346	7.1%
Fully-insured dental PPO	15,391	14,384	7.0%
Self-insured dental	25,114	24,954	0.6%
Total healthcare services expense	80,500	76,684	5.0%

Insurance expense
Corporate, All Other	22,143	20,076	10.3%

Income tax expense
Corporate, All Other	1,363	798	70.8%

Summary

Net income was approximately $1,989,000 and $958,000 for 2016 and 2015, respectively. This increase in net income is primarily the result of an increase in premium revenue of approximately $7,333,000 offset by an increase in healthcare services expense of approximately $3,816,000 in 2016. The increase in gross margin of approximately $3,517,000 was offset by an increase in insurance expenses of $2,067,000 in 2016. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 21.0% in 2016 from 20.4% in 2015.

Membership

Our fully-insured dental HMO/IND membership increased by approximately 8,800 in 2016. This membership increase is primarily attributable to an increase in fully-insured dental HMO membership resulting from new sales of approximately 11,500 members in the Cincinnati and Northern Kentucky markets during 2016. An increase of approximately 2,400 is due to an increase of new sales of our individual dental HMO product. These increases were offset by the loss of approximately 5,100 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental package savings.

Our fully-insured dental PPO membership increased by approximately 9,700 members in 2016. This membership increase is due to new sales in the Dayton and Central Ohio markets and the Southern Kentucky market of approximately 10,600 members during 2016, offset by the loss of approximately 8,200 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets. The remaining increase of approximately 7,300 members is due to new sales of individual and on exchange dental PPO products in 2016.

Our self-insured dental membership decreased by approximately 2,500 members in 2016 as a result of a decrease in membership of existing employer groups in the last twelve months offset by the addition of new self-insured dental HMO and dental PPO employer groups in the Southwest Ohio and Northern Kentucky markets.

Our corporate, all other membership increased by approximately 3,900 members in 2016 as a result of increased membership in our vision plan.

Revenue

	(Amounts in thousands)
	2016	2015	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$53,393	$49,458	$3,935	$2,548	$1,387

Fully-insured dental HMO/IND premium rates negotiated with employer groups at their renewals resulted in an increase of approximately $1,387,000 in fully-insured dental HMO/IND premium revenue. An increase in fully-insured dental HMO/IND membership in 2016 resulted in an increase in fully-insured dental HMO/IND premiums of approximately $2,548,000. The membership increase is the result of new fully-insured employer group business as well as an increase in the fully-insured individual product membership. The fully-insured dental HMO/IND segment represented approximately 50.6% of our total dental business in 2016.

	(Amounts in thousands)
	2016	2015	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$22,363	$19,198	$3,165	$3,596	$(431)

Fully-insured dental PPO premium rates negotiated with employer groups at their renewals resulted in a decrease of approximately $431,000 in fully-insured dental PPO premium revenue. An increase in fully-insured PPO group membership in 2016 resulted in an increase in fully-insured dental PPO premiums of approximately $3,596,000. The increase in membership is the result of an increase in fully-insured dental PPO group membership as well as an increase in fully-insured on exchange dental PPO membership. The fully-insured dental PPO segment represented approximately 21.2% of our total dental business.

	(Amounts in thousands)
	2016	2015	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$27,676	$27,505	$171	$115	$56
Self-Insured ASO Fees	1,391	1,417	(26)	6	(32)
Total Self-Insured Revenue	$29,067	$28,922	$145	$121	$24

Self-insured dental revenue increased by approximately $121,000 due to new self-insured sales and an increase in membership for existing employer groups. Self-insured revenue increased by approximately $24,000 due to an increase in the self-insured claims revenue on a per member per month basis, offset by a decrease in self-insured administrative fee rates on a per member per month basis. The self-insured dental segment represented approximately 27.5% of our total dental business in 2016. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue slightly increased approximately $171,000, or 0.6%. Self-insured claim revenue increased by approximately $115,000 due to new self-insured sales. Also, self-insured claim revenue increased by approximately $56,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of fee schedule increases effective January 1, 2016.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $26,000, or 1.8%. Approximately $32,000 of this decrease is due to a decrease in average self-insured ASO fee rates for 2016 compared to 2015 and is slightly offset by an increase in membership for existing employer groups during 2016.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In the aggregate, corporate, all other premium revenue increased by approximately $88,000, or 12.9%, to $771,000 in 2016 from $683,000 in 2015.

Investment Income

Investment income increased approximately $22,000, or 8.7%, to $274,000 in 2016 from $252,000 in 2015. This increase is the result of the increased amount of funds that were invested in both medium duration investment and non-investment grade corporate bonds and short duration investment grade corporate bonds with higher yields during 2016.

Other Income and Realized (Losses) Gains on Investments, Net

Other income and realized (losses) gains on investments increased approximately $125,000 to $128,000 in 2016 from $3,000 in 2015. The increase is primarily the result of realized gains due to the sale of investments in 2016 that did not occur in 2015, offset by a slight decrease in other income.

Healthcare Services Expenses

	(Amounts in thousands)
	2016	2015	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$39,995	$37,346	$2,649	$1,924	$725

Fully-insured dental HMO/IND healthcare services expense increased 7.1%. This increase is attributable to an increase in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately $725,000 in 2016 for both existing and new fully-insured dental HMO/IND membership. Fully-insured dental HMO/IND healthcare services expense increased by approximately $196,000 due to fee schedule increases effective January 1, 2016 and by approximately $529,000 due to an increase in dental service utilization by our fully-insured dental HMO/IND members in 2016 compared to 2015. This increase in fully-insured dental HMO/IND healthcare services expense is also the result of an increase of approximately $1,924,000 due to an increase in fully-insured dental HMO/IND member months of 1.8% in 2016 compared to 2015.

	(Amounts in thousands)
	2016	2015	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$15,391	$14,384	$1,007	$2,694	$(1,687)

Fully-insured dental PPO healthcare services expense increased 7.0%. This increase was primarily the result of an increase of approximately $2,694,000 related to the increase in fully-insured group and individual dental PPO membership. This increase in fully-insured dental PPO healthcare member volume change was offset by an overall decrease of approximately $1,687,000 due to a decrease in claims expense on a PMPM basis. Lower dental service utilization resulted in a decrease of approximately $2,029,000 offset by an increase in healthcare service expense of approximately $342,000 due to fee schedule increases effective January 1, 2016.

	(Amounts in thousands)
	2016	2015	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Self-Insured Healthcare Services Expense	$25,114	$24,954	$160	$104	$56

Self-insured healthcare services expense increased slightly 0.6%, in 2016. An increase of 0.2% in self-insured member month volume in 2016 compared to 2015 resulted in an increase in self-insured healthcare services expense of approximately $104,000. Self-insured dental healthcare services expense increased by approximately $125,000 due to fee schedule increases effective January 1, 2016. These were offset by a decrease of approximately $69,000 due to an decrease in dental service utilization by our self-insured members in 2016 compared to 2015.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $2,067,000 in 2016. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 21.0% for 2016, increasing 0.6% from the 2015 ratio of 20.4%. Salaries and wages increased by approximately $1,255,000 in 2016 primarily due to the addition of new employees. Commissions expense increased approximately $118,000, due to the increase in total premium revenue in 2016 compared to 2015. Other insurance expense increased by approximately $694,000 due to an increase in expenses related to the launch of the individual dental PPO product in Indiana as well as the development of the on exchange dental PPO products for Illinois and Virginia for 2017.

Income Taxes

Our effective tax rate for 2016 was 40.7% compared to the 45.5% effective tax rate in 2015. The decrease in the effective tax rate in 2016 compared to 2015 is primarily the result of the lower impact of non-deductible expenses as compared to overall income before income taxes. Also, our 2016 and 2015 effective tax rates were higher than the federal statutory rate primarily due to the impact of permanent tax differences related to nondeductible federal premium tax, legal fees and meal and entertainment expenses. See Note 10 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Comparison of Results of Operations for 2015 and 2014

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2015 and 2014 (dollars in thousands):

	2015	2014	Change
Membership:
Fully-insured dental HMO/IND	158,200	155,200	1.9%
Fully-insured dental PPO	69,800	60,100	16.1%
Self-insured dental	98,000	91,700	6.9%
Corporate, all other	36,200	28,900	25.3%
Total membership	362,200	335,900	7.8%

Premium revenue:
Fully-insured dental HMO /IND	$49,458	$47,948	3.1%
Fully-insured dental PPO	19,198	16,459	16.6%
Self-insured dental	28,922	26,905	7.5%
Corporate, all other	683	624	9.5%
Total premium revenue	98,261	91,936	6.9%

Investment income:
Corporate, All Other	252	222	13.5%

Other income and realized gains, net:
Corporate, All Other	3	92	(96.7%)
Total revenue	98,516	92,250	6.8%

Healthcare services expense:
Fully-insured dental HMO/IND	37,346	35,995	3.8%
Fully-insured dental PPO	14,384	12,661	13.6%
Self-insured dental	24,954	23,040	8.3%
Total healthcare services expense	76,684	71,696	7.0%

Insurance expense
Corporate, All Other	20,076	18,325	9.6%

Income tax expense
Corporate, All Other	798	888	(10.1%)

Summary

Net income was approximately $958,000 and $1,341,000 for 2015 and 2014, respectively. This decrease in net income is primarily the result of an increase in insurance expense of approximately $1,751,000. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 20.4% in 2015 from 19.9% in 2014.

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

Self-Insured Claim Revenue - Self-insured claim revenue increased 7.6%. Self-insured claim revenue increased by approximately $1,358,000 due to new self-insured sales. Also, self-insured claim revenue increased by approximately $598,000 primarily due to an increase in the self-insured claim revenue on a per member per month basis as a result of a 1.5% dental fee schedule increase effective January 1, 2015.

Self-Insured ASO Fees - Self-insured ASO fees increased 4.5%. Approximately $72,000 of this increase is attributable to self-insured product sales and an increase in membership for existing employer groups, offset by approximately $11,000 due to a decrease in average self-insured ASO fee rates for 2015 compared to 2014.

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

Fully-insured dental HMO/IND healthcare services expense increased or 3.7%. This increase is attributable to an increase in fully-insured dental HMO/IND healthcare services expense on a per member per month basis of approximately $592,000, or 1.6%, in 2015 for both existing and new fully-insured dental HMO/IND membership. Fully-insured dental HMO/IND healthcare services expense increased by approximately $551,000 due to the fee schedule increases effective January 1, 2015 and by approximately $41,000 due to an increase in dental service utilization level by our fully-insured dental HMO/IND members in 2015 compared to 2014. This increase in fully-insured dental HMO/IND healthcare services expense is also the result of an increase of approximately $759,000, or 2.1%, due to an increase in fully-insured dental HMO/IND member months of 2.0% in 2015 compared to 2014.

	(Amounts in thousands)
	2015	2014	Total Dollar Change	Member Volume Change	Utilization Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$14,384	$12,661	$1,723	$1,810	$(87)

Fully-insured dental PPO healthcare services expense increased 13.6%. This increase was primarily the result of an increase of approximately $1,810,000 related to the increase in fully-insured group and individual dental PPO membership. This increase in fully-insured dental PPO healthcare member volume change was offset to an overall decrease of approximately $87,000 due to a decrease in claims expense on a PMPM basis. Lower dental service utilization resulted in a decrease of approximately $303,000 offset by an increase in healthcare service expense of approximately $216,000 due to the fee schedule increases effective January 1, 2015.

	(Amounts in thousands)
	2015	2014	Total Dollar Change	Member Volume Change	Utilization Change
Self-Insured Healthcare Services Expense	$24,954	$23,040	$1,914	$1,225	$689

Self-insured healthcare services expense increased 8.3%, in 2015. An increase of 5.3% in self-insured member month volume in 2015 compared to 2014 resulted in an increase in self-insured healthcare services expense of approximately $1,225,000. Self-insured dental healthcare services expense increased by approximately $364,000 due to the fee schedule increases effective January 1, 2015. The remaining increase in self-insured claims expense of approximately $325,000 is due to an increase in dental service utilization level by our self-insured members in 2015 compared to 2014.

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

Income Taxes

Our effective tax rate for 2015 was 45.5% compared to the 39.8% effective tax rate in 2014. The increase in the effective tax rate for 2015 compared to 2014 is the result of the increase in the 2015 federal premium tax assessment that is not deductible for federal tax purposes. Also, our 2015 and 2014 effective tax rates were higher than the federal statutory rate primarily due to the impact of permanent tax differences related to meal and entertainment expenses and legal fees. See Note 10 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash are premiums, ASO fees, investment and other income, as well as the proceeds from the maturity or sale of our investment securities, from the sale of redeemable common and preferred shares, and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, Redeemable Common and Preferred Share redemptions, dividends, and payments on borrowings. Because premiums are collected in advance of claims payments, our business should normally produce positive operating cash flows during a period of increasing enrollment. Conversely, cash flows would be negatively impacted during a period of shrinking enrollment.

Cash decreased $436,000, or 3.7%, for the year ended December 31, 2016 to approximately $11,221,000 at December 31, 2016 from approximately $11,657,000 at December 31, 2015. This cash decrease is primarily the result of cash flow used in investing activities and financing activities of approximately $2,209,000 and $1,909,000, respectively. These were offset by an increase in cash flow provided from operations of approximately $3,682,000.

Cash increased $2,467,000, or 26.8%, for the year ended December 31, 2015 to approximately $11,657,000 million at December 31, 2015 from approximately $9,190,000 million at December 31, 2014. This cash increase is primarily the result of cash flow from operations of approximately $2,994,000 and cash provided by financing activities of approximately $817,000 that was offset by cash used in investing activities of approximately $1,344,000. The change in cash for the years ended December 31, 2016, 2015 and 2014 is summarized as follows (in thousands):

	2016	2015	2014
Net cash provided by operating activities	$3,682	$2,994	$2,556
Net cash used in investing activities	(2,209)	(1,344)	(845)
Net cash provided by (used in) financing activities	(1,908)	817	(627)
(Decrease) Increase in cash and cash equivalents	$(435)	$2,467	$1,084

Cash Flows from Operating Activities

In 2016, approximately $3,682,000 was provided by operating activities. We had net income of approximately $1,989,000. Our non-cash deferred compensation activity was approximately $995,000 primarily due to current year vesting activity and an increase in current book value in 2016. Deferred policy acquisition costs increased by approximately $1,096,000 primarily as a result of the increase in the fully-insured business renewed in January 2016. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operating activities of approximately $1,848,000. An increase in accounts receivable offset by an increase in unearned premium revenue resulted in a decrease of cash of approximately $641,000 in the 2016 period. We paid $1,069,000 of federal income taxes in the 2016 period that related to our 2015 extension payment and 2016 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2015.

In 2015, approximately $2,994,000 was provided by operating activities. We had net income of approximately $958,000. An increase in premiums received in advance as well as an improvement in remittance of uncollected accounts receivable resulted in a favorable increase of cash of approximately $829,000 in 2015. Due to claims activity and the timing of our payments, our claims payable liability increased approximately $256,000. Our deferred compensation liability increased by approximately $748,000 primarily due to current year vesting activity for restricted share unit awards and an increase in current book value in 2015. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operations of approximately $98,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2014.

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

Cash Flows from Investing Activities

During 2016, we made purchases totaling approximately $5,336,000 of investment grade and non-investment grade corporate bonds, money markets and certificates of deposit in order to improve investment income. Also during 2016, we sold investment grade and non-investment grade corporate bonds, and certificates of deposit and maturities that together totaled approximately $3,676,000. The remaining net cash used in investing activities during 2016 was primarily due to purchases of computer equipment and internally developed software development costs.

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

Cash Flows from Financing Activities

In 2016, we made scheduled principal payments of approximately $50,000 related to our office building mortgage and scheduled payments of approximately $311,000 related to our capital leases. During 2016, we repurchased Redeemable Common Shares with a value of approximately $276,000. Also, we repurchased all of our Institutional Preferred Shares with a value of approximately $2,805,000, and including the 5% premium of approximately $119,000 paid to the holders of the 2012(A) and the 2013(A) series, the total price paid was approximately $2,924,000. We also paid dividends of approximately $442,000 to holders of our Redeemable Common Shares and approximately $68,000 to holders of our Redeemable Institutional Preferred Shares in 2016. During 2016, we issued approximately $2,280,000 of new Redeemable Common Shares.

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

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2016 is as follows:

	Less than 1			More than
Contractual Obligations	year	1-2 years	3-5 years	5 years	Total
Long-term debt and interest (1)	$97,000	$195,000	$193,000	$895,000	$1,380,000
Capital lease and interest	240,000	335,000	8,000		583,000
Operating leases	256,000	417,000	47,000		720,000
Claims payable	3,744,000				3,744,000
Total	$4,337,000	$947,000	$213,000	$895,000	$6,392,000

(1)	Includes swap interest payments based on a fixed rate of 3.90%.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95%. The note requires us to make principal payments of $4,400 per month in 2017 and higher principal payments in subsequent years through 2022 in accordance with the agreed upon loan amortization schedule. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2016, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2016. The Company also entered into a capital lease agreement with a leasing company in 2015 that obligates the Company to pay lease payments over a four year period for each capital lease. Under these capital lease agreements, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year. At December 31, 2016, the Company was in compliance with this minimum tangible net worth requirement.

As of December 31, 2016, we believe our most significant other commitments are:

Deferred Compensation – We expect to pay our deferred compensation liability of approximately $4,051,000 to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years.

Commissions – We expect commission payments to generally correspond to earned premium volume.

Redeemable Common Shares – Pursuant to the Company’s Code of Regulations, holders of Class A, Class B and Class C shares have the right to require the Company to repurchase such holder’s common shares on the terms contained in the Code of Regulations. At December 31, 2016, approximately $25,000 in redeemed common shares are to be paid in 2017.

Federal and State Premium Taxes – We expect federal and state premium payments to generally correspond to earned premium volume.

Off-Balance Sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $11.7 million at December 31, 2016. Our consolidated cash and short term investments decreased by approximately $0.4 million from approximately $12.1 million as of December 31, 2015.

This decrease in cash and short term investments from December 31, 2015 to December 31, 2016 is primarily due an increase of cash used by financing activities as a result of the redemption of the redeemable preferred shares of approximately $3.2 million offset by the issuance of Redeemable Common Shares of approximately $2.2 million. During 2016, we invested an additional $1.7 million in securities. The net increase in cash used for investing and financing activities was offset by an increase in cash received from operating activities of approximately $3.7 million.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2016, 2015 or 2014. As of December 31, 2016 and 2015, there was no amount outstanding on this line of credit.

We have an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2016, 2015 or 2014. As of December 31, 2016 and 2015, there was no amount outstanding on this line of credit.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our Class A, Class B and Class C shareholders who die and our Class A and Class B shareholders who become permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $276,000, $223,000, and $362,000, of Redeemable Common Shares in the years ended December 31, 2016, 2015, and 2014, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

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

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. There were no dividends declared or paid by Dental Care Plus during 2016, 2015 or 2014. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2016.

We maintained aggregate statutory capital and surplus of approximately $12.2 million as of December 31, 2016 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2017 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and future capital raising activities, if any.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted the states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2016 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2016, 2015, and 2014, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2016	2015	2014
Changes in:
Change in fair value of interest rate swap, net of tax	$7,471	$(8,687)	$33,504
Change in fair value of investments, net of tax	33,373	(164,497)	65,943
Reclassification adjustment for (gains) losses included in net income, net of tax	(19,433)	38,891	(19,596)

Total	$21,411	$(134,293)	$79,851)

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

	2016		2015

IBNR	$1,441,149	38.5%	$1,874,283	57.6%
Reported claims in process	2,238,464	59.8%	1,328,203	40.8%
Other healthcare services expenses payable	63,938	1.7%	50,860	1.6%
Total claims payable liability	$3,743,551	100%	$3,253,346	100%

Between December 31, 2015 and December 31, 2016, our claims payable liability estimate increased by approximately $490,200 or 15.1%, primarily due to higher fully-insured dental HMO/IND and fully-insured dental PPO membership at December 31, 2016 compared to December 31, 2015, along with a significant increase in fully-insured dental HMO/IND utilization in December 2016 compared to December 2015.

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

When developing our estimate for claims payable liability as of December 31, 2016, we considered actual paid claim data from January 2017. As a result, we are able to use the completion factors approach for all historical months in 2016, including December 2016. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2016 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		12/31/2016

(0.50%)		4,008,481
0%	(estimate used)	3,743,551
0.50%		3,574,287

(a)     Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2016.

Recognition of Premium Revenue

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $46,955,000 and $32,631,000 at December 31, 2016 and 2015, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in accounts receivable were approximately $45,687,000 and $30,955,000 at December 31, 2016 and 2015, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,268,000 and $1,676,000 at December 31, 2016 and 2015, respectively. Management has determined that as of December 31, 2016 and 2015, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

At December 31, 2016, our investment portfolio included approximately $223,000 of an institutional money market fund. Our portfolio also included approximately $8,020,000 of investment grade and non-investment grade corporate bonds and $1,095,000 of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $278,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $279,000 increase in fair value. At December 31, 2016, the investment grade and non-investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $8,025,000 and $1,090,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2016 and 2015.

At December 31, 2016, we had a mortgage note with a bank with an outstanding principal balance of $1,148,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, redeemable shares and shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules included in Item 15(a)2. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DCP Holding Company and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Cincinnati, OH

March 24, 2017

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2016 AND 2015

	2016	2015
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,825,000 and $8,745,000 at December 31, 2016 and 2015, respectively	$8,824,420	$8,708,799
Short-term investments, available for sale at fair value, cost of $513,000 and $449,000 at December 31, 2016 and 2015, respectively	512,989	449,457
Total investments	9,337,409	9,158,256
CASH AND CASH EQUIVALENTS	11,221,951	11,657,287
ACCRUED INVESTMENT INCOME	78,662	75,257
ACCOUNTS RECEIVABLE, including uncollected premiums of $1,018,391 and $785,942, net of allowance of $41,092 and $14,715 at December 31, 2016 and 2015, respectively	46,705,170	31,741,166
DEFERRED ACQUISITION COSTS	3,109,117	2,012,604
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,531,436 and $3,168,946 at December 31, 2016 and 2015, respectively	2,756,999	2,700,909
OTHER ASSETS	4,872,499	2,998,073
TOTAL ASSETS	$78,081,807	$60,343,552

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$3,743,551	$3,253,346
UNEARNED PREMIUM REVENUE	46,954,609	32,631,117
OTHER PAYABLES AND ACCRUALS	7,334,165	5,565,495
MORTGAGE LOAN PAYABLE	1,148,000	1,198,400
CAPITAL LEASE OBLIGATIONS	558,114	869,456
DEFERRED COMPENSATION	4,051,078	3,287,065
TOTAL LIABILITIES	63,789,517	46,804,879

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 506 and 516 shares at December 31, 2016 and 2015, respectively	561,439	522,045
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,604 and 8,142 shares at December 31, 2016 and 2015, respectively	9,546,686	8,237,390
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 and 2,005 shares at December 31, 2016 and 2015, respectively	4,184,165	2,028,490
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, zero shares at December 31, 2016 and 300 shares at December 31, 2015, respectively		420,515
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, zero shares at December 31, 2016 and 1,000 shares at December 31, 2015, respectively		1,213,791
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, zero shares at December 31, 2016 and 1,000 shares at December 31, 2015, respectively		1,116,442
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	14,292,290	13,538,673

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$78,081,807	$60,343,552

 See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014

REVENUES
Premium revenue	$105,594,134	$98,261,441	$91,936,578
Investment income	274,220	251,756	221,622
Realized gains (losses) on investments, net	75,849	(58,926)	29,691
Other income	51,920	62,304	62,304
Total revenues	105,996,123	98,516,575	92,250,195

EXPENSES
Healthcare services expense	80,500,160	76,683,963	71,695,797
Insurance expense:
Salaries and benefits expense	9,022,484	7,766,987	7,249,590
Commission expenses and other acquisition costs	5,538,688	5,420,357	5,123,790
Other insurance expense	7,582,136	6,888,760	5,952,103
Total insurance expense	22,143,308	20,076,104	18,325,483
Total expenses	102,643,468	96,760,067	90,021,280

INCOME BEFORE INCOME TAX	3,352,655	1,756,508	2,228,915

PROVISION (BENEFIT) FOR INCOME TAX:
Current	1,552,952	1,101,048	1,039,777
Deferred	(189,468)	(302,625)	(152,035)

INCOME TAX EXPENSE	1,363,484	798,423	887,742

NET INCOME	$1,989,171	$958,085	$1,341,173

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap, net of income tax of $3,848, ($4,475), and $17,260, respectively	7,471	(8,687)	33,504
Change in the fair value of investments, net of income tax of $17,193, ($84,741), and $33,974, respectively	33,373	(164,497)	65,943
Reclassification adjustment for (gains) losses included in net income, net of income tax of ($10,011), $20,035 and ($10,095), respectively	(19,433)	38,891	(19,596)
Total other comprehensive income (loss)	21,411	(134,293)	79,851

TOTAL COMPREHENSIVE INCOME	$2,010,582	$823,792	$1,421,024

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

	Redeemable Common Shares						Redeemable Preferred Shares									Shareholders' Equity

							Institutional Preferred			Institutional Preferred			Institutional Preferred
	Class A		Class B		Class C		2010-Series			2012-Series			2013-Series					Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Number of Shares	Amount		Number of Shares	Amount		Retained Earnings		Compre-hensive Income (Loss)	Total

Balance at December 31, 2013	546	$488,282	7,889	$7,055,053			300		$391,814	1,000		$1,130,946	1,000		$1,040,242

Net Income																	1,341,173			1,341,173
Other comprehensive income, net																		79,851		79,851
Dividends declared and paid																	(425,327)			(425,327)
Redeemable Shares issued			290	290,468	321	$305,212
Redeemable Shares repurchased	(15)	(13,834)	(336)	(309,786)
Accretion of shares to redemption value		54,710		780,054		14,674			22,359			64,538			59,362		(915,846)	(79,851)		(995,697)
Balance at December 31, 2014	531	529,158	7,843	7,815,789	321	319,886	300		414,173	1,000		1,195,484	1,000		1,099,604

Net Income																	958,085			958,085
Other comprehensive loss, net																		(134,293)		(134,293)
Dividends declared and paid																	(481,089)			(481,089)
Redeemable Shares issued			510	501,329	1,684	1,545,816
Redeemable Shares repurchased	(15)	(14,971)	(211)	(210,298)
Accretion of shares to redemption value		7,858		130,570		162,788			6,342			18,307			16,838		(476,996)	134,293		(342,703)

Balance at December 31, 2015	516	522,045	8,142	8,237,390	2,005	2,028,490	300		420,515	1,000		1,213,791	1,000		1,116,442

Net Income																	1,989,171			1,989,171
Other comprehensive loss, net																		21,411		21,411
Dividends declared and paid																	(510,413)			(510,413)
Redeemable Shares issued			661	665,053	1,766	1,728,874
Redeemable Shares repurchased	(10)	(10,294)	(199)	(206,321)			(300)		(428,819)	(1,000)		(1,237,758)	(1,000)		(1,138,487)
Extinguishment cost of redeemable preferred shares																	(118,800)			(118,800)
Accretion of shares to redemption value		49,688		850,564		426,801			8,304			23,967			22,045		(1,359,958)	(21,411)		(1,381,369)

Balance at December 31, 2016	506	$561,439	8,604	$9,546,686	3,771	$4,184,165		$			$			$		$		$	$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,989,171	$958,085	$1,341,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	504,302	484,438	335,230
Realized (gains) losses on investments, net	(75,849)	58,926	(29,691)
Deferred income benefit	(189,468)	(302,625)	(152,035)
Deferred compensation	994,708	747,825	959,380
Effects of changes in operating assets and liabilities:
Accrued investment income	(3,405)	(5,795)	(16,175)
Accounts receivable	(14,964,004)	834,988	1,953,867
Deferred acquisition costs	(1,096,513)	37,724	140,134
Other assets	(138,296)	(167,554)	(104,083)
Claims payable	490,205	255,733	777,888
Unearned premium revenue	14,323,492	(5,651)	(2,758,569)
Other payables and accruals	1,847,987	97,946	109,840

Net cash provided by operating activities	3,682,330	2,994,040	2,556,959

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(5,335,774)	(4,955,458)	(2,629,082)
Sales of investments	3,475,750	3,038,165	1,602,603
Maturities of investments	200,000	700,000	200,000
Acquisition of property and equipment	(549,083)	(471,904)	(530,245)
Proceeds from the sale of property and equipment		346,823	516,394
Investment, other		(2,000)	(5,000)

Net cash used in investing activities	(2,209,107)	(1,344,374)	(845,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(50,400)	(49,200)	(46,800)
Repayment of capital lease	(311,342)	(248,845)	(124,181)
Repurchase of redeemable common shares	(275,773)	(223,176)	(361,721)
Repurchase of redeemable preferred shares	(2,805,064)
Redeemable shares issued	2,280,066	1,932,356	330,535
Extinguishment cost of redeemable preferred shares	(118,800)
Issuance cost of redeemable shares	(116,833)	(112,419)
Dividends paid	(510,413)	(481,089)	(425,327)

Net cash (used in) provided by financing activities	(1,908,559)	817,627	(627,494)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(435,336)	2,467,293	1,084,135

CASH AND CASH EQUIVALENTS—Beginning of year	11,657,287	9,189,994	8,105,859

CASH AND CASH EQUIVALENTS—End of year	$11,221,951	$11,657,287	$9,189,994

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$70,000	$68,000	$59,000
Cash paid for income taxes	1,429,000	963,000	1,270,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$25,443	$84,618	$82,518
Capital lease obligation		346,823	516,394
Redeemable common shares issued in lieu of cash payment of deferred compensation	230,695	227,209	255,714
Deferred restricted shares units issued in lieu of cash dividend	101,840	64,564	40,712
Purchased property and equipment (included in other payables and accruals)		8,823	1,344

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016 AND 2015 AND FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

1.	GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2016, we had approximately 342,000 members in our dental benefits plans and approximately 40,100 members in our vision benefit plans with approximately 2,900 providers participating in our dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 45,300 additional providers throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the Ohio, Indiana, Pennsylvania, Georgia and Tennessee exchanges. With this network access arrangement, FFM exchange members have access to the following approximate number of providers in 2016 in these five states: Ohio – 2,900 providers; Indiana – 1,100 providers; Pennsylvania – 1,400 providers; Georgia – 1,700 providers; Tennessee – 700 providers.

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

The Company capitalizes the costs of computer software developed or obtained for internal use in accordance generally accepted accounting principles. Capitalized computer software costs consist of purchased software licenses, implementation costs, development costs and payroll-related costs for certain projects that qualify for capitalization. The Company expenses costs related to preliminary project assessment, training and application maintenance as incurred, and amortizes the capitalized computer software costs on a straight-line basis over the estimated useful life of the software upon being placed in service.

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

State Guarantee Fund Deposits— The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $1,850,000 and $326,000 at December 31, 2016 and 2015, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

Goodwill and Intangible Assets— Goodwill arises in business combinations when the purchase price exceeds the fair value of identifiable assets acquired less liabilities assumed. As with tangible and other intangible assets, periodic impairment reviews are required, at least annually, as well as when events or circumstances change. Management uses judgment in assessing goodwill for impairment. Management reviews the recorded value of our goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Professional judgment is exercised in determining future cash flows, timing and business valuation comparables or selecting discount rates to be used in any valuation assessments.

Business acquisitions often result in recording identifiable intangible assets. Identifiable intangible assets are recognized at the time of an acquisition, based upon their fair value. Similar to long-lived tangible assets, identifiable define-life intangible assets are subject to amortization and periodic impairment reviews whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The review for impairment of the Company’s intangible assets requires management to predict the estimated cash flows that will be generated by the long-lived asset over its remaining estimated useful life.

Deferred Acquisition Costs— Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $5,877,000, $4,358,000, and $3,989,000, and amortized approximately $4,780,000, $4,396,000, and $4,129,000 of these capitalized costs for the years ended December 31, 2016, 2015, and 2014, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income.

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

          On June 30, 2016, the Company delivered written notice to the holders of its (i) Redeemable Institutional Preferred Shares – 2010 Series, (ii) Redeemable Institutional Preferred Shares – 2012 Series, and (iii) Redeemable Institutional Preferred Shares – 2013 Series (collectively, the “Preferred Shares”), pursuant to which the Company exercised its right to redeem all of the Preferred Shares. The “Call Price” for each Preferred Share is 100% of the Adjusted Book Value per Preferred Share (as defined in the Company’s Articles of Incorporation), plus all accrued, but unpaid, dividends on each Preferred Share plus a 5% premium payable to holders of the 2012 Series and 2013 Series Preferred Shares. The holders of the Preferred Shares and the Company agreed to close the redemption on June 30, 2016, and on such date, the aggregate price paid for redemption of the Preferred Shares by the Company was approximately $2,924,000.

Redeemable Common Shares— The Company’s Class A, Class B, and Class C Redeemable Common Shares are owned by participating providers, Company directors, employees and accredited non-provider individuals. All participating providers, Company directors and Company employees are eligible to own the Class A and Class B voting redeemable common shares. Accredited non-provider individuals are eligible to own the Class C voting redeemable common shares. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The Company’s Class A, Class B and Class C common shares are considered to be redeemable common shares due to the fact that the shareholders have the option to require the Company to repurchase these shares under certain circumstances. The Company records Class A, Class B and Class C common shares as Redeemable Common Shares in the consolidated balance sheets outside of shareholders’ equity at the redemption value of the common shares. Accordingly, the Company records total comprehensive income as a change to the redemption value of the Redeemable Common Shares to accrete (dilute) the carrying value of the Redeemable Common Shares to the redemption value at the end of each reporting period.  Under this method, the end of the reporting period is treated as if it were also the redemption date for the securities.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $46,955,000 and $32,631,000 at December 31, 2016 and 2015, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $45,687,000 and $30,955,000 at December 31, 2016 and 2015, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,268,000 and $1,676,000 at December 31, 2016 and 2015, respectively. Management has determined that as of December 31, 2016 and 2015, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Other Income and Realized Gains (Losses) On Investments, Net — Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 15). Realized gains (losses) on investments is primarily made up of realized investment gains, losses and other than temporary impairments of investment grade and non-investment grade corporate bonds as well as .

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. The Company incurred claim costs related to dental care providers amounting to approximately $80,500,000, $76,684,000, and $71,696,000, for the years ended December 31, 2016, 2015, and 2014, respectively.

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

During 2016, 2015, and 2014, four fully-insured customers accounted for approximately 10%, 10%, and 9%, respectively, of the Company’s total premium revenue. Additionally, two self-insured customers accounted for approximately 11%, 11%, and 10% of the Company’s total revenue during each of the years 2016, 2015, and 2014, respectively.

The Company had one customer that had a balance of approximately 24% and 28% of the uncollected premium receivable balance at December 31, 2016 and 2015, respectively.

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

New Accounting Guidance— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 amends the accounting for revenue recognition. Insurance contracts are not included in the scope of this new guidance. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. While we expect revenue related to our self-insured dental business to remain primarily unchanged, we are still evaluating the impact of the new guidance on the customer arrangements for this business. Accordingly, management continues to evaluate the impact of the new standard on the Company’s results of operations, financial condition and cash flows.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance: Disclosures About Short-Duration Contracts. ASU 2015-09 requires entities to provide additional disclosures about the liability for unpaid claims and claim adjustment expenses to increase the transparency of significant estimates. The guidance also requires entities to disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses, including reasons for the change and the effects on the financial statements. In addition, this guidance also requires entities to disclose a roll forward of the liability of unpaid claims and claim adjustment expense for annual and interim reporting periods. The effective date of this new guidance is for annual reporting periods beginning after December 15, 2015, and interim reporting periods within the annual period beginning after December 15, 2016. The Company adopted the requirements of ASU 2015-09 and has included the new disclosures within Note 6.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on the Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a new lease model that requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. While this new standard retains most of the principles of the existing lessor model under U.S. GAAP, it aligns many of those principles with ASC 606: Revenue from Contracts with Customers. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on the Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends previous guidance on the impairment of financial instruments by adding an impairment model that allows an entity to recognize expected credit losses as an allowance rather than impairing as they are incurred. The new guidance is intended to reduce complexity of credit impairment models and result in a more timely recognition of expected credit losses. The effective date of ASU 2016-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on the Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

2.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,090,000 at December 31, 2016 and 2015. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $223,000 and $249,000 at December 31, 2016 and 2015, respectively. The Company invested in corporate bonds with an amortized cost of approximately $8,025,000 and $7,855,000 at December 31, 2016 and 2015, respectively. The investment and non-investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at December 31, 2016, which consist primarily of investment grade securities. At December 31, 2016, total bond fair value was approximately $8,020,000, which consists of approximately $7,363,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $657,000, had a credit rating of between BB+ and CCC. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.08% at December 31, 2016. The weighted average maturity of the Company’s corporate bonds was 5.10 years at December 31, 2016.

At December 31, 2016 and, 2015, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$290,000	$290,412	3.2%
Years 1-5	5,722,990	5,741,735	63.0%
Years 5-10	3,052,388	3,035,185	33.3%
Due after ten years	50,000	47,500	0.5%

Total	$9,115,378	$9,114,832	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2015	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$200,000	$200,324	2.2%
Years 1-5	6,089,269	6,047,291	67.9%
Years 5-10	2,528,939	2,535,648	28.5%
Due after ten years	126,547	125,860	1.4%

Total	$8,944,755	$8,909,123	100.0%

Investments classified at December 31, 2016 and 2015, as fixed maturities and short-term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value

Money market fund	$222,577			$222,577

Certificates of deposit, short term	290,000	412		290,412

Certificates of deposit, fixed maturities	800,000	4,728	$(66)	804,662

Corporate bonds, fixed maturities	8,025,378	76,323	(81,943)	8,019,758
Total investments	$9,337,955	$81,463	$(82,009)	$9,337,409

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2015	Cost	Gain	Loss	Value

Money market fund	$249,133			$249,133

Certificates of deposit, short term	200,000	324		200,324

Certificates of deposit, fixed maturities	890,000	302	$(3,552)	886,750

Corporate bonds, fixed maturities	7,854,755	83,037	(115,743)	7,822,049
Total investments	$9,193,888	$83,663	$(119,295)	$9,158,256

Unrealized losses at December 31, 2016 and 2015 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other-than-temporary impairment charges for the year ended December 31, 2016. The Company had six other-than-temporarily impaired securities which were recorded as a realized loss of approximately $111,000 for the year ended December 31, 2015. The Company had no other-than-temporary impairment charges for the year ended December 31, 2014. The Company had no investments in a material unrealized loss position for greater than one year as of December 31, 2016 and 2015.

The following table provides realized investments gains and losses for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014

Gross realized gains	$147,513	$80,199	$31,784

Gross realized losses	(71,664)	(28,073)	(2,093)

Other than temporary impairments		(111,052)

Total realized gains (losses) on investments, net	$75,849	$(58,926)	$29,691

3.	PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2016	2015

Land	$364,000	$364,000
Building and building improvements	2,504,775	2,504,775
Furniture and equipment	3,419,660	3,001,080
Total property and equipment	6,288,435	5,869,855

Less accumulated depreciation and amortization	$(3,531,436)	$(3,168,946)

Total property and equipment - net	$2,756,999	$2,700,909

The Company had depreciation expense of approximately $484,000, $449,000, and $318,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2016 and 2015. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $50,000 net of approximately $190,000 of accumulated amortization at December 31, 2016 and to approximately $66,000 net of approximately $174,000 of accumulated amortization at December 31, 2015. Amortization expense was approximately $15,000 for each of the three years ended December 31, 2016, 2015 and 2014. The provider network intangible asset of approximately $46,000 at December 31, 2016 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. Membership intangible assets (net of individual memberships written-off in the year of acquisition) of approximately $4,000 at December 31, 2016 are being amortized over an 11 year useful life in accordance with the Company’s expectation for the membership retention. The remaining weighted-average amortization period for these intangible assets is approximately 8 years. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2016 and 2015.

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $61,000, $141,000, and $130,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2016, 2015 and 2014, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investment or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 31, 2016 and 2015.

The Company has a long-term incentive compensation program for named executive officers pursuant to which an officer may receive an award of up to 45% of such officer’s base salary in the form of cash awards which will vest if established Company performance criteria are achieved over a three year period. The named executive officer has the option to defer all or a portion of the cash award. During 2016, approximately $288,000 in cash awards vested of which approximately $235,000 has been deferred and included in the deferred compensation liability. There were no non-vested awards outstanding at December 31, 2016.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares. Subsequent to 2010, a director will receive Class B Redeemable Common Shares upon vesting. A key employee may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash at redemption. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. There were approximately 170 and 157 of these non-vested awards outstanding at December 31, 2016 and 2015, respectively. The number of awards expected to vest approximates the total non-vested awards outstanding.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $710,000, $597,000, and $872,000, with a deferred tax benefit of approximately $241,000, $203,000, and $296,000, related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, there is approximately $145,000 of total unrecognized compensation cost related to non-vested awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.69 years.

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

In February 2016 and 2015, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $40.47 and $39.86 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $102,000 and $65,000 in February 2016 and February 2015, respectively. At December 31, 2016 and 2015, the deferred compensation liability was approximately $4,051,000 and $3,287,000, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In 2016, the non-employee members of the Board were granted a total of 228 share based awards. In 2016, key employees were granted 89 share based awards. In 2016, individuals who elected to defer a portion of their cash compensation purchased approximately 3 phantom shares. The equivalent share based dividend in February 2016 granted approximately 100 share based awards to individuals. As of December 31, 2016, the Company has granted a total of 4,543 share awards, net of share based dividends, forfeitures and rescinded share awards of which 2,863 are outstanding.

The following is a summary of activity of non-vested awards for the years ended December 31, 2016 and 2015:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31, 2016

Non-vested awards at January 1, 2016			157.4
Granted	228.0	$1,012	89.0
Vested	(228.0)	1,012	(76.7)
Non-vested awards at December 31, 2016			169.7	$1,131

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31, 2015

Non-vested awards at January 1, 2015			481.9
Granted	228.0	$997	88.0
Vested	(228.0)	997	(412.5)
Non-vested awards at December 31, 2015			157.4	$1,040

The following is a summary of activity of vested awards for the years ended December 31, 2016 and 2015:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31, 2016

Vested awards at January 1, 2016	872.6	$1,040	1,222.3

Share based dividend	33.7	1,025	48.9
Vested during the year	228.0	1,131	76.7
Converted to Redeemable Common Shares	(228.0)	1,131

Vested awards at December 31, 2016	906.3	1,131	1,347.9	$1,131

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31, 2015

Vested awards at January 1, 2015	839.2	$1,018	778.8

Share based dividend	33.4	1,003	31.0
Vested during the year	228.0	1,040	412.5
Converted to Redeemable Common Shares	(228.0)	1,040

Vested awards at December 31, 2015	872.6	1,040	1,222.3	$1,040

6.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2016	2015	2014

Balance—January 1	$3,253,346	$2,997,613	$2,219,725

Net incurred claims related to:
Current year	55,449,347	51,683,686	48,580,639
Prior years	(63,522)	45,917	75,288

Net incurred claims	55,385,825	51,729,603	48,655,927

Net paid claims related to:
Current year	51,721,965	48,438,729	45,587,042
Prior years	3,173,655	3,035,141	2,290,997

Net paid claims	54,895,620	51,473,870	47,878,039

Balance—December 31	$3,743,551	$3,253,346	$2,997,613

Reconciliation of claims payable liability to unpaid claims and claim adjustment expenses are as follows:

	2016	2015

Net outstanding liabilities
Dental HMO claims payable	$2,585,627	$2,118,610
Dental PPO claims payable	1,093,986	1,083,876

Unallocated claims adjustment expenses	63,938	50,860

Total gross liability for unpaid claims and claim adjustment expense	$3,743,551	$3,253,346

Substantially all of the incurred but not reported (“IBNR”) balance for dental HMO and dental PPO as of December 31, 2016 relates to the current year. At December 31, 2016 and 2015, the IBNR balance included in the total claims payable liability was approximately $1,441,000 and $1,874,000, respectively. The following is information about fully insured dental healthcare expense incurred and fully insured healthcare expense paid as of December 31, 2016:

Cumulative Fully-Insured Dental HMO Claims Incurred

	2014	2015	2016	Claim
Dental Claim Year	(Unaudited)	(Unaudited)		Frequency

2014	$36,055,249	$36,174,429	$36,177,921	241,566
2015		37,376,156	37,453,888	248,459
2016			39,921,664	253,296
		Total	$113,553,473

Cumulative Fully-Insured Dental HMO Claims Paid

	2014	2015	2016
Dental Claim Year	(Unaudited)	(Unaudited)

2014	$34,002,553	$36,172,452	$36,177,921
2015		35,259,523	37,452,963
2016			37,336,962
		Total	$110,967,846

Liabilities for dental HMO claims payable			$2,585,627

Cumulative Fully-Insured Dental PPO Claims Incurred

	2014	2015	2016	Claim
Dental Claim Year	(Unaudited)	(Unaudited)		Frequency

2014	$12,625,528	$12,613,896	$12,615,686	86,990
2015		14,449,265	14,352,688	94,508
2016			15,463,744	99,824
		Total	42,432,118

Cumulative Fully-Insured Dental PPO Claims Paid

	2014	2015	2016
Dental Claim Year	(Unaudited)	(Unaudited)

2014	$11,731,618	$12,612,769	$12,615,686
2015		13,366,515	14,337,446
2016			14,385,000
		Total	$41,338,132

Liabilities for dental PPO claims payable			$1,093,986

7.	DEBT

The Company has a mortgage note with a bank, secured by the land and the office building with interest payable based on the 30-day LIBOR rate plus 1.95%. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,148,000 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending
December 31

2017	$52,800
2018	55,200
2019	57,600
2020	58,800
2021 and thereafter	923,600

Total mortgage payable	$1,148,000

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

At December 31, 2016, future required payments under all outstanding capital leases are as follows:

2017	$240,212
2018	231,138
2019	104,704
2020	7,767

Total	583,821

Less imputed interest	(25,707)

Present value of minimum lease payments	$558,114

8.	DERIVATIVE

The Company entered into an interest rate swap agreement (cash flow hedge) used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage and was approximately $1,148,000 and $1,198,000 at December 31, 2016 and 2015, respectively. The Company believes that the risk of nonperformance by the counter party to this agreement is not material to the financial statements. At December 31, 2016 and 2015, the fair value of this agreement was a liability of approximately $7,000 and $18,000, respectively. This amount is included in other payables and accruals in the accompanying consolidated balance sheets. The agreement will terminate upon maturity of the mortgage loan payable (Note 7).

The amounts included in other comprehensive income (loss) related to the interest rate swap was $7,471, $(8,687), and $33,504, net of income tax expense (benefit) of $3,848, $(4,475), and $17,260, during 2016, 2015 and 2014, respectively.

9.	LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2016. As of December 31, 2016 and 2015, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2017. The Company expects to renew this line of credit at its maturity.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2016. At December 31, 2016 and 2015, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2017. The Company expects to renew this line of credit at its maturity.

10.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31, 2016, 2015 and 2014, respectively:

	2016	2015	2014

Current tax expense:
Federal	$1,520,374	$1,075,126	$1,020,061
State and local	32,578	25,922	19,716

Total current tax expense	1,552,952	1,101,048	1,039,777

Deferred tax benefit
Federal	(180,068)	(295,047)	(144,499)
State and local	(9,400)	(7,578)	(7,536)

Total deferred tax benefit	(189,468)	(302,625)	(152,035)

Total provision for income taxes	$1,363,484	$798,423	$887,742

Deferred tax assets and liabilities are comprised of the following:

	2016	2015
Deferred tax assets:
Unearned premiums	$86,212	$113,961
Net operating loss	25,231	29,317
Recapitalization intangible	48,234	48,234
Accrued vacation	87,028	106,361
Accrued commissions	429,267	227,635
Deferred compensation	1,281,799	1,117,602
Accrued professional fees	47,430	49,301
Unrealized loss on investments	30,774	65,904
Other, net	87,968	71,345

Gross deferred tax assets	2,123,943	1,829,660

Valuation Allowance	(48,234)	(48,234)

Gross deferred tax assets, net of valuation allowance	2,075,709	1,781,426

Deferred tax liabilities:
Deferred policy acquisition costs	163,923	101,213
Prepaid insurance	125,784	90,286
Property and equipment	160,033	137,350
Identifiable intangible assets	17,134	22,353

Gross deferred tax liabilities	466,874	351,202

Net deferred tax asset	$1,608,835	$1,430,224

Management believes it is more likely than not that deferred tax assets, net of valuation allowance will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $74,209, $86,226, and $98,247 of net operating loss carry forwards to utilize in future years at December 31, 2016, 2015, and 2014, respectively. These losses will expire between 2018 and 2024. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2016 and 2015.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

				2016	2015	2014
				Effective Tax	Effective Tax	Effective Tax
	2016	2015	2014	Rate	Rate	Rate

Provision computed at statutory rate	$1,139,903	$597,213	$757,831	34.0%	34.0%	34.0%
State and local taxes	23,101	9,309	4,575	0.7	0.5	0.2
Nondeductible meals, entertainment and legal expense	26,899	23,156	11,603	0.8	1.3	0.5
Nondeductible federal premium tax	189,558	168,745	113,733	5.7	9.7	5.1
Other—net	(15,977)			(0.5)

Provision for income taxes	$1,363,484	$798,423	$887,742	40.7%	45.5%	39.8%

11.	ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2016, 2015, and 2014, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2012 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2011 remain open to other state and local tax authorities.

12.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $89,000, $83,000 and $60,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	2016			2015
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$(34,498)	$(11,726)	$(22,772)	$155,814	$52,980	$102,834
Other comprehensive income (loss) before reclassification	50,566	17,193	33,373	(249,238)	(84,741)	(164,497)
Reclassification adjustment for realized investment (gains) losses, net included in realized gains on investments, net	(29,444)	(10,011)	(19,433)	58,926	20,035	38,891
Effect on other comprehensive income (loss)	21,122	7,182	13,940	(190,312)	(64,706)	(125,606)
Accumulated unrealized gains, net, on investments available for sale, end of period	$(13,376)	$(4,544)	$(8,832)	$(34,498)	$(11,726)	$(22,772)

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(18,016)	$(6,126)	$(11,890)	$(4,854)	$(1,651)	$(3,203)
Other comprehensive income (loss) before reclassification	11,319	3,848	7,471	(13,162)	(4,475)	(8,687)
Effect on other comprehensive income (loss)	11,319	3,848	7,471	(13,162)	(4,475)	(8,687)
Accumulated unrealized (losses), net, on interest rate swap, end of period	$(6,697)	$(2,278)	$(4,419)	$(18,016)	$(6,126)	$(11,890)

Accumulated other comprehensive (loss) income, beginning of period	$(52,514)	$(17,852)	$(34,662)	$150,960	$51,329	$99,631
Change in unrealized gains (losses), net, on investments available for sale	21,122	7,182	13,940	(190,312)	(64,706)	(125,606)
Change in unrealized gains (losses), net, on interest rate swap	11,319	3,848	7,471	(13,162)	(4,475)	(8,687)
Effect on other comprehensive income (loss)	32,441	11,030	21,411	(203,474)	(69,181)	(134,293)
Accumulated other comprehensive (loss), end of period	$(20,073)	$(6,822)	$(13,251)	$(52,514)	$(17,852)	$(34,662)

	2014
	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$85,588	$29,101	$56,487
Other comprehensive income before reclassification	99,917	33,974	65,943
Reclassification adjustment for realized investment (gains), net included in realized gains on investments, net	(29,691)	(10,095)	(19,596)
Effect on other comprehensive income	70,226	23,879	46,347
Accumulated unrealized gains, net, on investments available for sale, end of period	$155,814	$52,980	$102,834

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(55,618)	$(18,911)	$(36,707)
Other comprehensive income before reclassification	50,764	17,260	33,504
Effect on other comprehensive income	50,764	17,260	33,504
Accumulated unrealized (losses), net, on interest rate swap, end of period	$(4,854)	$(1,651)	$(3,203)

Accumulated other comprehensive income, beginning of period	$29,970	$10,190	$19,780
Change in unrealized gains, net, on investments available for sale	70,226	23,879	46,347
Change in unrealized gains, net, on interest rate swap	50,764	17,260	33,504
Effect on other comprehensive income	120,990	41,139	79,851
Accumulated other comprehensive income, end of period	$150,960	$51,329	$99,631

14.	LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. Income recorded by the Company under non-cancelable leases amounted to approximately $52,000 for the year ended December 31, 2016, and approximately $62,000 for the years ended December 31, 2015 and 2014. Such amounts are recorded as other income in the accompanying consolidated statements of comprehensive income.

15.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $206,000, $168,000, and $154,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

2017	$256,000
2018	237,000
2019	180,000
2020	39,000
2021	8,000

Total	$720,000

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $25,094,000, $21,577,000, and $20,240,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2016			December 31, 2015

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$53,393	$39,995	$13,398	$49,458	$37,346	$12,112
Fully-insured dental PPO	22,363	15,391	6,972	19,198	14,384	4,814
Self-insured dental	29,067	25,114	3,953	28,922	24,954	3,968
Corporate, all other	771		771	683		683
Total	$105,594	$80,500	25,094	$98,261	$76,684	21,577

Investment income			274			252
Realized gains (loss) on investments, net			76			(59)
Other income			52			62

Insurance expense			22,143			20,076

Income before income tax			$3,353			$1,756

Total assets-corporate			$78,082			$60,344

	Fiscal Year Ended
	December 31, 2014

	Revenues-	Healthcare
	External	Services
	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$47,948	$35,995	$11,953
Fully-insured dental PPO	16,459	12,661	3,798
Self-insured dental	26,905	23,040	3,865
Corporate, all other	624	-	624
Total	$91,936	$71,696	20,240

Investment income			222
Realized gains on investments, net			30
Other income			62

Insurance expense			18,325

Income before income tax			$2,229

Inter-segment revenues were not significant for 2016, 2015, or 2014.

17.	RELATED PARTIES

All of the Company’s Class A and Class B shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $38,256,000, $38,248,000, and $36,902,000, in 2016, 2015, and 2014, respectively. The Company had claims payable liability to related party providers of approximately $1,779,000 and $1,631,000 at December 31, 2016 and 2015, respectively.

Seven of our Board members are also participating providers and as a group received approximately $201,000, $191,000, and $191,000 in directors’ fees for the years ended December 31, 2016, 2015, and 2014, respectively.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$805	$805		$887	$887
Investment grade corporate bonds		7,363	7,363		7,144	7,144
Non-investment grade corporate bonds		657	657		678	678
Short-term investments
Money market funds	$223		223	$249		249
Federally-Insured certificates of deposit		290	290		200	200
Deferred compensation investments (a)
Equity mutual fund investments	729		729	645		645
State guarantee fund deposits (b)
Government securities	1,775		1,775	251		251
Federally-Insured certificates of deposit		75	75		75	75
Total	$2,727	$9,190	$11,917	$1,145	$8,984	$10,129

Liabilities
Interest rate swap (c)		$7	$7		$18	$18
Total		$7	$7		$18	$18

(a) Included as a trading security in other assets
(b) Included in other assets
(c) Included in other payables and accruals

The Company measures fair value using the following valuation methodologies. The Company uses quoted market prices to determine the fair value of the money market funds, deferred compensation investments and certain state fund guarantee deposits; such items are classified as Level 1 of the fair value hierarchy. Examples include government securities and mutual fund equity securities. The Company primarily bases fair value for investments in fixed-maturity securities on prices from a pricing vendor, an outside resource that supplies independent securities pricing, dividend, corporate action and descriptive information to support fund pricing, securities operations, research and portfolio management. The Company obtains and reviews the pricing service’s valuation methodologies and validates these prices using various inputs including quotes from other independent regulatory sources. When deemed necessary, the Company validates prices by replicating a sample using a discounted cash flow model. Such items are classified as Level 2 of the fair value hierarchy. The Company obtains a price from an independent vendor to determine the fair value of the interest rate swap. The independent vendor uses a discounted cash flow method whereby the significant observable inputs include the replacement interest rates of similar swap instruments in the market and swap curves; such items are classified as Level 2 of the fair value hierarchy.

At December 31, 2016 and 2015, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during December 2016 and 2015. As of December 31, 2016 and 2015, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

19.	REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Participating providers along with Company directors and employees have the option to purchase one or more voting Class B Redeemable Common Shares of the Company, when offered. Non-provider individuals are eligible to purchase Class C voting Redeemable Common Shares, when offered. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The book value of a common share was approximately $1,110 and $1,012 at December 31, 2016 and 2015, respectively. In 2016, 2015, and 2014, the Board declared a per share cash dividend for all Class A, Class B and Class C Redeemable Common Shares in the amounts of $40.47, $39.86, and $35.77, respectively.

The Company has 100,000 authorized Class D Redeemable Common Shares, without par value. The Class D Redeemable Common Shares are non-voting redeemable common shares that Preferred Shares may be converted to under certain circumstances. As of December 31, 2016 and 2015, none of these Class D Redeemable Common Shares were issued or are outstanding.

The Company is authorized to issue 100,000 preferred shares, without par. In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share. In 2012 and 2013, the Company entered into additional Stock Purchase Agreements with an investor for the sale of 1,000 Redeemable Institutional Preferred Shares each year at a purchase price of $1,000 per share. In June 2016, Company exercised its right to redeem all of the Preferred Shares and as of December 31, 2016 there were no issued or outstanding preferred shares. The annual dividend payable on each Redeemable Institutional Preferred Share is 5% of the book value at the beginning of the dividend period. As of December 31, 2016, 2015, and 2014, dividends declared and paid were approximately $69,000, $135,000, and $128,000, respectively.

Redeemable Provider Preferred Shares-2009 Series are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares. As of December 31, 2016 and 2015, none of these Provider Preferred Shares were issued or are outstanding.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. There were no dividends declared or paid by Dental Care Plus in 2016, 2015 or 2014. During 2017, the total dividend that the Dental Care Plus subsidiary may declare without prior regulatory approval is approximately $1,227,000.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income for Dental Care Plus was approximately $1,653,000, $710,000, and $1,156,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Statutory-basis equity was approximately $12,271,000, and $10,454,000 at December 31, 2016 and 2015, respectively.

20.	QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2016 and 2015 is as follows (amounts in thousands):

	2016
	March 31	June 30	September 30	December 31	Total
Premium revenue	$26,562	$26,112	$26,734	$26,186	$105,594
Gross profit	5,515	6,317	6,422	6,840	25,094
Income before income taxes	497	696	1,157	1,003	3,353

	2015
	March 31	June 30	September 30	December 31	Total
Premium revenue	$24,201	$24,263	$25,261	$24,536	$98,261
Gross profit	4,881	5,120	5,597	5,979	21,577
Income before income taxes	333	150	632	641	1,756

21.	SUBSEQUENT EVENTS

On February 8, 2017, the Company’s Board of Directors declared a $42.50 per share dividend for all holders of Class A, Class B and Class C redeemable common shares of record on March 1, 2017, payable on March 24, 2017. With the dividend, the holders of restricted share units will receive an equivalent share based dividend.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2016, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

Information required by this Item 10 regarding our directors and corporate governance is incorporated by reference to the Company’s Proxy Statement in connection with its 2017 Annual Meeting of Shareholders at which directors will be elected (if filed on or before April 28, 2017) in the sections and subsections entitled, “Election of Directors”, “Director Nominees”, “Audit Committee”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Report of the Audit Committee of the Board of Directors”, “Corporate Affairs Committee”, “Director Nomination Process” and “Code of Conduct”, or this Form 10-K will be amended on or prior to April 28, 2017 to include such information. The information required by Item 10 regarding our executive officers appears as a Supplement Item at the end of Item 1 under Part I hereof.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item 11 is incorporated by reference to the information under the sections and subsections “Executive Compensation”, “Corporate Affairs Committee” and “Report of the Corporate Affairs Committee” to be contained in the Company’s Proxy Statement in connection with its its 2017 Annual Meeting of Shareholders at which directors will be elected (if filed on or before April 28, 2017).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 (other than the information required by Item 201(d) of Regulation S-K which is set forth below) is incorporated by reference to the information under the section “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Company’s Proxy Statement in connection with its 2017 Annual Meeting of Shareholders at which directors will be elected (if filed on or before April 28, 2017.)

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers and other key employees. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In 2016, the non-employee members of the Board were granted a total of 228 RSUs. In 2016, Named Executive Officers and other key employees were granted 89 restricted share units.

In 2016, Company directors and certain key employees can elect to defer portions of their director fees and employee compensations. These individuals can request to invest in phantom shares of the Company and in 2016 they awarded 20 phantom shares.

As of December 31, 2016, the Company granted a total of 4,543 RSUs, net of share based dividends, forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	10,457
TOTAL	—	—	10,457

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to the information under the Section “Transactions with Related Persons, Promoters and Certain Control Persons” and the subsection “Director Independence” to be contained in the Company’s Proxy Statement in connection with its 2017 Annual Meeting of Shareholders at which directors wil be elected (if filed on or before April 28, 2017).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 relating to auditor fees is incorporated by reference to the information under the Section “Other Matters” to be contained in the Company’s Proxy Statement in connection with its 2017 Annual Meeting of Shareholders at which directors will be elected (if filed on or before April 28, 2017).

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K.
Page in Form 10-K
(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	33
Consolidated Balance Sheets as of December 31, 2016 and 2015	34
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015, and 2014	35
Consolidated Statements of Redeemable Shares and Shareholders’ Equity for the Years Ended December 31, 2016, 2015, and 2014	36
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014	37
Notes to the Consolidated Financial Statements	38

(2) Financial Statement Schedules:

Schedule I- Summary of Investments - Other than Investments in Related Parties as of December 31, 2016	58
Schedule II-Condensed Balance Sheets of Parent Company as of December 31, 2016 and 2015	59
Schedule II-Condensed Statements of Comprehensive Income of Parent Company for the Years Ended December 31, 2016, 2015, and 2014	60
Schedule II-Condensed Statements of Cash Flows of the Parent Company for the Years Ended December 31, 2016, 2015, and 2014	61
Schedule II-Notes to Condensed Financial Statements	62
Schedule III-Supplementary Insurance Information for the Years Ended December 31, 2016, 2015, and 2014	63
Schedule IV-Reinsurance for the Years Ended December 31, 2016, 2015 and 2014	64
Schedule V-Valuation and Qualifying Accounts for the Years Ended December 31, 2016, 2015, and 2014	64

(3) Exhibits:

See the List of Exhibits on the Index to Exhibits following the signature page.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries
Schedule I - Summary of Investments -
Other than Investments in Related Parties
At December 31, 2016
(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed Maturities:
Bonds:
All other corporate bonds	$8,025	$8,020	$8,020

Certificates of deposit	1,090	1,095	1,095

Total Fixed Maturities	$9,115	$9,115	$9,115

Other short-term investments:
Money Market Fund	$223	$223	$223

Total Investments	$9,338	$9,338	$9,338

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant

Condensed Balance Sheets

As of December 31, 2016 and 2015

	2016	2015
ASSETS

INVESTMENTS:
Fixed maturities	$1,454,893	$1,374,412
Short-term investments		41,747

Total investments	1,454,893	1,416,159

CASH AND CASH EQUIVALENTS	2,282,239	3,036,037

ACCRUED INVESTMENT INCOME	14,273	15,927

INTERCOMPANY RECEIVABLES	279,567	272,089

INTERCOMPANY NOTE RECEIVABLE	230,000	230,000

PROPERTY	1,647,158	1,754,962

INVESTMENT IN SUBSIDIARIES	13,294,165	11,054,315

DEFERRED INCOME TAX	1,592,103	1,313,396

OTHER ASSETS	1,167,343	976,139

TOTAL ASSETS	$21,961,741	$20,069,024

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY

OTHER PAYABLES AND ACCRUALS	$2,470,373	$2,044,886

MORTGAGE LOAN PAYABLE	1,148,000	1,198,400

DEFERRED COMPENSATION	4,051,078	3,287,065

TOTAL LIABILITIES	7,669,451	6,530,351

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 506 and 516 shares at December 31, 2016 and 2015, respectively	561,439	522,045
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,604 and 8,142 shares at December 31, 2016 and 2015, respectively	9,546,686	8,237,390
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 and 2,005 shares at December 31, 2016 and 2015, respectively	4,184,165	2,028,490
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Institutional Preferred Shares-2010 Series, no par value, cumulative 5% dividend—authorized, 300 shares; issued and outstanding, zero shares at December 31, 2016 and 300 shares at December 31, 2015, respectively		420,515
Institutional Preferred Shares-2012 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, zero shares at December 31, 2016 and 1,000 shares at December 31, 2015, respectively		1,213,791
Institutional Preferred Shares-2013 Series, no par value, cumulative 5% dividend—authorized, 1,000 shares; issued and outstanding, zero shares at December 31, 2016 and 1,000 shares at December 31, 2015, respectively		1,116,442
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	14,292,290	13,538,673

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY	$21,961,741	$20,069,024

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Comprehensive Income
For the Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

REVENUES
Management fees from subsidiaries	$13,358,327	$12,156,360	$11,486,781
Investment income	61,486	58,814	33,528
Realized gains (losses) on investments, net	771	(85,104)
Administrative fees	939,849	881,507	798,900
Total revenues	14,360,433	13,011,577	12,319,209

EXPENSES
Insurance expense:
Salaries and benefit expense	9,151,483	7,886,437	7,356,679
Other insurance expense	5,161,794	4,962,068	4,470,223
Total expenses	14,313,277	12,848,505	11,826,902

INCOME BEFORE INCOME TAX	47,156	163,072	492,307

PROVISION (BENEFIT) FOR INCOME TAX:
Current	347,948	323,078	428,152
Deferred	(310,054)	(244,242)	(246,426)

Total	37,894	78,836	181,726

Income before undistributed income of subsidiaries	9,262	84,236	310,581

Undistributed income of subsidiaries	1,979,909	873,849	1,030,592

NET INCOME	$1,989,171	$958,085	$1,341,173

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of investments	9,491	(71,531)	74,832
Reclassification adjustment for gains included in undistributed income	(49,551)	(17,278)	(19,596)
Total other comprehensive income held by subsidaries	(40,060)	(88,809)	55,236

Change in the fair value of interest rate swap	7,471	(8,687)	(8,889)
Change in the fair value of investments	23,882	(92,966)	33,504
Reclassification adjustment for losses	30,118	56,169

TOTAL COMPREHENSIVE INCOME	$2,010,582	$823,792	$1,421,024

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
For the Years ended December 31, 2016, 2015 and 2014

	2016	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,989,172	$958,085	$1,341,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,917	107,521	116,194
Realized (gains) losses on investments,net	(771)	85,104
Undistributed income of subsidiaries	(1,979,910)	(873,849)	(1,030,592)
Deferred income taxes benefit	(310,054)	(244,242)	(246,426)
Deferred compensation	994,708	747,825	959,380
Effects of changes in operating assets and liabilities:
Accrued investment income	1,654	(4,762)	(6,816)
Intercompany accounts receivables	(7,478)	299,916	(198,176)
Other assets	(143,868)	(183,671)	(89,141)
Other payables and accruals	495,981	(112,467)	56,994

Net cash provided by operating activities	1,148,351	779,460	902,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(834,738)	(1,188,956)	(822,222)
Sale and maturities of investments	829,806	559,715	794,972
Acquisition of property and equipment		(10,174)	(61,250)
Investment in subsidiary	(500,000)
Subsidiary dividends	200,000		150,000
Investment, other		(2,000)	(5,000)

Net cash (used in) provided by investing activities	(304,932)	(641,415)	56,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(50,400)	(49,200)	(46,800)
Repurchase of redeemable common shares	(275,773)	(223,176)	(361,721)
Repurchase of redeemable preferred shares	(2,805,064)
Redeemable shares issued	2,280,066	1,932,356	330,535
Extinguishment cost of redeemable preferred shares	(118,800)
Issuance cost of redeemable shares	(116,833)	(112,419)
Dividends paid	(510,413)	(481,089)	(425,327)

Net cash (used in) provided by financing activities	(1,597,217)	1,066,472	(503,313)

(DECREASE) INCREASE IN CASH	(753,798)	1,204,517	455,777

CASH AND CASH EQUIVALENTS—Beginning of year	3,036,037	1,831,520	1,375,743

CASH AND CASH EQUIVALENTS—End of year	$2,282,239	$3,036,037	$1,831,520

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$46,500	$48,300	$47,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$25,443	$84,618	$82,518
Redeemed common shares issued in lieu of cash payment of deferred compensation	230,695	227,209	255,714
Deferred restricted shares units issued in lieu of cash dividend	101,840	64,564	40,712

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

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $134,000, $119,000, and $107,000, for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2016, the parent company received a dividend from the Adenta, Inc. subsidiary in the amount of $200,000. There were no dividends declared or paid to the parent company in 2015. In 2014, the parent company received a dividend from the Adenta, Inc. subsidiary in the amount of $150,000.

In 2016, the parent company advanced $500,000 into Dental Care Plus, Inc. There were no investment in subsidiaries in 2015 and 2014.

Federal Income Tax Arrangement

The parent company has an income tax allocation arrangement with its subsidiaries. DCP makes federal tax payments on behalf of the Company. DCP paid approximately $1,429,000, $963,000, and $1,270,000, for the years ended December 31, 2016, 2015, and 2014. The Company’s policy is to settle this intercompany receivable within 30 days of the filing of its consolidated income tax return.

There were no additional investment in subsidiaries in 2016 and 2015.

Reconciliation of Investment in Subsidiaries
	2016	2015

Investment in Subsidiaries—January 1	$11,054,315	$10,269,275

Undistributed income of subsidiaries	1,979,910	873,849
Total other comprehensive income held by subsidiaries	(40,060)	(88,809)
Dividends from subsidiaries	(200,000)
Investment in subsidiaries	500,000

Increase in Investment in Subsidiary	2,239,850	785,040

Investment in Subsidiaries—December 31	$13,294,165	$11,054,315

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule III - Supplementary Insurance Information
For each of the Three Years in the Period ended December 31, 2016
(amounts in thousands)

	2016	2015	2014
Deferred policy acquisition cost (a)	$3,109	$2,013	$2,050

Claims payable (a)	$3,744	$3,253	$2,998

Unearned premium (a)	$46,955	$32,631	$32,637

Other policy claims and benefits payable (a)	$4,299	$3,271	$3,229

Premium revenues
Fully-insured dental HMO/ Indemnity	$53,393	$49,458	$47,948
Fully-insured dental PPO	22,363	19,198	16,459
Self-insured dental	29,067	28,922	26,905
Corporate, All Other	771	683	624
	$105,594	$98,261	$91,936

Investment income (a)	$274	$252	$222

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$39,995	$37,346	$35,995
Fully-insured dental PPO	15,391	14,384	12,661
Self-insured dental	25,114	24,954	23,040
	$80,500	$76,684	$71,696

Amortization of deferred policy acquisition cost (a)	$4,780	$4,396	$4,129

Other operating expense (a)	$17,363	$15,680	$14,196

Premium written
Fully-insured dental (a)	$90,488	$68,057	$62,151

 (a) The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule IV- Reinsurance
For each of the Three Years in the Period ended December 31, 2016
(amounts in thousands)

	2016		2015		2014

Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$53,393		$49,458		$47,948
Fully-insured dental PPO		22,363		19,198		16,459
Self-insured dental		29,067		28,922		26,905
Corporate, All Other		771		683		624
		$105,594		$98,261		$91,936

Assumed amounts from other companies	$		$		$

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$53,393		$49,458		$47,948
Fully-insured dental PPO		22,363		19,198		16,459
Self-insured dental		29,067		28,922		26,905
Corporate, All Other		771		683		624
		$105,594		$98,261		$91,936

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule V - Valuation and Qualifying Accounts
For the Years Ended December 31, 2016, 2015, and 2014

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Year ended December 31, 2016:
Allowance for Uncollectible Accounts Receivable	$14,715	99,084	72,707	$41,092
Year ended December 31, 2015:
Allowance for Uncollectible Accounts Receivable	$13,488	72,482	71,255	$14,715
Year ended December 31, 2014:
Allowance for Uncollectible Accounts Receivable	$7,686	37,225	31,423	$13,488

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 24, 2017	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 24, 2017	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 24, 2017	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 24, 2017	/s/ Robert E. Hamilton
Robert E. Hamilton
Vice-Chairman of the Board of Directors

March 24, 2017	/s/ David A. Kreyling
David A. Kreyling
Secretary

March 24, 2017	/s/ Michael J. Carl
Michael Carl
Treasurer

March 24, 2017	/s/ Fred H. Peck
Fred H. Peck
Assistant Treasurer

March 24, 2017	/s/ Jack M. Cook
Jack M. Cook
Director

March 24, 2017	/s/ Donald J. Peak
Donald J. Peak
Director

March 24, 2017	/s/ James E. Kroeger
James E. Kroeger
Director

March 24, 2017	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 24, 2017	/s/ James T. Foley
James Foley
Director

March 24, 2017	/s/ Mark E. Bronson
Mark E. Bronson
Director

March 24, 2017	/s/ Ronald Poulos
Ronald Poulos
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
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
10.1

Eleventh Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2016 (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K current report filed on June 3, 2016)*

10.2

Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

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
10.10

Long Term Incentive Compensation Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 19, 2015)*

10.11

Long Term Incentive Compensation Agreement between DCP Holding Company and Robert C. Hodgkins Jr. effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on June 3, 2016)*

10.12

Employment Agreement entered into effective January 1, 2016 between DCP Holding Company and Robert C. Hodgkins Jr. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed July 22, 2016)*

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
31.2 32.1 101

Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith

Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith

Financial information and Notes to Financial Statements for the year-ended December 31, 2016 formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensation plan arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.