Form 10-Q
period 2017-03-31
DCP Holding CO
filed 2017-05-12
CIK 1361025

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

 Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of March 31, 2017, there were 503, 8,550 and 3,771 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2017	2016
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,984,000 and $8,825,000 at March 31, 2017 and December 31, 2016, respectively	$8,993,636	$8,824,420
Short-term investments, available for sale at fair value, cost of $318,000 and $513,000 at March 31, 2017 and December 31, 2016, respectively	317,804	512,989
Total investments	9,311,440	9,337,409

CASH AND CASH EQUIVALENTS	10,269,724	11,221,951

ACCRUED INVESTMENT INCOME	77,412	78,662

ACCOUNTS RECEIVABLE, including uncollected premiums of $1,161,189 and $1,018,391, net of allowance of $31,410 and $41,092 at March 31, 2017 and December 31, 2016, respectively	62,976,008	46,705,170

DEFERRED ACQUISITION COSTS	4,209,504	3,109,117

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,515,260 and $3,531,436 at March 31, 2017 and December 31, 2016, respectively	2,994,734	2,756,999

OTHER ASSETS	4,882,707	4,872,499

TOTAL ASSETS	$94,721,529	$78,081,807

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,725,134	$3,743,551

UNEARNED PREMIUM REVENUE	63,907,017	46,954,609

OTHER PAYABLES AND ACCRUALS	7,433,106	7,334,165

MORTGAGE LOAN PAYABLE	1,134,800	1,148,000

CAPITAL LEASE OBLIGATIONS	495,841	558,114

DEFERRED COMPENSATION	4,118,386	4,051,078

TOTAL LIABILITIES	80,814,284	63,789,517

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 503 and 506 shares at March 31, 2017 and December 31, 2016, respectively	545,488	561,439
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,550 and 8,604 shares at March 31, 2017 and December 31, 2016, respectively	9,272,220	9,546,686
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 shares at March 31, 2017 and December 31, 2016	4,089,537	4,184,165

Total redeemable preferred and common shares	13,907,245	14,292,290

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none outstanding

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$94,721,529	$78,081,807

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016

REVENUES
Premium revenue	$27,097,654	$26,562,482
Investment income	65,325	68,160
Realized gains (loss) on investments, net	69,587	(52,239)
Other income		15,576
Total revenues	27,232,566	26,593,979

EXPENSES
Healthcare services expense	21,424,675	21,047,113
Insurance expense:
Salaries and benefits expense	2,312,061	2,255,884
Commission expenses and other acquisition costs	1,282,980	1,024,860
Other insurance expense	1,973,604	1,769,067
Total insurance expense	5,568,645	5,049,811
Total expenses	26,993,320	26,096,924

INCOME BEFORE INCOME TAX	239,246	497,055

INCOME TAX EXPENSE	85,399	215,569

NET INCOME	153,847	281,486

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income tax (benefit) of $1,894 and ($11,231), respectively	3,677	(21,800)
Change in the fair value of investments, net of income tax of $13,841 and $57,294, respectively	26,869	111,218
Reclassification adjustment for realized (gains) losses included in net income, net of income tax expense (benefit) of ($9,933) and $17,761, respectively	(19,282)	34,478
Total other comprehensive income	11,264	123,896

TOTAL COMPREHENSIVE INCOME	$165,111	$405,382

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,847	$281,486
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	129,591	123,504
Realized (gain) loss on investments, net	(69,587)	52,239
Deferred compensation	127,224	96,589
Effects of changes in operating assets and liabilities:
Accrued investment income	1,250	8,180
Accounts receivable	(16,270,838)	(35,854,197)
Deferred acquisition costs	(1,100,387)	(2,380,789)
Other assets	21,807	(623,738)
Claims payable	(18,417)	321,013
Unearned premium revenue	16,952,408	36,827,641
Other payables and accruals	65,520	1,637,381

Net cash (used in) provided by operating activities	(7,582)	489,309

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,483,220)	(1,057,048)
Sales of investments	1,344,736	847,736
Maturities of investments	200,000	200,000
Acquisition of property and equipment	(359,609)	(25,911)

Net cash used in investing activities	(298,093)	(35,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(13,200)	(12,600)
Payments on capital lease	(62,273)	(73,916)
Repurchase of redeemable common shares	(23,636)	(72,138)
Redeemable shares issued		289,784
Issuance cost of redeemable shares		(14,955)
Dividends paid	(547,443)	(476,033)

Net cash used in financing activities	(646,552)	(359,858)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(952,227)	94,228

CASH AND CASH EQUIVALENTS—Beginning of period	11,221,951	11,657,287

CASH AND CASH EQUIVALENTS—End of period	$10,269,724	$11,751,515

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$16,000	$18,000
Cash paid for income taxes		650,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$64,435	$84,508
Deferred restricted shares in lieu of cash dividend	114,672	101,840

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation; and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2016 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 24, 2017. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The accounting policies of the Company conform GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accompanying consolidated financial statements include estimates. Actual results could differ from those estimates.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2016. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, income tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses and various other liability accounts. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $63,907,000 and $46,955,000 at March 31, 2017 and December 31, 2016, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in unbilled accounts receivable were approximately $61,815,000 and $45,687,000 at March 31, 2017 and December 31, 2016, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $2,092,000 and $1,268,000 at March 31, 2017 and December 31, 2016, respectively. Management has determined that as of March 31, 2017 and December 31, 2016, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $2,329,000 and $3,557,000 and amortized approximately $1,228,000 and $1,176,000 of these capitalized costs for the three months ended March 31, 2017 and 2016, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance—In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 amends the accounting for revenue recognition. Insurance contracts are not included in the scope of this new guidance. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. While we expect revenue related to our self-insured dental business to remain primarily unchanged, we are still evaluating the impact of the new guidance on the customer arrangements for this business. Accordingly, management continues to evaluate the impact of the new standard on the Company’s results of operations, financial condition and cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces a new guidance that requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. The new guidance will also require new qualitative and quantitative disclosures. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts as well as identification of other contracts that may fall under the scope of the new guidance. We do not expect the adoption to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,140,000 and $1,090,000 as of March 31, 2017 and December 31, 2016, respectively. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $178,000 and $223,000 as of March 31, 2017 and December 31, 2016, respectively. The Company invested in corporate bonds with an amortized cost of approximately $7,984,000 and $8,025,000 as of March 31, 2017 and December 31, 2016, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at March 31, 2017, which consisted primarily of investment grade securities. At March 31, 2017, total bond fair value was approximately $7,991,000, which consisted of approximately $7,271,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $720,000 had a credit rating of BB+ or lower. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.09% at March 31, 2017. The weighted average maturity of the Company’s corporate bonds was 5.21 years at March 31, 2017.

At March 31, 2017 and December 31, 2016, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
March 31, 2017	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$140,000	$140,210	1.5%
Years 1-5	5,932,799	5,948,956	65.2%
Years 5-10	2,762,391	2,757,060	30.2%
Due after ten years	288,990	287,620	3.1%

Total	$9,124,180	$9,133,846	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$290,000	$290,412	3.2%
Years 1-5	5,722,990	5,741,735	63.0%
Years 5-10	3,052,388	3,035,185	33.3%
Due after ten years	50,000	47,500	0.5%

Total	$9,115,378	$9,114,832	100.0%

Investments classified at March 31, 2017 and December 31, 2016 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2017	Cost	Gain	Loss	Value

Money market fund	$177,594			$177,594

Certificates of deposit, short term	140,000	$210		140,210

Certificates of deposit, fixed maturities	1,000,000	3,256	$(598)	1,002,658

Corporate bonds, fixed maturities	7,984,180	73,591	(66,793)	7,990,978

Total investments	$9,301,774	$77,057	$(67,391)	$9,311,440

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value

Money market fund	$222,577			$222,577

Certificates of deposit, short term	290,000	$412		290,412

Certificates of deposit, fixed maturities	800,000	4,728	$(66)	804,662

Corporate bonds, fixed maturities	8,025,378	76,323	(81,943)	8,019,758

Total investments	$9,337,955	$81,463	$(82,009)	$9,337,409

Unrealized losses on investments at March 31, 2017 and December 31, 2016 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at March 31, 2017 or December 31, 2016.

4.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. In 2017, the non-employee members of the Board were granted a total of 216 share based awards, key employees were granted 99 share based awards. The Company recorded deferred compensation expense of approximately $107,000 and $87,000 related to deferred share awards and the change in the value of deferred employee compensation for the three months ended March 31, 2017 and 2016, respectively. The Company recorded deferred compensation expense of approximately $19,000 and $20,000 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2017 and 2016, respectively. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares.

 In February 2017 and 2016, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $42.50 and $40.47 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $115,000 and $102,000 in February 2017 and February 2016, respectively.

At March 31, 2017 and December 31, 2016, the deferred compensation liability was approximately $4,118,000 and $4,051,000, respectively.

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016

Balance—January 1	$3,743,551	$3,253,346

Net incurred claims related to:
Current year	14,991,258	14,579,084
Prior years	(101,529)	(62,737)

Net incurred claims	14,889,729	14,516,347

Net paid claims related to:
Current year	11,584,529	11,281,875
Prior years	3,323,617	2,913,459

Net paid claims	14,908,146	14,195,334

Balance—March 31	$3,725,134	$3,574,359

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three months ended March 31, 2017 was 35.7% with tax expense of approximately $85,000. The effective tax for the three months ended March 31, 2016 was 43.4% with tax expense of approximately $216,000. The decrease in federal income tax is the result of a 2017 moratorium on the non-deductible federal premium tax and lower pre-tax income. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and 2012 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized loss, net, on investments available for sale, beginning of period	$(13,376)	$(4,544)	$(8,832)	$(34,498)	$(11,726)	$(22,772)
Other comprehensive income before reclassification	40,710	13,841	26,869	168,512	57,294	111,218
Reclassification adjustment for realized investment (gains) losses, net, included in realized gains on investments, net	(29,215)	(9,933)	(19,282)	52,239	17,761	34,478
Effect on other comprehensive income	11,495	3,908	7,587	220,751	75,055	145,696
Accumulated unrealized (loss) gains, net, on investments available for sale, end of period	$(1,881)	$(636)	$(1,245)	$186,253	$63,329	$122,924

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(6,697)	$(2,278)	$(4,419)	$(18,016)	$(6,126)	$(11,890)
Other comprehensive income (loss) before reclassification	5,571	1,894	3,677	(33,031)	(11,231)	(21,800)
Effect on other comprehensive income (loss)	5,571	1,894	3,677	(33,031)	(11,231)	(21,800)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(1,126)	$(384)	$(742)	$(51,047)	$(17,357)	$(33,690)

Accumulated other comprehensive loss, beginning of period	$(20,073)	$(6,822)	$(13,251)	$(52,514)	$(17,852)	$(34,662)
Change in unrealized gains, net, on investments available for sale	11,495	3,908	7,587	220,751	75,055	145,696
Change in unrealized gains (losses), net, on interest rate swap	5,571	1,894	3,677	(33,031)	(11,231)	(21,800)
Effect on other comprehensive income	17,066	5,802	11,264	187,720	63,824	123,896
Accumulated other comprehensive (loss) income, end of period	$(3,007)	$(1,020)	$(1,987)	$135,206	$45,972	$89,234

8.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $5,673,000 and $5,515,000 for the three months ended March 31, 2017 and 2016, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2017			March 31, 2016

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$12,882	$10,278	$2,604	$13,247	$10,594	$2,653
Fully-insured dental PPO	6,458	4,612	1,846	5,578	3,922	1,656
Self-insured dental	7,552	6,535	1,017	7,551	6,531	1,020
Corporate, all other	206		206	186		186
Total	$27,098	$21,425	5,673	$26,562	$21,047	5,515

Investment income			65			68
Realized gains (loss) on investments, net			70			(52)
Other income						16

Insurance expense			5,569			5,050

Income before income tax			$239			$497

Total assets-corporate			$94,722

Inter-segment revenues were not significant for the three months ended March 31, 2017 and 2016.

9.	FAIR VALUE MEASUREMENTS

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

The following table presents each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017				December 31, 2016
	Level 1		Level 2	Total Balance	Level 1		Level 2	Total Balance

Assets
Fixed maturities
Federally-Insured certificates of deposit			$1,003	$1,003			$805	$805
Investment grade corporate bonds			7,271	7,271			7,363	7,363
Non-investment grade corporate bonds			720	720			657	657
Short-term investments
Money market funds		$178		178		$223		223
Federally-Insured certificates of deposit			140	140			290	290
Deferred compensation investments (a)
Equity mutual fund investments		783		783		729		729
State guarantee fund deposits (b)
Government securities		1,775		1,775		1,775		1,775
Federally-Insured certificates of deposit			75	75			75	75
Total		$2,736	$9,209	$11,945		$2,727	$9,190	$11,917

Liabilities
Interest rate swap (c)			$1	$1			$7	$7
Total	$		$1	$1	$		$7	$7

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

As of March 31, 2017 and December 31, 2016, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the three months ended March 31, 2017 or 2016. As of March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to Ohio, Kentucky and Indiana employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Kentucky, Indiana, Pennsylvania, Georgia, Tennessee, Illinois and Virginia exchanges (“the FFM exchanges”) and individual dental HMO and PPO plans in Ohio, Kentucky and Indiana. As of March 31, 2017, we had approximately 392,500 members in our dental and vision benefit programs with approximately 2,900 providers participating in our dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 providers in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,600 additional providers in Ohio and Indiana and approximately 45,000 additional providers throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the FFM exchanges. With these network access arrangements, our exchange members have access to approximately 6,000 providers across the FFM exchange states.

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

Highlights

–

We had net income of approximately $154,000 for the three months ended March 31, 2017 (the “2017 quarter”) compared to net income of approximately $281,000 for the three months ended March 31, 2016 (the “2016 quarter”). The decrease in net income was primarily the result of an increase in insurance expense of approximately $519,000 in the 2017 quarter as compared to the 2016 quarter, offset by an increase in gross profit (total premium revenue less healthcare services expense) of $158,000.

–

Our dental and vision product membership increased by approximately 10,700 members to approximately 392,500 members at March 31, 2017. This membership increase from March 31, 2016 is due to an increase in fully-insured dental PPO membership of approximately 14,000 members and an increase in self-insured membership of approximately 300 members. These membership increases were offset by a decrease in fully-insured HMO/IND membership of approximately 3,500 members and Corporate, all other membership of approximately 100 members.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 79.2% in the 2016 quarter to 79.1% in the 2017 quarter. This loss ratio decrease is due primarily to the increase in fully insured exchange dental PPO product membership that has a lower than average loss ratio.

–

In March 2017, we paid a dividend of $42.50 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2016 of $40.47 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2017 quarter and the 2016 quarter.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	March 31, 2017	March 31, 2016	Change
Membership:
Fully-insured dental HMO/IND	161,400	164,900	(2.1% )
Fully-insured dental PPO	95,700	81,700	17.1%
Self-insured dental	97,400	97,100	0.3%
Corporate, all other	38,000	38,100	(0.3% )
Total membership	392,500	381,800	2.8%

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,882	$13,247	(2.8% )
Fully-insured dental PPO	6,458	5,578	15.8%
Self-insured dental	7,552	7,551	0.0%
Corporate, all other	206	186	10.8%
Total premium revenue	27,098	26,562	2.0%

Investment income	65	68	(4.4% )
Realized gains on investments, net	70	(52)	(234.6% )
Other income	-	16	(100.0% )
Total revenue	27,233	26,594	2.4%

Healthcare services expense:
Fully-insured dental HMO/IND	10,278	10,594	(3.0% )
Fully-insured dental PPO	4,612	3,922	17.6%
Self-insured dental	6,535	6,531	0.1%
Total healthcare service expense	21,425	21,047	1.8%

Insurance expense	5,569	5,050	10.3%

Income tax expense	85	216	(60.6% )

Net income	$154	$281	(45.2% )

Membership

Our fully-insured dental HMO/IND membership decreased approximately 3,500 members as of March 31, 2017 from March 31, 2016. This membership decrease is attributable to the reduction of approximately 10,000 fully-insured dental HMO members due to the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2017. In addition, a decrease of approximately 7,300 members is the result of employer groups that did not renew with the Company or reduced employee counts of retained employer groups, which was offset with new sales of 13,800. Some of our fully-insured dental HMO membership losses were the result of corporate consolidation and employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our fully insured dental PPO membership increased by approximately 14,000 members as of March 31, 2017 from March 31, 2016. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 20,000 members, offset by the loss of approximately 6,000 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our self-insured dental membership increased by approximately 300 members as of March 31, 2017 from March 31, 2016 primarily due to the conversion of approximately 10,000 members of an employer groups from our fully-insured dental HMO product to our self-insured dental product effective January 1, 2017. This was offset by a decrease of 9,700 members as the result of employer groups that did not renew with the Company.

Our corporate, all other membership decreased by approximately 100 members as of March 31, 2017 from March 31, 2016.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2017 quarter decreased by approximately $365,000 compared to the 2016 quarter. A decrease in fully-insured HMO/IND membership in the 2017 quarter resulted in a decrease in fully-insured dental HMO/IND premiums of approximately $245,000. New fully-insured dental HMO/IND sales volume resulted in an increase in fully-insured dental HMO/IND premium revenue of approximately $566,000 that was offset by a decrease in fully-insured dental HMO/IND revenue of approximately $811,000 due to the conversion of an employer group to the self-insured product line in 2017. Fully-insured dental HMO/IND premium decreased by $120,000 due to lower overall premium rates on a PMPM basis. The conversion of an employer group from fully-insured to the self-insured product line resulted in $53,000 of this decrease. The remaining decrease is due to discounted new sales rates that are lower than the 2016 quarter rates for new group business.

Fully-insured dental PPO premium revenue for the 2017 quarter increased by approximately $880,000 compared to the 2016 quarter. Fully-insured dental PPO revenue increased by approximately $1,141,000 due to an increase in fully-insured PPO group and individual membership in the 2017 quarter. This increase in fully-insured PPO group and individual membership was offset by a decrease of approximately $261,000 due to a decrease in rates established for membership.

Total self-insured dental revenue for the 2017 quarter remained consistent compared to the 2016 quarter. The self-insured segment revenue has two components:

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $3,000, to approximately $7,200,000 in the 2017 quarter from approximately $7,197,000 in the 2016 quarter. The self-insured claim revenue increased by approximately $768,000 due to the conversion of a fully-insured HMO/IND group to the self-insured product. This increase was offset by a decrease of approximately $772,000, as a result of the loss of employer groups in 2017. In addition, there was an increase in self-insured claim revenue of approximately $7,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2017 quarter.

Self-Insured ASO Fees - Self-insured ASO fees decreased approximately $2,000 to approximately $352,000 in the 2017 quarter from approximately $354,000 in the 2016 quarter. Self-insured ASO fees decreased by approximately $3,000 due to a decrease in the average self-insured ASO fee rates on a PMPM basis for the 2017 quarter compared to the 2016 quarter, which was offset by an increase of approximately $1,000 due to a net membership increase with employer groups.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $20,000 in the 2017 quarter compared to the 2016 quarter.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense decreased $316,000 in the 2017 quarter compared to the 2016 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 1.2% from $21.50 PMPM in the 2016 quarter to $21.25 PMPM in the 2017 quarter. A decrease in fully-insured dental HMO/IND membership due to the conversion of an employer group to our self-insured product resulted in a claim decrease of approximately $648,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $234,000 in the 2017 quarter compared to the 2016 quarter. These decreases were offset by an increase of approximately $452,000 due to an increase in new membership. In addition, an increase of $114,000 is attributable to fee schedule increases effective January 1, 2017.

Fully-insured dental PPO healthcare services expense increased by $690,000 in the 2017 quarter compared to the 2016 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 2.4%, from $16.73 PMPM in the 2016 quarter to $16.33 PMPM in the 2017 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $803,000. In addition, an increase of $52,000 is attributable to fee schedule increases effective January 1, 2017, and a decrease of approximately $165,000 is attributable to lower healthcare services expense on a PMPM basis.

Self-insured healthcare services expense slightly increased by $4,000 in the 2017 quarter compared to the 2016 quarter, and self-insured healthcare services expense on a PMPM basis decreased slightly by 0.4% from $22.39 PMPM in the 2016 quarter to $22.31 PMPM in the 2017 quarter. An increase in self-insured dental membership due to the conversion of an employer group to our self-insured product resulted in an increase of approximately $727,000. In addition, self-insured healthcare services expense increased approximately $72,000 attributable to fee schedule increases effective January 1, 2017. These increases were offset by a decrease of $701,000 due to the loss of self-insured groups in 2017. Also, lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $94,000 in the 2017 quarter compared to the 2016 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2017 quarter increased approximately $519,000 compared to the 2016 quarter. The higher consolidated insurance expense for the 2017 quarter was primarily due to increases in salaries and wages, commissions, and a reduction in the capitalization of deferred acquisition costs in the 2017 quarter. Insurance expense as a percentage of total premium revenue, or the insurance expense ratio, was approximately 20.6% and 19.0% for the 2017 and the 2016 quarter, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three months ended March 31, 2017 was 35.7% with tax expense of approximately $85,000. The effective tax rate for the three months ended March 31, 2016 was 43.4% with tax expense of approximately $216,000. The decrease in federal income tax is the result of a 2017 moratorium on the non-deductible federal premium tax and lower pre-tax income. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and 2012 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $952,000, or 8.5% during the 2017 quarter to approximately $10,269,000 at March 31, 2017 from approximately $11,221,000 at December 31, 2016. The change in cash for the 2017 and 2016 quarter is summarized as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Net cash (used in) provided by operating activities	$(8)	$489
Net cash used in investing activities	(298)	(35)
Net cash used in financing activities	(646)	(360)
(Decrease) increase in cash and cash equivalents	$(952)	$94

Cash Flows from Operating Activities

In the 2017 quarter, we had net income of approximately $154,000. Our non-cash deferred compensation activity was approximately $127,000 primarily due to current year vesting activity and an increase in current book value in the 2017 quarter. Deferred policy acquisition costs increased by approximately $1,100,000 primarily as a result of the increase in the fully-insured business renewed in January 2017. Other assets decreased by approximately $22,000 primarily due to the decrease in the prepaid expense. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operating activities of approximately $66,000. An increase in accounts receivable offset by an increase in unearned premium revenue resulted in an increase of cash of approximately $682,000 in the 2017 quarter. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2016 quarter.

Cash Flows from Investing Activities

During the 2017 quarter, we made purchases totaling approximately $1,483,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2017 quarter, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that together totaled approximately $1,545,000. The remaining net cash of approximately $360,000 used in investing activities during the 2017 quarter was due to purchases in computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2017 quarter, we made scheduled principal payments of approximately $13,000 related to our office building mortgage and scheduled payments of approximately $62,000 related to our capital leases. During the 2017 quarter, we paid dividends of approximately $547,000 to holders of our Redeemable Common Shares.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2016 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2017.

Financial Condition

Our consolidated cash and short term investments were approximately $10.6 million and $11.7 million as of March 31, 2017 and December 31, 2016, respectively. We expect to generate positive cash flow from operations during the balance of 2017. Based on total expenses for the three months ended March 31, 2017, we estimate that we had approximately 36 days of cash and short term investments on hand at March 31, 2017. In addition, the Company has access to approximately $9.0 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2017 quarter or the 2016 quarter. As of March 31, 2017 and December 31, 2016, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2017. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2017 quarter or the 2016 quarter. At March 31, 2017 and December 31, 2016, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2017. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2017 and December 31, 2016.

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

Our largest subsidiary, Dental Care Plus Inc., (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend. During 2017, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $1,227,000. There were no dividends declared or paid by DCP in 2017 or 2016.

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

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2016, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

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

We develop our estimate for the claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of March 31, 2017 and December 31, 2016, we considered actual paid claim data from April 2017 and January 2017. As a result, we were able to use the completion factors approach for all historical months at March 31, 2017 and December 31, 2016.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of March 31, 2017 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		3/31/2017

(0.5)%		$4,010,107
0%	(estimate used)	3,725,134
0.5%		3,509,821

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

	Healthcare Service Expense

	2017		2016

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,425	$20.23	$21,047	$20.66
Second Quarter			19,795	19.26
Third Quarter			20,312	19.79
Fourth Quarter			19,346	18.88

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

Our portfolio includes approximately $7,991,000 and $8,020,000 of corporate bonds, approximately $178,000 and $223,000 of money market funds and approximately $1,143,000 and $1,095,000 of investments in FDIC-insured bank certificates of deposits at March 31, 2017 and December 31, 2016, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $285,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $285,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At March 31, 2017 and December 31, 2016, we had a mortgage note with a bank with an outstanding principal balance of $1,135,000 and $1,148,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2016 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2016 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 3 Class A and 54 Class B during the three months ended March 31, 2017 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2017	0	0	0	N/A	0	N/A
February 1 – February 28, 2017	0	0	0	N/A	0	N/A
March 1 – March 31, 2017	3	54	0	$1,099.61	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language).
______________

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY
May 12, 2017	By: /s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
Principal Executive Officer

May 12, 2017	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language).