Form 10-Q
period 2017-06-30
DCP Holding CO
filed 2017-08-11
CIK 1361025

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

_______________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting Company ☐
Emerging growth company ☐
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of June 30, 2017, there were 500, 8,501 and 3,771 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

 i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2017	2016
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $9,018,000 and $8,825,000 at June 30, 2017 and December 31, 2016, respectively	$9,084,939	$8,824,420
Short-term investments, available for sale at fair value, cost of $371,000 and $513,000 at June 30, 2017 and December 31, 2016, respectively	371,081	512,989
Total investments	9,456,020	9,337,409

CASH AND CASH EQUIVALENTS	9,846,825	11,221,951

ACCRUED INVESTMENT INCOME	75,972	78,662

ACCOUNTS RECEIVABLE, including billed premiums of $1,015,854 and $1,018,391, net of allowance of $26,437 and $41,092 at June 30, 2017 and December 31, 2016, respectively	54,014,593	46,705,170

DEFERRED ACQUISITION COSTS	3,617,718	3,109,117

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,616,347 and $3,531,436 at June 30, 2017 and December 31, 2016, respectively	3,279,579	2,756,999

OTHER ASSETS	5,235,885	4,872,499

TOTAL ASSETS	$85,526,592	$78,081,807

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$3,809,680	$3,743,551

UNEARNED PREMIUM REVENUE	55,055,786	46,954,609

OTHER PAYABLES AND ACCRUALS	6,280,273	7,334,165

MORTGAGE LOAN PAYABLE	1,121,600	1,148,000

CAPITAL LEASE OBLIGATIONS	442,165	558,114

DEFERRED COMPENSATION	4,386,604	4,051,078

TOTAL LIABILITIES	71,096,108	63,789,517

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 500 and 506 shares at June 30, 2017 and December 31, 2016, respectively	564,927	561,439
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,501 and 8,604 shares at June 30, 2017 and December 31, 2016, respectively	9,604,881	9,546,686
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 shares at June 30, 2017 and December 31, 2016	4,260,676	4,184,165

Total redeemable preferred and common shares	14,430,484	14,292,290

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none outstanding

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$85,526,592	$78,081,807

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

REVENUES
Premium revenue	$26,789,418	$26,112,254	$53,887,072	$52,674,736
Investment income	58,289	70,308	123,614	138,468
Realized gains (losses) on investments, net	62,835	914	132,422	(51,325)
Other income		20,768		36,344
Total revenues	26,910,542	26,204,244	54,143,108	52,798,223

EXPENSES
Healthcare services expense	20,382,516	19,795,474	41,807,191	40,842,587
Insurance expense:
Salaries and benefits expense	2,276,259	2,199,327	4,588,319	4,455,211
Commission expenses and other acquisition costs	1,418,244	1,572,983	2,701,224	2,597,843
Other insurance expense	2,047,348	1,940,783	4,020,953	3,709,850
Total insurance expense	5,741,851	5,713,093	11,310,496	10,762,904
Total expenses	26,124,367	25,508,567	53,117,687	51,605,491

INCOME BEFORE INCOME TAX	786,175	695,677	1,025,421	1,192,732

INCOME TAX EXPENSE	279,949	301,234	365,348	516,803

NET INCOME	506,226	394,443	660,073	675,929

OTHER COMPREHENSIVE INCOME (LOSS)
Change in the fair value of interest rate swap, net of income (benefit) tax of ($1,428), ($4,582), $465 and ($15,813), respectively	(2,776)	(8,896)	902	(30,696)
Change in the fair value of investments, net of income tax $21,285, $41,969, $35,126 and $99,263, respectively	41,317	81,469	68,186	192,687
Reclassification adjustment for realized gains included in net income, net of income (benefit) tax of ($2,552), ($311), ($12,485) and $17,451, respectively	(4,955)	(603)	(24,237)	33,874
Total other comprehensive income	33,586	71,970	44,851	195,865

TOTAL COMPREHENSIVE INCOME	$539,812	$466,413	$704,924	$871,794

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$660,073	$675,929
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	241,570	245,673
Realized (gain) loss on investments, net	(132,422)	51,325
Deferred compensation	453,139	299,877
Effects of changes in operating assets and liabilities:
Accrued investment income	2,690	(8,108)
Accounts receivable	(7,309,423)	(26,238,892)
Deferred acquisition costs	(508,601)	(1,733,488)
Other assets	(298,358)	(348,224)
Claims payable	66,129	323,623
Unearned premium revenue	8,101,177	26,144,782
Other payables and accruals	(1,065,508)	1,385,423

Net cash provided by operating activities	210,466	797,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,723,131)	(2,776,209)
Sales of investments	2,346,789	1,047,282
Maturities of investments	350,000	200,000
Acquisition of property and equipment	(745,541)	(42,098)

Net cash used in investing activities	(771,883)	(1,571,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(26,400)	(25,200)
Payments on capital lease	(115,949)	(152,413)
Repurchase of redeemable common shares	(123,917)	(144,776)
Repurchase of redeemable preferred shares		(2,805,064)
Extinguishment cost of redeemable preferred shares		(118,812)
Redeemable shares issued		2,280,066
Issuance cost of redeemable shares		(116,833)
Dividends paid	(547,443)	(510,413)

Net cash used in financing activities	(813,709)	(1,593,445)

DECREASE IN CASH AND CASH EQUIVALENTS	(1,375,126)	(2,366,550)

CASH AND CASH EQUIVALENTS—Beginning of period	11,221,951	11,657,287

CASH AND CASH EQUIVALENTS—End of period	$9,846,825	$9,290,737

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31,000	$36,000
Cash paid for income taxes	830,000	650,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$38,426	$36,095
Deferred restricted shares in lieu of cash dividend	114,672	101,840
Redeemed common shares in lieu of cash payment of deferred compensation	117,613	19,730

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation; and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2016 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2016 filed with the Commission on March 24, 2017. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The accounting policies of the Company conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accompanying consolidated financial statements include estimates. Actual results could differ from those estimates.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $55,056,000 and $46,955,000 at June 30, 2017 and December 31, 2016, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $52,999,000 and $45,687,000 at June 30, 2017 and December 31, 2016, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $2,057,000 and $1,268,000 at June 30, 2017 and December 31, 2016, respectively. Management has determined that as of June 30, 2017 and December 31, 2016, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $647,000 and $537,000 and amortized approximately $1,239,000 and $1,185,000 of these capitalized costs for the three months ended June 30, 2017 and 2016, respectively. The Company capitalized deferred acquisition costs of approximately $2,976,000 and $4,094,000 and amortized approximately $2,467,000 and $2,361,000 of these capitalized costs for the six months ended June 30, 2017 and 2016, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces new guidance that requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. The new guidance will also require new qualitative and quantitative disclosures. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts as well as identification of other contracts that may fall under the scope of the new guidance. We do not expect the adoption to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,290,000 and $1,090,000 as of June 30, 2017 and December 31, 2016, respectively. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $31,000 and $223,000 as of June 30, 2017 and December 31, 2016, respectively. The Company invested in corporate bonds with an amortized cost of approximately $8,068,000 and $8,025,000 as of June 30, 2017 and December 31, 2016, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at June 30, 2017, which consisted primarily of investment grade securities. At June 30, 2017, total bond fair value was approximately $8,132,000, which consisted of approximately $7,462,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $670,000 had a credit rating of BB+ or lower. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.17% at June 30, 2017. The weighted average maturity of the Company’s corporate bonds was 5.25 years at June 30, 2017.

At June 30, 2017 and December 31, 2016, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
June 30, 2017	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$340,000	$340,157	3.6%
Years 1-5	5,511,553	5,548,603	58.9%
Years 5-10	3,456,786	3,487,461	37.0%
Due after ten years	50,000	48,875	0.5%

Total	$9,358,339	$9,425,096	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$290,000	$290,412	3.2%
Years 1-5	5,722,990	5,741,735	63.0%
Years 5-10	3,052,388	3,035,185	33.3%
Due after ten years	50,000	47,500	0.5%

Total	$9,115,378	$9,114,832	100.0%

Investments classified at June 30, 2017 and December 31, 2016 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2017	Cost	Gain	Loss	Value

Money market fund	$30,924			$30,924

Certificates of deposit, short term	340,000	$198	$(41)	340,157

Certificates of deposit, fixed maturities	950,000	2,750		952,750

Corporate bonds, fixed maturities	8,068,338	106,674	(42,823)	8,132,189

Total investments	$9,389,262	$109,622	$(42,864)	$9,456,020

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value

Money market fund	$222,577			$222,577

Certificates of deposit, short term	290,000	$412		290,412

Certificates of deposit, fixed maturities	800,000	4,728	$(66)	804,662

Corporate bonds, fixed maturities	8,025,378	76,323	(81,943)	8,019,758

Total investments	$9,337,955	$81,463	$(82,009)	$9,337,409

Unrealized losses on investments at June 30, 2017 and December 31, 2016 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at June 30, 2017 or December 31, 2016.

4.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. In 2017, the non-employee members of the Board were granted a total of 216 share based awards and key employees were granted 99 share based awards. The Company recorded deferred compensation expense of approximately $313,000 and $187,000 related to deferred share awards and the change in the value of deferred employee compensation for the three months ended June 30, 2017 and 2016, respectively. The Company recorded deferred compensation expense of approximately $13,000 and $31,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2017 and 2016, respectively. The Company recorded deferred compensation expense of approximately $421,000 and $274,000 related to deferred share awards and the change in the value of deferred employee compensation for the six months ended June 30, 2017 and 2016, respectively. The Company recorded deferred compensation expense of approximately $32,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2017 and 2016, respectively. The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares.

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

At June 30, 2017 and December 31, 2016, the deferred compensation liability was approximately $4,387,000 and $4,051,000, respectively.

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016

Balance—January 1	$3,743,551	$3,253,346

Net incurred claims related to:
Current year	29,248,270	28,201,154
Prior years	(102,369)	16,122

Net incurred claims	29,145,901	28,217,276

Net paid claims related to:
Current year	25,547,725	24,803,228
Prior years	3,532,047	3,090,425

Net paid claims	29,079,772	27,893,653

Balance—June 30	$3,809,680	$3,576,969

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax for the three and six months ended June 30, 2017 was 35.6% with tax expense of approximately $280,000 and $365,000, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 43.3% with tax expense of approximately $301,000 and $517,000, respectively. The decrease in federal income tax is primarily the result of a 2017 moratorium on the non-deductible federal premium tax. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and 2012 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	June 30, 2017			June 30, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (loss) gains, net, on investments available for sale, beginning of period	$(1,881)	$(636)	$(1,245)	$186,253	$63,330	$122,923
Other comprehensive income before reclassification	62,602	21,285	41,317	123,438	41,969	81,469
Reclassification adjustment for realized investment gains, net, included in realized gains on investments, net	(7,507)	(2,552)	(4,955)	(914)	(311)	(603)
Effect on other comprehensive income	55,095	18,733	36,362	122,524	41,658	80,866
Accumulated unrealized income, net, on investments available for sale, end of period	$53,214	$18,097	$35,117	$308,777	$104,988	$203,789

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(1,126)	$(384)	$(742)	$(51,047)	$(17,357)	$(33,690)
Other comprehensive loss before reclassification	(4,204)	(1,428)	(2,776)	(13,478)	(4,582)	(8,896)
Effect on other comprehensive losses	(4,204)	(1,428)	(2,776)	(13,478)	(4,582)	(8,896)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(5,330)	$(1,812)	$(3,518)	$(64,525)	$(21,939)	$(42,586)

Accumulated other comprehensive (loss) gain, beginning of period	$(3,007)	$(1,020)	$(1,987)	$135,206	$45,973	$89,233
Change in unrealized gains, net, on investments available for sale	55,095	18,733	36,362	122,524	41,658	80,866
Change in unrealized losses, net, on interest rate swap	(4,204)	(1,428)	(2,776)	(13,478)	(4,582)	(8,896)
Effect on other comprehensive income	50,891	17,305	33,586	109,046	37,076	71,970
Accumulated other comprehensive income, end of period	$47,884	$16,285	$31,599	$244,252	$83,049	$161,203

	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized loss, net, on investments available for sale, beginning of period	$(13,376)	$(4,544)	$(8,832)	$(34,498)	$(11,726)	$(22,772)
Other comprehensive income before reclassification	103,312	35,126	68,186	291,950	99,263	192,687
Reclassification adjustment for realized investment (gains) losses, net, included in realized gains on investments, net	(36,722)	(12,485)	(24,237)	51,325	17,451	33,874
Effect on other comprehensive income	66,590	22,641	43,949	343,275	116,714	226,561
Accumulated unrealized gains, net, on investments available for sale, end of period	$53,214	$18,097	$35,117	$308,777	$104,988	$203,789

Accumulated unrealized losses, net, on interest rate swap, beginning of period	$(6,697)	$(2,277)	$(4,420)	$(18,016)	$(6,126)	$(11,890)
Other comprehensive income (loss) before reclassification	1,367	465	902	(46,509)	(15,813)	(30,696)
Effect on other comprehensive income (loss)	1,367	465	902	(46,509)	(15,813)	(30,696)
Accumulated unrealized losses, net, on interest rate swap, end of period	$(5,330)	$(1,812)	$(3,518)	$(64,525)	$(21,939)	$(42,586)

Accumulated other comprehensive loss, beginning of period	$(20,073)	$(6,821)	$(13,252)	$(52,514)	$(17,852)	$(34,662)
Change in unrealized gains, net, on investments available for sale	66,590	22,641	43,949	343,275	116,714	226,561
Change in unrealized gains (losses), net, on interest rate swap	1,367	465	902	(46,509)	(15,813)	(30,696)
Effect on other comprehensive income	67,957	23,106	44,851	296,766	100,901	195,865
Accumulated other comprehensive income, end of period	$47,884	$16,285	$31,599	$244,252	$83,049	$161,203

8.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $6,407,000 and $6,317,000 for the three months ended June 30, 2017 and 2016, respectively. The Company’s gross profit was approximately $12,080,000 and $11,833,000 for the six months ended June 30, 2017 and 2016, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2017			June 30, 2016

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$12,896	$9,745	$3,151	$13,294	$9,898	$3,396
Fully-insured dental PPO	6,572	4,511	2,061	5,567	3,803	1,764
Self-insured dental	7,129	6,126	1,003	7,065	6,094	971
Corporate, all other	192		192	186		186
Total	$26,789	$20,382	6,407	$26,112	$19,795	6,317

Investment income			58			70
Realized gains (loss) on investments, net			63			1
Other income						21

Insurance expense			5,742			5,713

Income before income tax			$786			$696

Total assets-corporate			$85,527

	Six Months Ended			Six Months Ended
	June 30, 2017			June 30, 2016

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$25,778	$20,023	$5,755	$26,542	$20,492	$6,050
Fully-insured dental PPO	13,030	9,123	3,907	11,145	7,725	3,420
Self-insured dental	14,681	12,661	2,020	14,616	12,625	1,991
Corporate, all other	398		398	372		372
Total	$53,887	$41,807	12,080	$52,675	$40,842	11,833

Investment income			124			138
Realized gains (loss) on investments, net			132			(51)
Other income						36

Insurance expense			11,311			10,763

Income before income tax			$1,025			$1,193

Total assets-corporate			$85,527

Inter-segment revenues were not significant for the three and six months ended June 30, 2017 and 2016.

9.	FAIR VALUE MEASUREMENTS

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

The following table presents each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$953	$953		$805	$805
Investment grade corporate bonds		7,462	7,462		7,363	7,363
Non-investment grade corporate bonds		670	670		657	657
Short-term investments
Money market funds	$31		31	$223		223
Federally-Insured certificates of deposit		340	340		290	290
Deferred compensation investments (a)
Equity mutual fund investments	1,091		1,091	729		729
State guarantee fund deposits (b)
Government securities	1,772		1,772	1,775		1,775
Federally-Insured certificates of deposit		75	75		75	75
Total	$2,894	$9,500	$12,394	$2,727	$9,190	$11,917

Liabilities
Interest rate swap (c)	-	$5	$5	-	$7	$7
Total	-	$5	$5	-	$7	$7

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

As of June 30, 2017 and December 31, 2016, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the three and six months ended June 30, 2017 or 2016. As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to Ohio, Kentucky and Indiana employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Kentucky, Indiana, Pennsylvania, Georgia, Tennessee, Illinois and Virginia exchanges (“the FFM exchanges”) and individual dental HMO and PPO plans in Ohio, Kentucky and Indiana. As of June 30, 2017, we had approximately 390,900 members in our dental and vision benefit programs with approximately 3,000 providers participating in our dental HMO network, approximately 3,200 providers participating in our DentaSelect dental PPO network and approximately 2,200 providers in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,700 additional providers in Ohio and Indiana and approximately 45,000 additional providers throughout the United States. The Company also has other network access arrangements for the dental PPO plans that it offers on the FFM exchanges. With these network access arrangements, our exchange members have access to approximately 6,000 providers across the FFM exchange states.

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

Company Strategy

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

Highlights

–

We had net income of approximately $506,000 for the three months ended June 30, 2017 (the “2017 quarter”) compared to net income of approximately $394,000 for the three months ended June 30, 2016 (the “2016 quarter”).

–

We had net income of approximately $660,000 for the six months ended June 30, 2017 (the “2017 period”) compared to net income of approximately $676,000 for the six months ended June 30, 2016 (the “2016 period”). This decrease in net income was primarily the result of an increase in insurance expense of approximately $548,000 in the 2017 period as compared to the 2016 period, offset by an increase in gross profit (total premium revenue less healthcare services expense) of $247,000 and a reduction in tax expense of approximately $152,000.

–

Our dental and vision product membership increased by approximately 10,500 members to approximately 390,900 members at June 30, 2017. This membership increase from June 30, 2016 is due to an increase in fully-insured dental PPO membership of approximately 14,400 members, offset by a decrease in fully-insured HMO/IND dental membership of approximately 3,900 members .

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) slightly increased from 77.5% in the 2016 period to 77.6% in the 2017 period. The increase in the loss ratio is primarily the result of an average increase of incurred claims for our fully insured dental PPO group business, which was offset by a loss ratio decrease due to the fully insured exchange dental PPO product membership that has a lower than average loss ratio.

–

In March 2017, we paid a dividend of $42.50 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2016 of $40.47 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2017 quarter and the 2016 quarter, the 2017 period and the 2016 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	June 30, 2017	June 30, 2016	Change
Membership:
Fully-insured dental HMO/IND	161,300	165,200	(2.4%)
Fully-insured dental PPO	94,000	79,600	18.1%
Self-insured dental	96,800	96,800	0.0%
Corporate, all other	38,800	38,800	0.0%
Total membership	390,900	380,400	2.8%

	Three months ended	Three months ended
	June 30, 2017	June 30, 2016	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,896	$13,294	(3.0%)
Fully-insured dental PPO	6,572	5,567	18.1%
Self-insured dental	7,129	7,065	0.9%
Corporate, all other	192	186	3.2%
Total premium revenue	26,789	26,112	2.6%

Investment income	58	70	(17.1%)
Realized gains on investments, net	63	1	6200.0%
Other income	-	21	(100.0%)
Total revenue	26,910	26,204	2.7%

Healthcare services expense:
Fully-insured dental HMO/IND	9,745	9,898	(1.5%)
Fully-insured dental PPO	4,511	3,803	18.6%
Self-insured dental	6,126	6,094	0.5%
Total healthcare service expense	20,382	19,795	3.0%

Insurance expense	5,742	5,713	0.5%

Income tax expense	280	301	(7.0%)

Net income	$506	$395	28.1%

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016	Change
Premium revenue:
Fully-insured dental HMO/IND	$25,778	$26,542	(2.9%)
Fully-insured dental PPO	13,030	11,145	16.9%
Self-insured dental	14,681	14,616	0.4%
Corporate, all other	398	372	7.0%
Total premium revenue	53,887	52,675	2.3%

Investment income	124	138	(10.1%)
Realized gains on investments, net	132	(51)	(358.8%)
Other income	-	36	(100.0%)
Total revenue	54,143	52,798	2.5%

Healthcare services expense:
Fully-insured dental HMO/IND	20,023	20,492	(2.3%)
Fully-insured dental PPO	9,123	7,725	18.1%
Self-insured dental	12,661	12,625	0.3%
Total healthcare service expense	41,807	40,842	2.4%

Insurance expense	11,311	10,763	5.1%

Income tax expense	365	517	(29.4%)

Net income	$660	$676	(2.4%)

Membership

Our fully-insured dental HMO/IND membership decreased approximately 3,900 members as of June 30, 2017 from June 30, 2016. This membership decrease is attributable to the reduction of approximately 10,000 fully-insured dental HMO members due to the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2017. In addition, a decrease of approximately 8,100 members is the result of employer groups that did not renew with the Company or reduced employee counts of retained employer groups, which was offset with new sales of 14,200. Some of our fully-insured dental HMO/IND membership losses were the result of corporate consolidation and employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our fully insured dental PPO membership increased by approximately 14,400 members as of June 30, 2017 from June 30, 2016. The increase in fully-insured dental PPO membership is primarily the result of new sales of approximately 19,200 members, offset by the loss of approximately 4,800 members due to employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental PPO membership losses were the result of employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our self-insured dental membership remained consistent as of June 30, 2017 compared to June 30, 2016. During the period of comparison, approximately 10,000 members of an employer group converted from our fully-insured dental HMO product to our self-insured dental product effective January 1, 2017, which was offset by a decrease of 10,000 members as a result of employer groups that did not renew with the Company.

Our corporate, all other membership remained consistent as of June 30, 2017 compared to June 30, 2016.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2017 quarter decreased by approximately $398,000 compared to the 2016 quarter. A decrease in fully-insured HMO/IND membership in the 2017 quarter resulted in a decrease in fully-insured dental HMO/IND premiums of approximately $293,000. New fully-insured dental HMO/IND sales volume resulted in an increase in fully-insured dental HMO/IND premium revenue of approximately $517,000 that was offset by a decrease in fully-insured dental HMO/IND revenue of approximately $810,000 due to the conversion of an employer group to the self-insured product line in 2017. Fully-insured dental HMO/IND premium decreased by $105,000 due to lower overall premium rates on a PMPM basis. The conversion of an employer group from fully-insured to the self-insured product line resulted in $54,000 of this decrease.

Fully-insured dental HMO/IND premium revenue for the 2017 period decreased by approximately $764,000 compared to the 2016 period. A decrease in fully-insured HMO/IND membership in the 2017 period resulted in a decrease in fully-insured dental HMO/IND premiums of approximately $539,000. New fully-insured dental HMO/IND sales volume resulted in an increase in fully-insured dental HMO/IND premium revenue of approximately $1,082,000 that was offset by a decrease in fully-insured dental HMO/IND revenue of approximately $1,621,000 due to the conversion of an employer group to the self-insured product line in 2017. Fully-insured dental HMO/IND premium decreased by $225,000 due to lower overall premium rates on a PMPM basis. The conversion of an employer group from fully-insured to the self-insured product line resulted in $107,000 of this decrease.

Fully-insured dental PPO premium revenue for the 2017 quarter increased by approximately $1,005,000 compared to the 2016 quarter. Fully-insured dental PPO revenue increased by approximately $979,000 due to an increase in fully-insured PPO group and individual membership in the 2017 quarter. In addition, during the quarter there was an increase of approximately $26,000 due to an increase in premium rates for the quarter.

Fully-insured dental PPO premium revenue for the 2017 period increased by approximately $1,885,000 compared to the 2016 period. Fully-insured dental PPO revenue increased by approximately $2,120,000 due to an increase in fully-insured PPO group and individual membership in the 2017 period. This increase in premium revenue was offset by a decrease of approximately $235,000 due to a decrease in premium rates for the period.

Total self-insured dental revenue for the 2017 quarter increased approximately $64,000 compared to the 2016 quarter. Total self-insured dental revenue for the 2017 period increased approximately $65,000 compared to the 2016 period.

The self-insured segment revenue has two components:

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $54,000, to approximately $6,769,000 in the 2017 quarter from approximately $6,715,000 in the 2016 quarter. The self-insured claim revenue increased by approximately $936,000 due to the conversion of a fully-insured HMO/IND group to the self-insured product. This increase was offset by a decrease of approximately $846,000, as a result of the loss of employer groups in 2017. In addition, there was a decrease in self-insured claim revenue of approximately $36,000 as a result of a decrease in self-insured claim revenue on a PMPM basis in the 2017 quarter.

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $57,000, to approximately $13,968,000 in the 2017 period from approximately $13,911,000 in the 2016 period. The self-insured claim revenue increased by approximately $1,761,000 due to the conversion of a fully-insured HMO/IND group to the self-insured product. This increase was offset by a decrease of approximately $1,622,000, as a result of the loss of employer groups in 2017. In addition, there was a decrease in self-insured claim revenue of approximately $82,000 as a result of a decrease in self-insured claim revenue on a PMPM basis in the 2017 period.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $10,000 to approximately $360,000 in the 2017 quarter from approximately $350,000 in the 2016 quarter. Self-insured ASO fees increased by approximately $10,000 due to an increase in the average self-insured ASO fee rates on a PMPM basis for the 2017 quarter compared to the 2016 quarter.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $8,000 to approximately $713,000 in the 2017 period from approximately $705,000 in the 2016 period. Self-insured ASO fees increased by approximately $6,000 due to an increase in the average self-insured ASO fee rates on a PMPM basis for the 2017 period compared to the 2016 period. In addition, there was an increase of approximately $2,000 due to a net membership increase with existing employer groups.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $26,000 in the 2017 period compared to the 2016 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense decreased $153,000 in the 2017 quarter compared to the 2016 quarter, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 0.7% from $19.99 PMPM in the 2016 quarter to $20.12 PMPM in the 2017 quarter. A decrease in fully-insured dental HMO/IND membership due to the conversion of an employer group to our self-insured product resulted in a claim decrease of approximately $603,000. This decrease was offset by an increase of approximately $385,000 due to an increase in new membership. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $41,000 in the 2017 quarter compared to the 2016 quarter. In addition, an increase of $106,000 is attributable to fee schedule increases effective January 1, 2017.

Fully-insured dental HMO/IND healthcare services expense decreased by $469,000 in the 2017 period compared to the 2016 period, and fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.2% from, $20.74 PMPM in the 2016 period to $20.69 PMPM in the 2017 period. A decrease in fully-insured dental HMO/IND membership due to the conversion of an employer group to our self-insured product resulted in a claim decrease of approximately $1,253,000. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $273,000 in the 2017 period compared to the 2016 period. These decreases were offset by an increase of approximately $836,000 due to an increase in new membership. In addition, an increase of $221,000 is attributable to fee schedule increases effective January 1, 2017.

Fully-insured dental PPO healthcare services expense increased by $708,000 in the 2017 quarter compared to the 2016 quarter, and fully-insured dental PPO healthcare services expense on a PMPM basis increased 0.8%, from $15.77 PMPM in the 2016 quarter to $15.90 PMPM in the 2017 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $669,000. In addition, an increase of $49,000 is attributable to fee schedule increases effective January 1, 2017. These increases were offset by lower healthcare services utilization that resulted in a decrease of approximately $10,000 in the 2017 quarter compared to the 2016 quarter.

Fully-insured dental PPO healthcare services expense increased by $1,398,000 in the 2017 period compared to the 2016 period, and fully-insured dental PPO healthcare services expense on a PMPM basis decreased 0.7%, from $16.24 PMPM in the 2016 period to $16.12 PMPM in the 2017 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,501,000. In addition, an increase of $46,000 is attributable to fee schedule increases effective January 1, 2017. These increases were offset by lower healthcare services utilization that resulted in a decrease of approximately $149,000 in the 2017 period compared to the 2016 period.

Self-insured healthcare services expense increased by $32,000 in the 2017 quarter compared to the 2016 quarter, and self-insured healthcare services expense on a PMPM basis increased by 0.5% from $20.93 PMPM in the 2016 quarter to $21.03 PMPM in the 2017 quarter. An increase in self-insured dental membership due to the conversion of an employer group to our self-insured product resulted in an increase of approximately $772,000. In addition, self-insured healthcare services expense increased approximately $67,000 attributable to fee schedule increases effective January 1, 2017. These increases were offset by a decrease of $767,000 due to the loss of self-insured groups in 2017. Also, lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $40,000 in the 2017 quarter compared to the 2016 quarter.

Self-insured healthcare services expense slightly increased by $36,000 in the 2017 period compared to the 2016 period, and self-insured healthcare services expense on a PMPM basis increased slightly from $21.66 PMPM in the 2016 period to $21.67 PMPM in the 2017 period. An increase in self-insured dental membership due to the conversion of an employer group to our self-insured product resulted in an increase of approximately $1,501,000. In addition, self-insured healthcare services expense increased approximately $127,000 attributable to fee schedule increases effective January 1, 2017. These increases were offset by a decrease of $1,472,000 due to the loss of self-insured groups in 2017. Also, lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $120,000 in the 2017 period compared to the 2016 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2017 quarter increased approximately $29,000 compared to the 2016 quarter. Consolidated insurance expense for the 2017 period increased approximately $548,000 compared to the 2016 period. The higher consolidated insurance expense for the 2017 quarter and period was primarily due to increases in salaries and wages and a reduction in the capitalization of deferred acquisition costs in 2017. Insurance expense as a percentage of total premium revenue, or the insurance expense ratio, was approximately 21.0% and 20.4% for the 2017 and the 2016 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three and six months ended June 30, 2017 was 35.6% with tax expense of approximately $280,000 and $365,000, respectively. The effective tax rate for the three and six months ended June 30, 2016 was 43.3% with tax expense of approximately $301,000 and $517,000, respectively. The decrease in federal income tax is primarily the result of a 2017 moratorium on the non-deductible federal premium tax. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and 2012 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $1,375,000, or 12.3% during the 2017 period to approximately $9,847,000 at June 30, 2017 from approximately $11,222,000 at December 31, 2016. The change in cash for the 2017 and 2016 period is summarized as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2017	June 30, 2016
Net cash provided by operating activities	$211	$798
Net cash used in investing activities	(772)	(1,571)
Net cash used in financing activities	(814)	(1,594)
Decrease in cash and cash equivalents	$(1,375)	$(2,367)

Cash Flows from Operating Activities

In the 2017 period, we had net income of approximately $660,000. Our non-cash deferred compensation activity was approximately $453,000 primarily due to current year vesting activity and an increase in current book value in the 2017 period. Deferred policy acquisition costs increased by approximately $509,000 primarily as a result of the increase in the fully-insured business renewed in January 2017. Other assets increased by approximately $298,000 primarily due to the increase in the deferred compensation asset. Other payables and accrued expenses decreased and resulted in a net decrease in cash flow from operating activities of approximately $1,066,000 primarily due to the $830,000 federal tax payment made during the 2017 period. An increase in accounts receivable offset by an increase in unearned premium revenue resulted in an increase of cash of approximately $792,000 in the 2017 period. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2016 period.

Cash Flows from Investing Activities

During the 2017 period, we made purchases totaling approximately $2,723,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2017 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that together totaled approximately $2,697,000. The remaining net cash of approximately $746,000 used in investing activities during the 2017 period was for purchases of computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2017 period, we made scheduled principal payments of approximately $26,000 related to our office building mortgage and scheduled payments of approximately $116,000 related to our capital leases. In addition, we paid approximately $124,000 related to the repurchase of redeemable common shares. During the 2017 period, we paid dividends of approximately $547,000 to holders of our Redeemable Common Shares.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2016 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2017.

Financial Condition

Our consolidated cash and short term investments were approximately $10.2 million and $11.7 million as of June 30, 2017 and December 31, 2016, respectively. We expect to generate positive cash flow from operations during the balance of 2017. Based on total expenses for the six months ended June 30, 2017, we estimate that we had approximately 35 days of cash and short term investments on hand at June 30, 2017. In addition, the Company has access to approximately $9.1 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2017 period or the 2016 period. As of June 30, 2017 and December 31, 2016, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2018. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2017 period or the 2016 period. At June 30, 2017 and December 31, 2016, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2018. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at June 30, 2017 and December 31, 2016.

We believe our premium revenues, cash, investments and working capital lines of credit are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual obligations such as our healthcare services expense, building mortgage, and our capital and operating leases and other commitments, including payment of certain deferred compensation obligations. In the long term, we will continue to be obligated to make payments related to our other contractual obligations. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and make future payments to employees and directors related to the Company’s deferred compensation obligations. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and capital expenditures in the next twelve months.

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

A.M. Best Company assigns a rating to companies based on their ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In August 2017, A.M. Best Company affirmed our financial strength rating at B+ (Good) with a positive outlook based on DCP’s operating performance and capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

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

We develop our estimate for the claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of June 30, 2017 and December 31, 2016, we considered actual paid claim data from July 2017 and January 2017. As a result, we were able to use the completion factors approach for all historical months at June 30, 2017 and December 31, 2016.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of June 30, 2017 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		6/30/2017

(0.5)%		$4,076,358
0%	(estimate used)	3,809,680
0.5%		3,607,767

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

	Healthcare Service Expense

	2017		2016

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,425	$20.23	$21,047	$20.66
Second Quarter	20,383	19.24	19,795	19.26
Third Quarter			20,312	19.79
Fourth Quarter			19,346	18.88

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

Our portfolio includes approximately $8,132,000 and $8,020,000 of corporate bonds, approximately $31,000 and $223,000 of money market funds and approximately $1,293,000 and $1,095,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2017 and December 31, 2016, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $291,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $300,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At June 30, 2017 and December 31, 2016, we had a mortgage note with a bank with an outstanding principal balance of $1,122,000 and $1,148,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 3 Class A and 65 Class B Redeemable Common Shares during the three months ended June 30, 2017 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2017	1	11	0	$1,084.47	0	N/A
May 1 - May 31, 2017	2	54	0	$1,106.45	0	N/A
June 1 - June 30, 2017	0	0	0	N/A	0	N/A
(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language). ______________

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

August 11, 2017	By:	/s/ Anthony A. Cook.
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 11, 2017	By:	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language).

______________