Form 10-K
period 2017-12-31
DCP Holding CO
filed 2018-03-30
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2017

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

YES  ☐    NO  ☒

As of June 30, 2017, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $14.4 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2017, the number of Class A, Class B and Class C Redeemable Common Shares outstanding was 500; 8,501; and 3,771, respectively.

The number of Class A , Class B and Class C Redeemable Common Shares, without par value, outstanding as of March 23, 2018 was 500; 8,653; and 3,771, respectively.

_______________

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, changes in existing laws or regulations, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control, and those items contained in the section entitled “Item 1A. Risk Factors.” We do not undertake any obligation to update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date of this report.

PART I

ITEM 1.     BUSINESS

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans in Ohio, Kentucky and Indiana. In 2017, the Company offered low cost dental PPO plans to individuals and small groups on the federally facilitated market exchanges in Ohio, Indiana, Georgia, Pennsylvania, Tennessee, Kentucky, Illinois and Virginia (“the FFM exchanges”) and individual dental HMO and dental PPO plans in Ohio, Kentucky and Indiana. As of December 31, 2017, we had approximately 346,300 members in our dental benefit plans and approximately 40,300 members in our vision benefit plans. We market our products through a network of independent brokers and consultants.

We had approximately 3,000 providers participating in our Dental Care Plus dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 providers participating in our Balanced Value dental PPO network at December 31, 2017. The Company has a network access agreement with a national dental network management company that has one of the largest networks of providers under contract in the United States. With this network access agreement, our Company dental PPO members now have access to approximately 2,800 additional providers in our operating territories and approximately 45,900 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2017. With this network access arrangement, FFM exchange members have access to approximately 10,900 providers across the eight FFM exchange states.

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

The results of our fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. We do not measure the gross profit of our corporate, all other segment. We do not allocate investment and other income, interest expense, insurance expenses, assets or liabilities to our segments because these measures are not used to analyze the segments. See footnote 16 to our consolidated financial statements for financial information regarding our segments.

Managed Dental Benefits Market

The following table shows the estimated 2016 and 2015 dental enrollment statistics for the United States:

	Estimated		Estimated		%
	2016	% of	2015	% of	Change
	Enrollment	Total	Enrollment	Total	2015 to 2016

Dental HMO	11,405,719	6.9%	11,383,454	7.2%	0.2%

Dental EPO	1,049,140	0.6%	838,576	0.5%	25.1%

Dental PPO	132,988,202	81.0%	128,322,139	81.5%	3.6%

Dental Indemnity	10,494,506	6.4%	10,170,538	6.5%	3.2%

Discount Dental	7,763,854	4.7%	6,476,006	4.1%	19.9%

Direct Reimbursement	504,831	0.3%	292,498	0.2%	72.6%

Total Commercial Dental	164,206,252	100.0%	157,483,211	100.0%	4.3%

Medicaid / SCHIP	74,778,574		45,419,686		64.6%

Other Public	9,127,768		8,793,953		3.8%

Total Publicly Funded Dental	83,906,342		54,213,639		54.8%

Unassigned	1,013,187		-

Estimated Total Dental	249,125,781		211,696,850		17.7%

Source: NADP & Delta Dental Association Joint Dental Benefits Report, August 2017

According to the National Association of Dental Plans (“NADP”), in 2016 approximately 249.1 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 77% of the U.S. population. This enrollment level represents an increase of approximately 17.7% from the estimated 2015 enrollment level of 211.7 million persons. This enrollment increase is primarily due to a 54.8% increase in publicly funded dental enrollment and in part due to a 4.3% increase in commercial dental enrollment in 2016 resulting from increases in the dental EPO, PPO, dental indemnity, discount dental and direct reimbursement product categories.

The following table shows the estimated 2016 and 2015 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we had group dental business:

	Ohio
	Estimated		Estimated		%
	2016	% of	2015	% of	Change
	Enrollment	Total	Enrollment	Total	2015 to 2016

Dental HMO	283,392	3.2%	370,504	5.4%	-23.5%

Dental EPO	31,315	0.4%	12,235	0.2%	155.9%

Dental PPO	5,006,914	56.2%	4,843,335	70.2%	3.4%

Dental Indemnity	105,889	1.2%	155,216	2.2%	-31.8%

Discount Dental	167,954	1.8%	102,978	1.5%	63.1%

Individual Exchange	12,400	0.1%

Medicaid / SCHIP	2,910,351	32.7%	1,196,578	17.3%	143.2%

Other Public	389,787	4.4%	218,822	3.2%	78.1%

Total Dental	8,908,002	100.0%	6,899,668	100.0%	29.1%

	Kentucky
	Estimated		Estimated		%
	2016	% of	2015	% of	Change
	Enrollment	Total	Enrollment	Total	2015 to 2016

Dental HMO	134,492	3.9%	138,779	4.1%	-3.1%

Dental EPO	5,435	0.2%	4,108	0.1%	32.3%

Dental PPO	1,772,853	52.1%	1,675,239	50.0%	5.8%

Dental Indemnity	80,515	2.4%	103,035	3.1%	-21.9%

Discount Dental	36,332	1.1%	28,721	0.9%	26.5%

Individual Exchange	14,613	0.4%

Medicaid / SCHIP	1,230,475	36.2%	1,298,654	38.8%	-5.2%

Other Public	124,905	3.7%	99,267	3.0%	25.8%

Total Dental	3,399,620	100.0%	3,347,803	100.0%	1.5%

Source: NADP & Delta Dental Association Joint Dental Benefits Reports dated August 2017 and September 2016

According to the NADP, total dental enrollment in Ohio increased 29.1% in 2016 compared to 2015. Total dental HMO enrollment in Ohio decreased 23.5% in 2016, compared to the national dental HMO increase of 0.2%. Total dental EPO enrollment in Ohio increased by 155.9% in 2016, compared to the national dental EPO increase of 25.1%. Total dental PPO enrollment in Ohio increased by 3.4% in 2016, compared to the national dental PPO increase of 3.6%. In Ohio, total dental indemnity enrollment decreased by 31.8%, whereas national dental indemnity enrollment increased by approximately 3.2%. Total discount dental enrollment in Ohio increased by 63.1%, whereas total discount dental enrollment in the United States increased by 19.9%. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio increased by 143.2% in 2016, compared to the national Medicaid / SCHIP dental enrollment increase of 64.6%. Other publicly funded dental enrollment in Ohio increased by 78.1% in 2016, compared to the national other publicly funded dental enrollment increase of 3.8%.

Total dental HMO enrollment in Kentucky decreased 3.1% in 2016, while dental HMO enrollment in the United States increased by approximately 0.2%. Total dental EPO enrollment in Kentucky increased by 32.3% in 2016, compared to the national dental EPO increase of 25.1%. Total dental PPO enrollment in Kentucky increased by 5.8% in 2016, which represents a larger percentage increase than the national dental PPO increase of 3.6%. In Kentucky, total dental indemnity enrollment decreased by 21.9%, compared to an increase in national dental indemnity enrollment of 3.2%. Total discount dental enrollment in Kentucky increased by 26.5% in 2016, whereas total discount dental enrollment in the United States increased by 19.9%. Medicaid / SCHIP dental enrollment in Kentucky decreased by 5.2% in 2016, compared to the national Medicaid / SCHIP dental enrollment increase of 64.6%. Other publicly funded dental enrollment in Kentucky increased by 25.8% in 2016, compared to the national other publicly funded dental enrollment increase of 3.8%.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2017	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	159,500	$51,419				$51,419	47.8%
Fully-Insured Dental PPO	89,800	25,936				25,936	24.1%
Self-Insured Dental	97,000	28,002	(1)	$1,425	(2)	29,427	27.3%
Other Products	40,300	-		807	(3)	807	0.8%
Total	386,600	$105,357		$2,232		$107,589	100.00%

2016	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	167,000	$53,393				$53,393	50.6%
Fully-Insured Dental PPO	79,500	22,363				22,363	21.2%
Self-Insured Dental	95,500	27,676	(1)	$1,391	(2)	29,067	27.5%
Other Products	40,100	-		771	(3)	771	0.7%
Total	382,100	$103,432		$2,162		$105,594	100.00%

2015	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	158,200	$49,458				$49,458	50.3%
Fully-Insured Dental PPO	69,800	19,198				19,198	19.5%
Self-Insured Dental	98,000	27,505	(1)	$1,417	(2)	28,922	29.5%
Other Products	36,200	-		683	(3)	683	0.7%
Total	362,200	$96,161		$2,100		$98,261	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are paid.
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

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 71.9% of our total premium revenues for 2017. Substantially all of our products are marketed to employer groups through brokers and consultants. In addition, our individual dental products are marketed on our website, sometimes with the assistance of brokers, and our exchange dental products are marketed on the government’s website at www.healthcare.gov. Our business model allows us to offer dental benefit products including broad networks of participating providers while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating providers. The dental benefit products we offer currently vary depending on geographic markets.

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

In 2017, we offered fully insured individual and small group dental PPO plans on the FFM exchanges. This business is included in our fully insured dental PPO segment. In 2017, we offered fully insured individual dental HMO and dental PPO plans in Ohio and Kentucky and dental PPO plans in Indiana. This business is included in our fully insured dental HMO and fully insured dental PPO segments.

Fully-Insured Dental HMO and Indemnity

Our fully-insured dental HMO/IND products segment includes our Dental Care Plus dental HMO and our DentaPremier dental indemnity products.

Dental Care Plus- Under our group dental HMO, premiums are paid to Dental Care Plus by the employer, and members receive access to our HMO network. Plan designs range from full premium payments by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. Under our individual dental HMO, premiums are paid to Dental Care Plus by the individual subscriber, and the subscriber and his/her dependents receive access to our HMO network. Dental Care Plus offers a limited number of plan designs to the individual market.

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured plans with out-of-area members or members that require complete freedom of provider access. Plan designs range from full premium payments by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. Members are responsible for paying annual deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products.

For the year ended December 31, 2017, fully-insured dental HMO/IND premiums totaled approximately $51.4 million, or 47.8% of our total premiums and ASO fees.

Fully-Insured Dental PPO

Our fully-insured dental PPO product segment includes our DentaSelect, DentaTrust and DentaSpan dental PPO products.

DentaSelect- Our dental PPO product, DentaSelect, is underwritten and administered by Dental Care Plus. DentaSelect members have access to our proprietary PPO networks and the national provider network with which we have contracted. In addition, DentaSelect members have out-of-network benefits. DentaSelect includes some elements of managed health care; however, it includes more cost-sharing with the member. Plan designs range from full premium payments by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees.

DentaTrust and DentaSpan– Our individual dental PPO product for the Ohio, Indiana, Georgia, Pennsylvania, Tennessee, Kentucky, Illinois and Virginia exchanges, DentaTrust, and our small group dental PPO product for the FFM exchanges, DentaSpan, are underwritten by Dental Care Plus and administered by two independent third party administrators (“TPAs”). Pediatric members under the age of 19 have pediatric oral health benefits that meet the requirements of the Affordable Care Act (“ACA”). Adult members have benefits that are subject to waiting periods on basic dental services and major dental services. All DentaTrust and DentaSpan members have out-of-network benefits.

For the year ended December 31, 2017, fully-insured dental PPO premiums totaled approximately $25.9 million, or 24.1% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network providers according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network providers based on a maximum allowed fee schedule. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2017, self-insured revenue totaled approximately $29.4 million, or 27.3% of our total premiums and ASO fees.

Corporate, All Other

We offer dental PPO, dental indemnity and vision PPO benefit plans underwritten by third-party insurance carriers that are included in our corporate, all other segment. Our subsidiary, Insurance Associates Plus, is an insurance agency licensed in Ohio, Kentucky and Indiana that markets our third-party dental PPO, dental indemnity and vision benefit products. Insurance Associates Plus earns commissions and administrative fees based on members enrolled in the dental PPO and vision benefit plans. Our vision benefit PPO product is underwritten by a third-party insurance carrier and administered by an independent TPA. Members can access both network and out-of-network vision care providers and are subject to fixed co-payments and benefit limits. Premium cost is typically shared by employers and their participating employees in various contribution proportions.

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers aggregated $807,000, or less than 1% of total premiums and ASO fees, for the year ended December 31, 2017.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2015, our quarterly healthcare services expense was above average in the first quarter, slightly above average in the second quarter, above average in the third quarter and lowest in the fourth quarter. In 2016, our quarterly healthcare services expense was above average in the first quarter, below average in the second quarter, above average in the third quarter and lowest in the fourth quarter. In 2017, our quarterly healthcare services expense was above average in the first quarter, below average in the second quarter, slightly higher than average in the third quarter and lowest in the fourth quarter. The following table shows these trends in tabular form:

	2017		2016		2015

	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,425	$20.23	$21,047	$20.66	$19,320	$20.44
Second Quarter	20,383	19.24	19,795	19.26	19,143	20.03
Third Quarter	20,402	19.39	20,312	19.79	19,664	20.28
Fourth Quarter	19,398	18.59	19,346	18.88	18,557	19.04
Calendar Year	$81,608	19.37	$80,500	19.65	$76,684	19.93

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

Business Strategy

Our objective is to become one of the leading providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer groups and individual customers, acquiring other similar dental plans, adding more participating providers to our provider networks and increasing our product offerings. We intend to further develop the use of dental PPO products as a means to grow membership sufficient to recruit providers into our dental PPO provider networks.

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

We offer low cost dental PPO plans on the various federally facilitated exchanges. These dental PPO plans include the pediatric oral health benefit that is one of the essential health benefits required by the ACA. The family plans also include dental coverage for adults. We currently offer these exchange certified dental PPO plans on the Ohio, Indiana, Georgia, Pennsylvania, Tennessee, Kentucky, Illinois and Virginia exchanges.

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium rates, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. Accordingly, membership retention is a primary focus of our marketing efforts. We strive for consistent employer and broker contracts and fair, justified renewal pricing in order to increase retention rates. We achieved a group dental retention rate of approximately 92.1% in 2017, compared to retention rates of 94.8% and 98.4% in 2016 and 2015, respectively.

Group Billing and Collection- We dedicate significant resources to achieving prompt and accurate billing for premiums, reimbursement for self-insured claims and ASO fees. We also have a structured process for monitoring and collecting our accounts receivable.

Customer Service- We provide customer service to employer group administrators, members, and providers. Customer service representatives respond promptly to employer, member and provider staff inquiries regarding member identification cards, benefit determinations, eligibility, benefit verification and claims payments. We strive to answer questions in one telephone call. We monitor key customer service statistics in order to maintain positive customer relationships with all constituencies.

Information Technology- Our dental plan administration system allows us to adapt to benefit changes sought by employer groups. Our system also allows for increased efficiencies and cost savings in the functional areas of enrollment, billing, collections, cash application, claims adjudication and claims payment by reducing manual processing and facilitating the development of electronic membership enrollment, group billing, payment and automated cash application. With this system, we have a high percentage of claims that can be electronically loaded and adjudicated. We are also focused on the importance of data integrity, security, ease of data extraction, and interfacing with banks, clearinghouses, and other business partners.

During 2017, the Board of Directors established a Special Committee to consider strategic alternatives available to the Company, including consideration of certain third party proposals made to the Company.  The significant amount of work by the Special Committee and advisors to the Special Committee resulted in increased director compensation expense and professional expense during 2017.  The Special Committee is in preliminary discussions with a third party related to a potential change in control transaction.  There can be no assurance that these preliminary discussions will result in a definitive agreement, and consummation of any such transaction would be subject to approval of the shareholders, regulators and various other conditions.

Provider Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain networks comprised of providers who have contracted with our subsidiaries. As of December 31, 2017, we had contracts with 3,000 providers operating out of 6,584 office locations in our dental HMO network. Of these participating provider office locations, there are 3,448 in Ohio, 2,422 in Kentucky, 637 in Indiana, and 77 in other states. As of December 31, 2017, we had provider contracts with 3,134 providers operating out of 7,018 office locations in our DentaSelect dental PPO network. Of these participating provider office locations, there are 3,792 in Ohio, 2,471 in Kentucky, 654 in Indiana, and 101 in other states. As of December 31, 2017, we had provider contracts with 2,244 providers operating out of 5,624 office locations in our new Balanced Value dental PPO network. Of these participating provider office locations, there are 2,863 in Ohio, 2,058 in Kentucky, 624 in Indiana, and 79 in other states. We actively recruit providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate providers in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific providers to which their employees desire access.

Before a provider can become a participating provider, we engage in extensive due diligence regarding the provider’s professional licenses, training and experience, and malpractice history. The provider must also be recommended by our Clinical Affairs Committee consisting of experienced providers who represent various dental specialties and some of whom are also members of our Board of Directors (the “Board”).

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

The Company has a network access agreement with a national dental network management company that has one of the largest networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,800 additional providers in our operating territories and approximately 45,900 additional providers throughout the United States. The Company also has a network access arrangement with another national dental administration company for the dental PPO plans that we offered on the FFM exchanges in 2017. With this network access arrangement, FFM exchange members have access to approximately 10,900 providers across the eight FFM exchange states.

Employees

At December 31, 2017, we had 97 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Agencies, Brokers and Consultants

Many of our employer groups and individual customers are represented by agencies, brokers and consultants who assist these customers in the design and purchase of health care products. We generally pay agencies, brokers and consultants a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay agents and brokers on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2017, approximately 54% of our business was generated by five independent agencies, one of which was responsible for generating approximately 17.8% of our total premium revenue.

Utilization Review and Quality Assurance Policies

Utilization review and quality assurance policies are essential to our success. Our benefits structure limits the frequency of various procedures in order to review utilization of dental care by members of our fully-insured and self-insured dental plans.

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

Risk Management

We assess risks that may affect the Company’s financial results, operational capability, delivery of service and products to employer groups and plan members, and other significant risks. We evaluate industry trends, information technology changes and our operating efficiencies and results. We perform ongoing risk assessments and implement various measures to manage and mitigate identified risks. The Board has delegated responsibility for risk oversight to the Audit Committee. Quarterly, the Audit Committee reviews the Company’s risk assessment and discusses with Company management, significant financial and non-financial risks (see Item 1A-Risk Factors for a discussion of certain identified risks) and the steps management has taken to monitor and mitigate such risks. On a semi-annual basis the Audit Committee reviews the Company’s risk assessment with the Board.

Competition

The marketing and sale of commercial fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with medical and full-line ancillary carriers, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. In group and individual dental insurance, our primary competitors are Guardian, MetLife, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Other competitors include Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs and dental PPOs in which members receive certain benefit incentives to receive services from network providers. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards, limitations on providers’ fees, and members are not restricted to participating providers. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan.

In 2017, our commercial dental membership in Southwestern Ohio decreased from approximately 234,500 members as of December 31, 2016 to approximately 232,600 members as of December 31, 2017. As of December 31, 2017 we had approximately 221,900 dental HMO/IND members and 10,700 dental PPO members in Southwestern Ohio. Dental membership in Northern Kentucky increased from approximately 24,800 members at December 31, 2016 to approximately 27,900 at December 31, 2017. As of December 31, 2017, all of the 27,900 members in Northern Kentucky were dental HMO/IND members. Our dental benefits market share of approximately 18% to 20% in the Southwestern Ohio and Northern Kentucky market gives us a strong competitive position. This market share is due to our large provider networks, competitive pricing and customer service. As of December 31, 2017, we had 1,428 providers in our provider networks which represent approximately 95% of the licensed providers in Southwestern Ohio and Northern Kentucky.

In 2017, our commercial dental membership in the Dayton and Central Ohio markets decreased from approximately 43,000 members as of December 31, 2016 to approximately 39,200 members as of December 31, 2017. As of December 31, 2017, we had approximately 32,900 dental PPO members and approximately 6,300 dental HMO/IND members in the Dayton and Central Ohio markets. As of December 31, 2017, we had approximately 1,594 providers in our dental PPO provider network in the Dayton and Central Ohio markets.

In 2017, our commercial dental membership in Southern Kentucky decreased from approximately 25,100 members as of December 31, 2016 to approximately 24,900 members as of December 31, 2017. As of December 31, 2017, we had approximately 24,600 dental PPO members and approximately 300 dental HMO/IND members in Southern Kentucky. As of December 31, 2017, we had approximately 1,534 providers in our dental HMO provider network and 1,573 providers in our standard dental PPO provider network in Southern Kentucky.

In the exchange dental business, our main competitors are Humana, Anthem, TruAssure, Dentegra and Best Life. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our exchange dental plans and vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

Customers

During 2017, approximately 10% of our total premium revenue was generated by five fully-insured employer groups. Also during 2017, approximately 11% of our total revenue was generated by two self-insured employer groups. As we continue to increase the number of employers and members in our dental plans, these employers as a source of revenue and enrollment will lessen in proportion to our total revenue and size.

Each of our group customers signs a standard form contract, which differs depending on whether the customer is fully-insured or self-insured. There are two standard form contracts for fully-insured customers – one for employer-sponsored plans, and one for voluntary employee plans. Most of our standard form contracts are for one year terms. Certain contracts extend for a two-year or three-year term. The employer group customers may terminate our fully-insured customer contracts by giving 30-days’ prior written notice, however, the fully-insured customer contracts are non-cancelable by the Company during the contract term unless the contract coverage terminates due to non-payment of premium when due. Our self-insured customer contracts can be canceled by the Company or employer group by giving 60-days’ prior written notice. The premium rates set forth in each fully-insured customer contract remain in effect during each term, and may only be increased at renewal.

Each of our individual subscribers outside of the FFM exchanges purchasing a policy selects a fully-insured dental HMO or PPO plan. These individual dental policies begin on an effective date and extend for 12 months. Individual subscribers may terminate their fully-insured policy with notice, however, the fully-insured individual policies are non-cancelable by the Company during the policy term unless the policy coverage terminates due to non-payment of premium when due.

Each of our individual subscribers on the FFM exchanges selects a fully-insured dental PPO plan. An individual dental policy purchased on the FFM exchanges will begin on an effective date in a calendar year and extend until December 31 of that calendar year. An individual subscriber may terminate his/her fully-insured policy by giving 14-days’ prior written notice. The Company may cancel a policy with 30-days’ prior written notice to the subscriber in the event (1) the subscriber submits a fraudulent claim or makes a material misrepresentation; (2) the subscriber does not pay the insurance premium subject to the Centers for Medicare & Medicaid Services (“CMS”) grace period rules; (3) the Company withdraws the dental product from the exchange; or (4) the Company withdraws from the exchange’s individual market.

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

Dental Care Plus is dually licensed as a life and health insurance company and as a health insuring corporation providing specialty health care services under Ohio law, as a limited health service benefit plan in Kentucky, and as a life and health insurance company and a dental HMO in Indiana. Dental Care Plus is also licensed as a life, accident and health company in Pennsylvania, as a life, accident and sickness company in Georgia, as an accident and health company in Tennessee, as a life and health insurance company in Illinois and Missouri, as an accident and sickness insurance company and a managed care health insurance plan in Virginia and a disability insurance company in Wisconsin and Michigan. The regulations of each state insurance department include specific requirements with regard to such matters as minimum capital and surplus, reserves, permitted investments, contract terms, policy forms, claims processing requirements and annual reports. If Dental Care Plus fails to maintain compliance with all material regulations, regulatory authorities are empowered to take certain actions against it, such as revoking its license, imposing monetary penalties, taking over supervision of its operations, or seeking a court order for the rehabilitation, liquidation or conservation of Dental Care Plus.

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

NAIC Accounting Principles- In 1998, the NAIC adopted the Codification of Statutory Accounting Principles (“Codification” or “SAP”) that became the NAIC’s primary guidance on statutory accounting. The Ohio Department of Insurance has adopted the Codification. SAP differs in some respects from accounting principles generally accepted in the United States (“GAAP”). For public reporting, we prepare consolidated financial statements in accordance with GAAP. However, certain data must also be calculated according to statutory accounting rules as defined in the NAIC’s Accounting Practices and Procedures Manual. While not a substitute for any GAAP measure of performance, quarterly and annual financial statements prepared in accordance with SAP is used by the Ohio Department of Insurance and other state regulators to monitor solvency and compliance with various state financial regulatory requirements. Statutory data also frequently is used by industry analysts and other recognized reporting sources to facilitate comparisons of the performance of insurance companies. For example, select significant differences for the Company under SAP are:

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

Risk Based Capital- The NAIC’s Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”) provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory action. The Model Act (or similar legislation or regulation) has been adopted in states where Dental Care Plus does business. The Model Act provides for four levels of regulatory action, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2017, filed with the Ohio Department of Insurance, reflected total adjusted capital in excess of Company Action Level RBC.

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

Executive Officers

Each of our executive officers is appointed to serve a one-year term. Anthony A. Cook and Robert C. Hodgkins, Jr. are the only executive officers of the Company and the only employees who have an employment agreement with the Company.

The name and age of each of the present executive officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 67, President, Chief Executive Officer and a member of the Company’s Board of Directors. Mr. Cook has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company. In November 2008, Mr. Cook became a Director of the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 58, Vice President - Chief Financial Officer. Mr. Hodgkins has been Vice President-Chief Financial Officer of Dental Care Plus since July 2003 and, upon reorganization of Dental Care Plus, became Vice President-Chief Financial Officer of the Company. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

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

During 2017, approximately 10% of our total premium revenue was generated by five fully-insured employer groups. Also during 2017, approximately 11% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2017, approximately 54% of our business was generated by five independent brokers, one of which was responsible for generating approximately 18% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially.

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

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2017, 2016 and 2015, A.M. Best affirmed our B+ (Good) rating. In July 2014, A.M. Best upgraded our rating to B+ (Good) with a stable outlook. In July 2013, A.M. Best upgraded our B (Fair) rating. Prior to July 2013, our B- (Fair) rating was annually affirmed in each year from 2006 through 2012. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of brokers may lead to a loss of premium revenue.

If we fail to maintain contracts with an adequate number of providers, it may be difficult to attract and retain employer groups, which may lead to a loss of premium revenue.

Our business strategy is dependent to a large extent upon our continued maintenance of our provider networks. Generally, our participating provider contracts allow either party to terminate on limited notice (generally 30 days’ prior to annual renewal). If we are unable to continue to establish and maintain contracts with an adequate number of providers in our networks, employer groups may not renew their contracts with us and it may be difficult to attract new employer groups, which may lead to a loss of premium revenue.

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

Public Policy - It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company.  On March 23, 2010, the ACA was passed into law. Thus far, in the states in which we operate, the provisions of the ACA have been inconsistently implemented which makes it difficult for a stand-alone dental plan to enroll and retain membership. In accordance with the provisions of the ACA of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment increases each year and is expected to be $14.3 billion in 2018. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year.

President Trump and Congress may legislate additional changes in health care policy that could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees. If the federal government eliminates the FFM exchanges, this would have a material impact on our premium revenue, gross profit and earnings. During 2017, approximately 4.5% of our total premium revenue was generated through the FFM exchanges, which equates to approximately 12.8% of our total gross profit.

Privacy and Security of Personal Information – The Company is subject to several federal laws which govern the privacy and security of personal information.

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

Our business is subject to substantial government regulation, principally under the insurance laws of those states in which we do business. We will also become subject to the insurance laws and regulations of other states in which our subsidiaries may in the future conduct business. These laws, which vary from state to state, generally require our subsidiaries to be licensed by the relevant state insurance department. With respect to our fully-insured dental products, these laws and regulations also establish operational, financial and other requirements. Dental Care Plus is currently required to maintain a minimum capital and surplus of approximately $2.5 million according to the regulations for the state of Ohio. The ability of Dental Care Plus to maintain such minimum required capital and surplus is directly dependent on the ability of Dental Care Plus to maintain a profitable business. Dental Care Plus operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity and limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Failure to maintain compliance with the minimum required capital and surplus of each state could result in Dental Care Plus becoming subject to supervision by the insurance regulatory agencies in those states in which we do business, and could further result in the suspension or revocation of Dental Care Plus’s Certificate of Authority in states in which we operate, monetary penalties, or the rehabilitation or liquidation of Dental Care Plus.

Due to the restrictions on the eligible owners of our common shares, we are limited in how we can raise capital to support the continued growth of our business.

At the present time, the only eligible owners of our Class A common shares and Class B common shares are providers, employees and members of the Board of Directors. As of January 2014, non-provider individuals are eligible owners of our Class C voting common shares (with a limitation on the number of Class C shares that may be outstanding at any time as a percentage of Class A and Class B shares). We are able to offer non-voting preferred shares to institutional investors, but we believe that there are a limited number of institutional investors that will invest their capital with the Company without voting rights or some other means to have formal influence over the direction of the Company. Given the restriction on eligible owners of our common shares, we may not be successful in raising new capital, which would result in our need to retain our earnings, and this may limit our ability to continue our consistent trend of premium growth and payment of dividends.

As a result of the aging and retirements of our provider shareholders, we anticipate requests to redeem an increasing number of common shares each year resulting in a reduction in the level or amount of the redeemable common shares on our consolidated balance sheet.

As of December 31, 2017, approximately 304 of our network provider shareholders were 60 years old or older and these shareholders owned, in the aggregate, 5,342 of our Class A and Class B Redeemable Common Shares. Pursuant to the Company’s Second Amended and Restated Code of Regulations (the “Code of Regulations”), retiring providers have the right to require the Company to repurchase such provider’s common shares on the terms contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within three months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital.

Our ability to achieve our performance objectives could be affected by changes in the financial, credit and capital markets.

We invest premiums received from policyholders and other available cash to generate investment income and capital appreciation, while also maintaining sufficient liquidity to pay covered claims and operating expenses, and service our debt obligations. Investment income is an important component of our revenues and net income. The ability to increase investment income and generate longer-term growth in book value is affected by factors beyond our control, such as inflation, economic growth, interest rates, world political conditions, changes in laws and regulations, market events leading to credit constriction, and other unpredictable events. These events may adversely affect the economy generally and could cause our investment income or the value of securities we own to decrease. A significant decline in our investment income could have an adverse effect on our net income and on our shareholders’ equity. For example, a significant increase in the general level of interest rates could lead to falling bond values. For a more detailed discussion of risks associated with our investments, please refer to Item 7A, Quantitative and Qualitative Disclosures about Market Risk.

Maintaining our information technology platforms, managing technology initiatives and meeting data security requirements are significant challenges.

We purchased a perpetual license to use our dental administration and claims payment software in 2005. Our software maintenance agreement with the licensor extends to December 31, 2019. The company that supports and maintains our dental administration software is migrating to a new platform. We are in negotiations with the licensor for a long-term resolution for our support and maintenance needs. If we are not able to favorably obtain a long-term resolution with respect to our current software, we may need to select and convert to another dental administration software platform and any such transition could require a material capital expenditure.

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

Holders

As of December 31, 2017, there were 500 holders of Class A Redeemable Common Shares, 529 holders of Class B Redeemable Common Shares and 40 holders of Class C Redeemable Common Shares.

Dividend Policy

On February 8, 2017, our Board of Directors declared a $42.50 per share dividend for all holders of Class A, Class B and Class C Redeemable Common Shares of record on March 1, 2017, paid on March 24, 2017. With the dividend, the holders of restricted share units received an equivalent share based dividend. The Board of Directors have sole discretion as to whether to declare a dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

In the fourth quarter of 2017 we did not have any sale of unregistered securities.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s Redeemable Common Shares are sold and repurchased by the Company at book value. The book value of a Company Redeemable Common Share was $1,210, $1,110, $1,012, $997 and $894 at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

Purchases of Equity Securities

We did not repurchase or retire any Redeemable Common Shares during the three months ended December 31, 2017.

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

(All amounts in thousands)

	2017	2016	2015	2014	2013
Premium revenue	$107,589	$105,594	$98,261	$91,936	$86,363
Investment income	265	274	252	222	164
Other income and realized gains, net	-	128	3	92	61
Net income	1,829	1,989	958	1,341	1,282
Total assets	70,329	78,082	60,344	57,239	56,903
Mortgage loan payable and capital lease obligations	2,296	1,706	2,068	2,019	1,674
Redeemable institutional preferred shares	-	-	2,751	2,709	2,563
Cash dividends declared, common and preferred	547	510	481	425	392

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to Ohio, Kentucky and Indiana employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia, Tennessee, Kentucky, Virginia and Illinois exchanges and individual dental HMO and PPO plans in Ohio, Kentucky and Indiana. As of December 31, 2017, we had approximately 386,600 members in our dental and vision benefit programs with approximately 3,000 providers participating in our Dental Care Plus dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 45,900 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2017. With this network access arrangement, FFM exchange members have access to approximately 10,900 providers across the eight FFM exchange states.

We manage our business with four reportable segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental, and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other primarily consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain other corporate activities.

The results of our fully-insured dental HMO/IND, fully-insured dental PPO and self-insured dental segments are measured by gross profit. We do not measure the gross profit of our corporate, all other segment. We do not allocate investment and other income, interest expense, insurance expenses, assets or liabilities to our segments because these measures are not used to analyze the segments. Our segments do not share overhead costs or assets. We do, however, measure the contributions of each of our fully-insured and self-insured segments to costs retained in our corporate, all other segment.

During 2017, the Board of Directors established a Special Committee to consider strategic alternatives available to the Company, including consideration of certain third party proposals made to the Company.  The significant amount of work by the Special Committee and advisors to the Special Committee resulted in increased director compensation expense and professional expense during 2017.  The Special Committee is in preliminary discussions with a third party related to a potential change in control transaction.  There can be no assurance that these preliminary discussions will result in a definitive agreement, and consummation of any such transaction would be subject to approval of the shareholders, regulators and various other conditions.

Profitability Strategy

Our strategy has focused on providing solutions to employers and individuals to manage the rising cost of dental care by leveraging our products that give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members, brokers and providers. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

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

Highlights

●

We had net income of approximately $1,829,000 for the year ended December 31, 2017 compared to net income of approximately $1,989,000 for the year ended December 31, 2016. This decrease in net income is primarily the result of higher deferred tax expense as a result of the U. S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) which accounted for an approximate $692,000 increase in taxes, an increase in premium revenue of approximately $1,995,000 offset by an increase in healthcare services expense of approximately $1,108,000 in 2017. The increase in gross margin of approximately $887,000 was offset by an increase in insurance expenses of $552,000 in 2017. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 21.1% in 2017 from 21.0% in 2016.

●

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by approximately 0.3% from 76.2% in 2016 to 75.9% in 2017. The improved loss ratio impacted 2017 by approximately $26,000 in gross margin. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 71.9% of our total dental business.

●

Our dental and vision products grew by approximately 4,500 members, or 1.2%, from 382,100 members at December 31, 2016 to 386,600 members at December 31, 2017. This membership increase from December 31, 2016 is due to an increase in fully-insured dental PPO membership of approximately 10,300 members, an increase in self-insured dental membership of approximately 1,500 members and an increase in corporate, all other membership of approximately 200 members. This was offset by a decrease in fully-insured dental HMO/IND membership of approximately 7,500 members.

Comparison of Results of Operations for 2017 and 2016

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2017 and 2016 (dollars in thousands):

	2017	2016	Change
Membership:
Fully-insured dental HMO/IND	159,500	167,000	(4.5%)
Fully-insured dental PPO	89,800	79,500	13.0%
Self-insured dental	97,000	95,500	1.6%
Corporate, all other	40,300	40,100	0.5%
Total membership	386,600	382,100	1.2%

Premium revenue:
Fully-insured dental HMO /IND	$51,419	$53,393	(3.7%)
Fully-insured dental PPO	25,936	22,363	16.0%
Self-insured dental	29,427	29,067	1.2%
Corporate, all other	807	771	4.7%
Total premium revenue	107,589	105,594	1.9%

Investment income:
Corporate, All Other	265	274	(3.3%)

Other income and realized gains, net:
Corporate, All Other	249	128	94.5%
Total revenue	108,103	105,996	2.0%

Healthcare services expense:
Fully-insured dental HMO/IND	38,522	39,995	(3.7%)
Fully-insured dental PPO	17,721	15,391	15.1%
Self-insured dental	25,365	25,114	1.0%
Total healthcare services expense	81,608	80,500	1.4%

Insurance expense
Corporate, All Other	22,695	22,143	2.5%

Income tax expense
Corporate, All Other	1,971	1,363	44.6%

Summary

Net income was approximately $1,829,000 and $1,989,000 for 2017 and 2016, respectively. This decrease in net income is primarily the result of higher deferred tax expense as a result of the Tax Act which accounted for an approximate $692,000 increase in taxes, an increase in premium revenue of approximately $1,995,000 offset by an increase in healthcare services expense of approximately $1,108,000 in 2017. The increase in gross margin of approximately $887,000 was offset by an increase in insurance expenses of $552,000 in 2017. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 21.1% in 2017 from 21.0% in 2016.

Membership

Our fully-insured dental HMO/IND membership decreased by approximately 7,500 in 2017. This membership decrease is attributable to the reduction of approximately 10,000 fully-insured dental HMO members due to the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2017. In addition, a decrease of approximately 9,900 members is the result of employer groups that did not renew with the Company or reduced employee counts of retained employer groups. These decreases were offset by an increase of 10,100 members from new sales with employer groups and 2,300 members from new sales of individual HMO products in 2017. Some of our fully-insured dental HMO/IND membership losses were the result of corporate consolidations and employer groups moving to medical carriers to take advantage of medical/dental packaged savings.

Our fully-insured dental PPO membership increased by approximately 10,300 members in 2017. This membership increase is due to new sales in the Dayton and Central Ohio markets, the Southern Kentucky market and the Indiana market of approximately 11,600 members during 2017, offset by the loss of approximately 6,900 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets. The remaining increase of approximately 5,600 members is due to new sales of individual and on exchange dental PPO products in 2017.

Our self-insured dental membership increased by approximately 1,500 members in 2017. During 2017, approximately 10,000 members of an employer group converted from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2017, which was offset by a decrease of 8,500 members as a result of employer groups that did not renew with the Company. Some of our self-insured dental HMO/IND membership losses were the result of corporate consolidation and employer groups moving to other carriers.

Our corporate, all other membership increased slightly as a result of increased membership in our vision plan.

Revenue

	(Amounts in thousands)
	2017	2016	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$51,419	$53,393	$(1,974)	$(1,432)	$(542)

Fully-insured dental HMO/IND premium revenue for 2017 decreased by approximately $1,974,000 compared to 2016. New fully-insured dental HMO/IND sales volume resulted in an increase in fully-insured dental HMO/IND premium revenue of approximately $1,813,000 that was offset by a decrease in fully-insured dental HMO/IND revenue of approximately $3,245,000 due to the conversion of an employer group to the self-insured product line in 2017. Fully-insured dental HMO/IND premium decreased by $542,000 due to lower overall premium rates on a PMPM basis. The conversion of an employer group from fully-insured to the self-insured product line resulted in $213,000 of this decrease. The fully-insured dental HMO/IND segment represented approximately 47.8% of our total dental business in 2017.

	(Amounts in thousands)
	2017	2016	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$25,936	$22,363	$3,573	$3,966	$(393)

Fully-insured dental PPO premium revenue for 2017 increased by approximately $3,573,000 compared to 2016. Fully-insured dental PPO revenue increased by approximately $3,966,000 due to an increase in fully-insured PPO group and individual membership in 2017, offset by a decrease of approximately $393,000 due to a decrease in premium rates for the year. The fully-insured dental PPO segment represented approximately 24.1% of our total dental business in 2017.

	(Amounts in thousands)
	2017	2016	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$28,002	$27,676	$326	$135	$191
Self-Insured ASO Fees	1,425	1,391	34	7	27
Total Self-Insured Revenue	$29,427	$29,067	$360	$142	$218

Self-insured dental revenue increased by approximately $360,000 due to new self-insured sales and an increase in membership for existing employer groups. Self-insured revenue increased by approximately $326,000 due to an increase in the self-insured claims revenue on a per member per month basis, as well as an increase of approximately $34,000 in self-insured administrative fee rates on a per member per month basis. The self-insured dental segment represented approximately 27.4% of our total dental business in 2017. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $326,000 in 2017. The self-insured claim revenue increased by approximately $3,433,000 due to the conversion of fully-insured HMO/IND revenue to the self-insured product. This increase was offset by a decrease of approximately $3,298,000, as a result of the loss of employer groups in 2017. In addition, there was an increase in self-insured claim revenue of approximately $191,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2017.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $34,000 in 2017. Self-insured ASO fees increased by approximately $27,000 due to an increase in the average self-insured ASO fee rates on a PMPM basis in 2017. In addition, there was an increase of approximately $7,000 due to a net membership increase with existing employer groups.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In the aggregate, corporate, all other premium revenue increased by approximately $36,000, to $807,000 in 2017 from $771,000 in 2016.

Investment Income

Investment income decreased approximately $9,000, to $265,000 in 2017 from $274,000 in 2016.

Other Income and Realized (Losses) Gains on Investments, Net

Other income and realized (losses) gains on investments increased approximately $171,000 to $249,000 in 2017 from $128,000 in 2016. The increase is primarily the result of realized gains due to the sale of investments in 2017 that did not occur in 2016, offset by a decrease in other income.

Healthcare Services Expenses

	(Amounts in thousands)
	2017	2016	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$38,522	$39,995	$(1,473)	$(1,073)	$(400)

Fully-insured dental HMO/IND healthcare services expense decreased $1,473,000 in 2017. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 1.0% from, $20.13 PMPM in 2016 to $19.93 PMPM in 2017. A decrease in fully-insured dental HMO/IND membership due to the conversion of an employer group to our self-insured product resulted in a claim decrease of approximately $2,431,000, which was offset by a claim expense increase of approximately $1,358,000 due to new membership in the year. Lower healthcare services utilization resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of approximately $828,000 in 2017 compared to 2016. This decrease was offset by an increase of approximately $428,000 attributable to fee schedule increases effective January 1, 2017.

	(Amounts in thousands)
	2017	2016	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$17,721	$15,391	$2,330	$2,730	$(400)

Fully-insured dental PPO healthcare services expense increased by $2,330,000 in 2017. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased 2.2%, from $16.25 PMPM in 2016 to $15.89 PMPM in 2017. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $2,730,000. In addition, an increase of $91,000 is attributable to fee schedule increases effective January 1, 2017. These increases were offset by lower healthcare services utilization that resulted in a decrease of approximately $491,000 in the 2017 period compared to the 2016 period.

	(Amounts in thousands)
	2017	2016	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Self-Insured Healthcare Services Expense	$25,365	$25,114	$251	$123	$128

Self-insured healthcare services expense increased by $251,000 in 2017. Self-insured healthcare services expense on a PMPM basis increased 0.5% from $21.66 PMPM in 2016 to $21.77 PMPM in 2017. An increase in self-insured dental membership due to the conversion of employer groups to our self-insured product resulted in an increase in claims expense of approximately $3,116,000. The increase was offset by a decrease of $2,993,000 due to the loss of self-insured groups in 2017. In addition, self-insured healthcare services expense increased approximately $252,000 attributable to fee schedule increases effective January 1, 2017. Lower healthcare services utilization resulted in a decrease in self-insured healthcare services expense of approximately $124,000 in 2017 compared to 2016.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $552,000 in 2017. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 21.1% for 2017, increasing 0.1% from the 2016 ratio of 21.0%. Salaries and wages increased by approximately $184,000 in 2017 primarily due to increased medical premiums. Other insurance expense increased by approximately $411,000 due to an increase in expenses related to the launch of the individual dental PPO product in our new states for 2018 and an increase in professional fees attributable primarily to services provided to the Special Committee in considering strategic alternatives available to the Company. These increases were offset by a slight decrease in commissions expense.

Income Taxes

Our effective tax rate for 2017 was 51.9% compared to the 40.7% effective tax rate in 2016. The increase in the effective tax rate in 2017 compared to 2016 is primarily the result of the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code beginning in 2018, which will reduce the corporate tax rate from 34% to 21%. The rate reduction required a remeasurement of the Company’s net deferred tax asset. The Tax Act accounts for approximately 18.2% of the 2017 effective rate. This was offset by a decrease in nondeductible federal premium tax that was not required in 2017. See Note 10 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Cash increased $1,956,000, or 17.4%, for the year ended December 31, 2017 to approximately $13,177,000 at December 31, 2017 from approximately $11,221,000 at December 31, 2016. This cash increase is primarily the result of cash flow provided by operations of approximately $3,608,000. This increase was offset by a decrease in cash flow used in investing activities and financing activities of approximately $592,000 and $1,060,000, respectively.

Cash decreased $436,000, or 3.7%, for the year ended December 31, 2016 to approximately $11,221,000 at December 31, 2016 from approximately $11,657,000 at December 31, 2015. This cash decrease is primarily the result of cash flow used in investing activities and financing activities of approximately $2,209,000 and $1,909,000, respectively. These were offset by an increase in cash flow provided from operations of approximately $3,682,000. The change in cash for the years ended December 31, 2017, 2016 and 2015 is summarized as follows (in thousands):

	2017	2016	2015
Net cash provided by operating activities	$3,608	$3,682	$2,994
Net cash used in investing activities	(592)	(2,209)	(1,344)
Net cash (used in) provided by financing activities	(1,060)	(1,908)	817
Increase (decrease) in cash and cash equivalents	$1,956	$(435)	$2,467

Cash Flows from Operating Activities

In 2017, approximately $3,608,000 was provided by operating activities. We had net income of approximately $1,829,000. Our non-cash deferred compensation activity was approximately $988,000 primarily due to current year vesting activity and an increase in current book value of our common shares in 2017. Deferred policy acquisition costs decreased by approximately $472,000 primarily as a result of the amortization of significant fully-insured multiyear contracts signed in 2016 offset by the increase in the fully-insured business renewed in January 2017. Other payables and accrued expenses decreased and resulted in a net decrease in cash flow from operating activities of approximately $163,000. A decrease in accounts receivable offset by a decrease in unearned premium revenue resulted in an increase of cash of approximately $168,000 in the 2017 period. We paid $1,376,000 of federal income taxes in the 2017 period that related to our 2016 extension payment and 2017 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2016.

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

Cash Flows from Investing Activities

During 2017, we made purchases totaling approximately $4,167,000 of investment grade and non-investment grade corporate bonds, money markets and certificates of deposit in order to improve investment income. Also during 2017, we sold investment grade and non-investment grade corporate bonds, and certificates of deposit and maturities that together totaled approximately $3,967,000. In addition, in September 2017, we sold certain office equipment and computer equipment with a value of approximately $921,000 to a leasing company and entered into a capital lease agreement to lease back these same assets over a four year period. The remaining net cash used in investing activities during 2017 was primarily due to purchases of computer equipment and internally developed software development costs.

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

Cash Flows from Financing Activities

In 2017, we made scheduled principal payments of approximately $53,000 related to our office building mortgage and scheduled payments of approximately $278,000 related to our capital leases. During 2017, we repurchased Redeemable Common Shares with a book value (purchase price) of approximately $182,000. We also paid dividends of approximately $547,000 to holders of our Redeemable Common Shares.

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

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2017 is as follows:

	Less than 1			More than
Contractual Obligations	year	1-2 years	3-5 years	5 years	Total
Long-term debt and interest (1)	$97,504	$194,362	$991,957		$1,283,823
Capital lease and interest	480,987	612,168	187,386		1,280,541
Operating leases	360,120	298,728	8,376		667,224
Claims payable	3,576,185				3,576,185
Total	$4,514,796	$1,105,258	$1,187,719		$6,807,773

(1)	Includes swap interest payments based on a fixed rate of 3.90%.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95%. The note requires us to make principal payments of $4,600 per month in 2018 and higher principal payments in subsequent years through 2022 in accordance with the agreed upon loan amortization schedule. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2017, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2017. The Company also entered into a capital lease agreement with a leasing company in 2017 that obligates the Company to pay lease payments over a four year period for each capital lease. Under these capital lease agreements, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year. At December 31, 2017, the Company was in compliance with this minimum tangible net worth requirement.

As of December 31, 2017, we believe our most significant other commitments are:

Deferred Compensation – We expect to pay our deferred compensation liability to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years.

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

Off-Balance Sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $13.9 million at December 31, 2017. Our consolidated cash and short term investments increased by approximately $2.2 million from approximately $11.7 million as of December 31, 2016. This increase in cash and short term investments from December 31, 2016 to December 31, 2017 is the result of cash provided by operating activities of approximately $3.6 million. This increase was offset by cash used for investing and financing activities of approximately $1.6 million.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2017, 2016 or 2015. As of December 31, 2017 and 2016, there was no amount outstanding on this line of credit.

We have an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2017, 2016 or 2015. As of December 31, 2017 and 2016, there was no amount outstanding on this line of credit.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our Class A, Class B and Class C shareholders who die and our Class A and Class B shareholders who become permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $182,000, $276,000, and $223,000, of Redeemable Common Shares in the years ended December 31, 2017, 2016, and 2015, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. There were no dividends declared or paid by Dental Care Plus during 2017, 2016 or 2015. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2017.

We maintained aggregate statutory capital and surplus of approximately $14.8 million as of December 31, 2017 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2018 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and/or future capital raising activities.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted in the states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2017 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2017, 2016, and 2015, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2017	2016	2015
Changes in:
Changes in fair value of interest rate swap, net of tax	$9,043	$7,471	$(8,687)
Change in fair value of investments, net of tax	43,866	33,373	(164,497)
Reclassification adjustment for (gains) losses included in net income, net of tax	(34,397)	(19,433)	38,891

Total	$18,512	$21,411	$(134,293)

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

	2017		2016

IBNR	$2,054,182	57.4%	$1,441,149	38.5%
Reported claims in process	1,461,739	40.9%	2,238,464	59.8%
Other healthcare services expenses payable	60,264	1.7%	63,938	1.7%
Total claims payable liability	$3,576,185	100%	$3,743,551	100%

Between December 31, 2016 and December 31, 2017, our claims payable liability estimate decreased by approximately $167,400 or 4.5%, primarily due to lower fully-insured dental HMO/IND utilization in December 2017 compared to December 2016 offset by an increase in fully-insured dental PPO membership at December 31, 2017 compared to December 31, 2016.

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

When developing our estimate for claims payable liability as of December 31, 2017, we considered actual paid claim data from January 2018. As a result, we are able to use the completion factors approach for all historical months in 2017, including December 2017. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2017 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are highly reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		12/31/2017

(0.50%)		$3,786,648
0%	(estimate used)	$3,576,185
0.50%		$3,333,094

(a)     Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2017.

Recognition of Premium Revenue

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $36,818,000 and $46,955,000 at December 31, 2017 and 2016, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in accounts receivable were approximately $35,281,000 and $45,687,000 at December 31, 2017 and 2016, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,536,000 and $1,268,000 at December 31, 2017 and 2016, respectively. Management has determined that as of December 31, 2017 and 2016, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Recently Issued Accounting Standards

Refer to Note 2 of the consolidated financial statements for further information on recently issued accounting standards.

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

At December 31, 2017, our investment portfolio included approximately $181,000 of an institutional money market fund. Our portfolio also included approximately $8,259,000 of investment grade and non-investment grade corporate bonds and $1,152,000 of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $284,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $299,000 increase in fair value. At December 31, 2017, the investment grade and non-investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $8,240,000 and $1,150,000, respectively, are all classified as available for sale. Our investment in investment grade corporate bonds with a longer average maturity has added an element of market risk in 2017 and 2016.

At December 31, 2017, we had a mortgage note with a bank with an outstanding principal balance of $1,095,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, redeemable shares and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Deloitte & Touche LLP

Cincinnati, OH

March 30, 2018

We have served as the Company’s auditor since 2002.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,790,000 and $8,825,000 at December 31, 2017 and 2016, respectively	$8,810,056	$8,824,420
Short-term investments, available for sale at fair value, cost of $781,000 and $513,000 at December 31, 2017 and 2016, respectively	781,951	512,989
Total investments	9,592,007	9,337,409
CASH AND CASH EQUIVALENTS	13,177,193	11,221,951
ACCRUED INVESTMENT INCOME	80,904	78,662
ACCOUNTS RECEIVABLE, including uncollected premiums of $1,118,996 and $1,018,391, net of allowance of $45,809 and $41,092 at December 31, 2017 and 2016, respectively	36,400,634	46,705,170
DEFERRED ACQUISITION COSTS	2,636,858	3,109,117
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,684,537 and $3,531,436 at December 31, 2017 and 2016, respectively	3,661,598	2,756,999
OTHER ASSETS	4,780,001	4,872,499
TOTAL ASSETS	$70,329,195	$78,081,807

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$3,576,185	$3,743,551
UNEARNED PREMIUM REVENUE	36,818,123	46,954,609
OTHER PAYABLES AND ACCRUALS	7,175,048	7,334,165
MORTGAGE LOAN PAYABLE	1,095,200	1,148,000
CAPITAL LEASE OBLIGATIONS	1,200,925	558,114
DEFERRED COMPENSATION	4,821,982	4,051,078
TOTAL LIABILITIES	54,687,463	63,789,517
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 500 and 506 shares at December 31, 2017 and 2016, respectively	605,143	561,439
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,653 and 8,604 shares at December 31, 2017 and 2016, respectively	10,472,602	9,546,686
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 shares at December 31, 2017 and 2016, respectively	4,563,987	4,184,165
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none
Total redeemable preferred and common shares	15,641,732	14,292,290
SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none
TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$70,329,195	$78,081,807

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

REVENUES
Premium revenue	$107,589,114	$105,594,134	$98,261,441
Investment income	264,891	274,220	251,756
Realized gains (losses) on investments, net	249,300	75,849	(58,926)
Other income		51,920	62,304
Total revenues	108,103,305	105,996,123	98,516,575

EXPENSES
Healthcare services expense	81,607,541	80,500,160	76,683,963
Insurance expense:
Salaries and benefits expense	9,206,665	9,022,484	7,766,987
Commission expenses and other acquisition costs	5,495,576	5,538,688	5,420,357
Other insurance expense	7,992,967	7,582,136	6,888,760
Total insurance expense	22,695,208	22,143,308	20,076,104
Total expenses	104,302,749	102,643,468	96,760,067

INCOME BEFORE INCOME TAX	3,800,556	3,352,655	1,756,508

PROVISION (BENEFIT) FOR INCOME TAX:
Current	1,502,404	1,552,952	1,101,048
Deferred	468,718	(189,468)	(302,625)

INCOME TAX EXPENSE	1,971,122	1,363,484	798,423

NET INCOME	$1,829,434	$1,989,171	$958,085

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of interest rate swap, net of income tax of $4,659, $3,848, and ($4,475), respectively	9,043	7,471	(8,687)
Change in the fair value of investments, net of income tax of $22,599, $17,193, and ($84,741), respectively	43,866	33,373	(164,497)
Reclassification adjustment for (gains) losses included in net income, net of income tax of ($17,720), ($10,011) and $20,035, respectively	(34,397)	(19,433)	38,891
Total other comprehensive income (loss)	18,512	21,411	(134,293)

TOTAL COMPREHENSIVE INCOME	$1,847,946	$2,010,582	$823,792

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

	Redeemable Common Shares						Redeemable Preferred Shares									Shareholders' Equity

	Class A		Class B		Class C		Institutional Preferred 2010-Series			Institutional Preferred 2012-Series			Institutional Preferred 2013-Series
	Number of		Number of		Number of		Number of			Number of			Number of			Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount		Earnings	Income (Loss)	Total

Balance at December 31, 2014	531	$529,158	7,843	$7,815,789	321	$319,886	300		$414,173	1,000		$1,195,484	1,000		$1,099,604

Net Income																958,085			958,085
Other comprehensive income, net																	(134,293)		(134,293)
Dividends declared and paid																(481,089)			(481,089)
Redeemable Shares issued			510	501,329	1,684	1,545,816
Redeemable Shares repurchased	(15)	(14,971)	(211)	(210,298)
Accretion of shares to redemption value		7,858		130,570		162,788			6,342			18,307			16,838	(476,996)	134,293		(342,703)
Balance at December 31, 2015	516	522,045	8,142	8,237,390	2,005	2,028,490	300		420,515	1,000		1,213,791	1,000		1,116,442

Net Income																1,989,171			1,989,171
Other comprehensive loss, net																	21,411		21,411
Dividends declared and paid																(510,413)			(510,413)
Redeemable Shares issued			661	665,053	1,766	1,728,874
Redeemable Shares repurchased	(10)	(10,294)	(199)	(206,321)			(300)		(428,819)	(1,000)		(1,237,758)	(1,000)		(1,138,487)
Extinguishment cost of redeemable preferred shares																(118,800)			(118,800)
Accretion of shares to redemption value		49,688		850,564		426,801			8,304			23,967			22,045	(1,359,958)	(21,411)		(1,381,369)
Balance at December 31, 2016	506	561,439	8,604	9,546,686	3,771	4,184,165

Net Income																1,829,434			1,829,434
Other comprehensive loss, net																	18,513		18,513
Dividends declared and paid																(547,443)			(547,443)
Redeemable Shares issued			196	217,474
Redeemable Shares repurchased	(6)	(6,547)	(147)	(161,989)
Accretion of shares to redemption value		50,251		870,431		379,822										(1,281,991)	(18,513)		(1,300,504)

Balance at December 31, 2017	500	$605,143	8,653	$10,472,602	3,771	$4,563,987		$			$			$		$	$	$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,829,434	$1,989,171	$958,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460,612	504,302	484,438
Realized (gains) losses on investments, net	(249,300)	(75,849)	58,926
Deferred income tax (benefit)	468,718	(189,468)	(302,625)
Deferred compensation	988,378	994,708	747,825
Effects of changes in operating assets and liabilities:
Accrued investment income	(2,242)	(3,405)	(5,795)
Accounts receivable	10,304,536	(14,964,004)	834,988
Deferred acquisition costs	472,259	(1,096,513)	37,724
Other assets	(197,913)	(138,296)	(167,554)
Claims payable	(167,366)	490,205	255,733
Unearned premium revenue	(10,136,486)	14,323,492	(5,651)
Other payables and accruals	(162,548)	1,847,987	97,946

Net cash provided by operating activities	3,608,082	3,682,330	2,994,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,167,448)	(5,335,774)	(4,955,458)
Sales of investments	3,477,096	3,475,750	3,038,165
Maturities of investments	490,000	200,000	700,000
Acquisition of property and equipment	(1,312,949)	(549,083)	(471,904)
Proceeds from the sale of property and equipment	920,752		346,823
Investment, other			(2,000)

Net cash used in investing activities	(592,549)	(2,209,107)	(1,344,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(52,800)	(50,400)	(49,200)
Repayment of capital lease	(277,941)	(311,342)	(248,845)
Repurchase of redeemable common shares	(182,107)	(275,773)	(223,176)
Repurchase of redeemable preferred shares		(2,805,064)
Redeemable shares issued		2,280,066	1,932,356
Extinguishment cost of redeemable preferred shares		(118,800)
Issuance cost of redeemable shares		(116,833)	(112,419)
Dividends paid	(547,443)	(510,413)	(481,089)

Net cash (used in) provided by financing activities	(1,060,291)	(1,908,559)	817,627

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,955,242	(435,336)	2,467,293

CASH AND CASH EQUIVALENTS—Beginning of year	11,221,951	11,657,287	9,189,994

CASH AND CASH EQUIVALENTS—End of year	$13,177,193	$11,221,951	$11,657,287

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$71,000	$70,000	$68,000
Cash paid for income taxes	1,376,000	1,429,000	963,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$11,871	$25,443	$84,618
Capital lease obligation	920,752		346,823
Purchased property and equipment (included in other payables and accruals)	23,700		8,823

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2017 AND 2016 AND FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

1.    GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2017, we had approximately 346,300 members in our dental benefits plans and approximately 40,300 members in our vision benefit plans with approximately 3,000 providers participating in our dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,200 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 45,900 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2017. With this network access arrangement, FFM exchange members have access to approximately 10,900 providers across the eight FFM exchange states. Dental Care Plus Inc. is an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation and able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products.

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

State Guarantee Fund Deposits— The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $1,838,000 and $1,850,000 at December 31, 2017 and 2016, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

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

Deferred Acquisition Costs— Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $4,508,000, $5,877,000, and $4,358,000, and amortized approximately $4,980,000, $4,780,000, and $4,396,000 of these capitalized costs for the years ended December 31, 2017, 2016, and 2015, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $36,818,000 and $46,955,000 at December 31, 2017 and 2016, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $35,281,000 and $45,687,000 at December 31, 2017 and 2016, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,537,000 and $1,268,000 at December 31, 2017 and 2016, respectively. Management has determined that as of December 31, 2017 and 2016, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Other Income and Realized Gains (Losses) On Investments, Net — Other income is comprised primarily of rental income from the rental of space in the building owned and partially occupied by the Company (See Note 14). Realized gains (losses) on investments is primarily made up of realized investment gains, losses and other than temporary impairments of investment grade and non-investment grade corporate bonds.

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. The Company incurred claim costs related to dental care providers amounting to approximately $81,608,000, $80,500,000, and $76,684,000, for the years ended December 31, 2017, 2016, and 2015, respectively.

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

During 2017, 2016, and 2015, five fully-insured customers accounted for approximately 10%, of the Company’s total premium revenue. Additionally, two self-insured customers accounted for approximately 11% of the Company’s total revenue during each of the years 2017, 2016, and 2015, respectively.

The Company had one customer that had a balance of approximately 25% and 24% of the uncollected premium receivable balance at December 31, 2017 and 2016, respectively.

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

New Accounting Guidance— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Insurance contracts are not included in the scope of this new guidance and therefore our fully-insured dental HMO/IND and fully-insured dental PPO segments are not impacted. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. We adopted the standard on January 1, 2018 using the modified retrospective approach. Upon adopting the guidance, the cumulative effect will be presented as an adjustment to beginning retained earnings of approximately $53,000.

We have reached conclusions on our key accounting assessments related to the standard and have finalized our accounting policies. Based on our assessment, revenue recognition for our self-insured dental segment will not materially change.  Based on our assessment of ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), issued by the FASB in March 2016, the Company acts as a principal and as such will continue to record self-insured dental revenue on a gross basis.

In preparation for adoption of the standard, we have implemented internal controls and revised business processes to prepare financial information in accordance with the standard. These new processes and procedures ensure data utilized for financial reporting is complete and accurate and is assessed in accordance with the guidelines of the standard.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,150,000 and $1,090,000 at December 31, 2017 and 2016. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $181,000 and $223,000 at December 31, 2017 and 2016, respectively. The Company invested in corporate bonds with an amortized cost of approximately $8,240,000 and $8,025,000 at December 31, 2017 and 2016, respectively. The investment and non-investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at December 31, 2017, which consist primarily of investment grade securities. At December 31, 2017, total bond fair value was approximately $8,259,000, which consists of approximately $7,588,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $671,000, had a credit rating of between BB+ and B. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.22% at December 31, 2017. The weighted average maturity of the Company’s corporate bonds was 5.24 years at December 31, 2017.

At December 31, 2017 and, 2016, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2017	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$600,000	$600,767	6.4%
Years 1-5	5,326,884	5,320,683	56.5%
Years 5-10	3,313,024	3,340,138	35.5%
Due after ten years	150,374	149,236	1.6%

Total	$9,390,282	$9,410,824	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2016	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$290,000	$290,412	3.2%
Years 1-5	5,722,990	5,741,735	63.0%
Years 5-10	3,052,388	3,035,185	33.3%
Due after ten years	50,000	47,500	0.5%

Total	$9,115,378	$9,114,832	100.0%

Investments classified at December 31, 2017 and 2016, as fixed maturities and short-term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value

Money market fund	$181,183			$181,183

Certificates of deposit, short term	600,000	$782	$(15)	600,767

Certificates of deposit, fixed maturities	550,000	983		550,983

Corporate bonds, fixed maturities	8,240,282	73,769	(54,977)	8,259,074

Total investments	$9,571,465	$75,534	$(54,992)	$9,592,007

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Gain	Loss	Value

Money market fund	$222,577			$222,577

Certificates of deposit, short term	290,000	$412		290,412

Certificates of deposit, fixed maturities	800,000	4,728	$(66)	804,662

Corporate bonds, fixed maturities	8,025,378	76,323	(81,943)	8,019,758

Total investments	$9,337,955	$81,463	$(82,009)	$9,337,409

Unrealized losses at December 31, 2017 and 2016 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other-than-temporary impairment charges for the year ended December 31, 2017 and 2016. The Company had six other-than-temporarily impaired securities which were recorded as a realized loss of approximately $111,000 for the year ended December 31, 2015. The Company had no investments in a material unrealized loss position for greater than one year as of December 31, 2017 and 2016.

The following table provides realized investments gains and losses for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015

Gross realized gains	$249,831	$147,513	$80,199

Gross realized losses	(531)	(71,664)	(28,073)

Other than temporary impairments			(111,052)

Total realized gains (losses) on investments, net	$249,300	$75,849	$(58,926)

3.    PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2017	2016
Land	$364,000	$364,000
Building and building improvements	2,712,196	2,504,775
Furniture and equipment	4,269,939	3,419,660
Total property and equipment	7,346,135	6,288,435

Less accumulated depreciation and amortization	$(3,684,537)	$(3,531,436)

Total property and equipment - net	$3,661,598	$2,756,999

The Company had depreciation expense of approximately $432,000, $484,000, and $449,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

4.    GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2017 and 2016. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $41,000 net of approximately $199,000 of accumulated amortization at December 31, 2017 and to approximately $50,000 net of approximately $190,000 of accumulated amortization at December 31, 2016. Amortization expense was approximately $9,000, $15,000 and $15,000 for each of the three years ended December 31, 2017, 2016 and 2015. The provider network intangible asset of approximately $41,000 at December 31, 2017 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. The membership intangible assets (net of individual memberships written-off in the year of acquisition) has been fully amortized over its 11 year useful life at December 31, 2017. The remaining weighted-average amortization period for these intangible assets is approximately 8 years. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2017 and 2016.

5.    DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. The Company recorded expense of approximately $56,000, $61,000, and $141,000 related to deferred director fees and deferred employee compensation for the years ended December 31, 2017, 2016 and 2015, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in a mutual fund investments or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 31, 2017 and 2016.

The Plans also provide for the directors and key employees to receive share awards based on the book value of the Redeemable Common Shares. Subsequent to 2010, a director will receive Class B Redeemable Common Shares upon vesting of these share awards. A key employee may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive Class B Redeemable Common Shares upon vesting. If the share awards are deferred, these deferred amounts will be paid in cash when deferred obligations are payable at an amount equal to the values of Class B Redeemable Common Shares. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. There were approximately 183 and 170 of these non-vested awards outstanding at December 31, 2017 and 2016, respectively. The number of awards expected to vest approximates the total non-vested awards outstanding.

The deferred compensation expense related to these awards is recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $956,000, $710,000, and $597,000, with a deferred tax benefit of approximately $325,000, $241,000, and $203,000, related to deferred share awards and the change in the value of phantom shares for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017, there is approximately $175,000 of total unrecognized compensation cost related to non-vested awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.69 years.

Share-based compensation cost is measured at the grant date based on the fair value of the awards and is recognized as expense over the vesting periods and is included in total insurance expense in the condensed consolidated statements of comprehensive income. The fair value of employee awards is remeasured at the end of each reporting period with the change in fair value recognized in earnings.

In February 2017 and 2016, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $42.50 and $40.47 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $115,000 and $102,000 in February 2017 and February 2016, respectively. At December 31, 2017 and 2016, the deferred compensation liability was approximately $4,822,000 and $4,051,000, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. In 2017, the non-employee members of the Board were granted a total of 196 share based awards. In 2017, key employees were granted 99 share based awards. The equivalent share based dividend in February 2017 granted approximately 86 share based awards to individuals. As of December 31, 2017, the Company has granted a total of 4,936 share awards, net of share based dividends, forfeitures and rescinded share awards of which 3,065 are outstanding.

The following is a summary of activity of non-vested awards for the years ended December 31, 2017 and 2016:

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31, 2017

Non-vested awards at January 1, 2017			169.7
Granted	196.0	$1,110	99.0
Vested	(196.0)	1,110	(80.9)
Forfeited			(5.2)
Non-vested awards at December 31, 2017			182.6	$1,247

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31, 2016

Non-vested awards at January 1, 2016			157.4
Granted	228.0	$1,012	89.0
Vested	(228.0)	1,012	(76.7)
Non-vested awards at December 31, 2016			169.7	$1,131

The following is a summary of activity of vested awards for the years ended December 31, 2017 and 2016:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31, 2016

Vested awards at January 1, 2017	906.3	$1,131	1,347.9

Share based dividend	34.8	1,126	51.6
Vested during the year	196.0	1,247	80.9
Redeemed vested awards			(0.9)
Converted to Redeemable Common Shares	(196.0)	1,247

Vested awards at December 31, 2017	941.1	1,247	1,479.5	$1,247

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31, 2015

Vested awards at January 1, 2016	872.6	$1,040	1,222.3

Share based dividend	33.7	1,025	48.9
Vested during the year	228.0	1,131	76.7
Converted to Redeemable Common Shares	(228.0)	1,131

Vested awards at December 31, 2016	906.3	1,131	1,347.9	$1,131

6.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2017	2016	2015

Balance—January 1	$3,743,551	$3,253,346	$2,997,613

Net incurred claims related to:
Current year	56,312,068	55,449,347	51,683,686
Prior years	(69,607)	(63,522)	45,917

Net incurred claims	56,242,461	55,385,825	51,729,603

Net paid claims related to:
Current year	52,778,058	51,721,965	48,438,729
Prior years	3,631,769	3,173,655	3,035,141

Net paid claims	56,409,827	54,895,620	51,473,870

Balance—December 31	$3,576,185	$3,743,551	$3,253,346

Reconciliation of claims payable liability to unpaid claims and claim adjustment expenses are as follows:

	2017	2016

Net outstanding liabilities
Dental HMO claims payable	$2,321,842	$2,585,627
Dental PPO claims payable	1,194,079	1,093,986

Unallocated claims adjustment expenses	60,264	63,938

Total gross liability for unpaid claims and claim adjustment expense	$3,576,185	$3,743,551

Substantially all of the incurred but not reported (“IBNR”) balance for dental HMO and dental PPO as of December 31, 2017 relates to the current year. At December 31, 2017 and 2016, the IBNR balance included in the total claims payable liability was approximately $2,054,000 and $1,441,000, respectively. The following is information about fully insured dental healthcare expense incurred and fully insured healthcare expense paid as of December 31, 2017:

Cumulative Fully-Insured Dental HMO Claims Incurred
	(Unaudited)			Claim
Dental Claim Year	2015	2016	2017	Frequency

2015	$37,376,156	$37,453,888	$37,454,566	248,484
2016		39,921,664	39,891,781	267,882
2017			38,546,241	242,486
		Total	$115,892,588

Cumulative Fully-Insured Dental HMO Claims Paid
	(Unaudited)
Dental Claim Year	2015	2016	2017

2015	$35,259,523	$37,452,963	$37,454,566
2016		37,336,962	39,890,033
2017			36,226,147
		Total	$113,570,746

	Liabilities for dental HMO claims payable		$2,321,842

Cumulative Fully-Insured Dental PPO Claims Incurred
	(Unaudited)			Claim
Dental Claim Year	2015	2016	2017	Frequency

2015	$14,449,265	$14,352,688	$14,339,572	94,522
2016		15,463,744	15,461,629	105,939
2017			17,728,742	114,112
		Total	$47,529,943

Cumulative Fully-Insured Dental PPO Claims Paid
	(Unaudited)
Dental Claim Year	2015	2016	2017

2015	$13,366,515	$14,337,446	$14,339,572
2016		14,385,000	15,459,881
2017			16,536,411
		Total	$46,335,864

	Liabilities for dental PPO claims payable		$1,194,079

7.	DEBT

The Company has a mortgage note with a bank, secured by the land and the office building with interest payable based on the 30-day LIBOR rate plus 1.95%. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,095,000 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending
December 31

2018	$55,200
2019	57,600
2020	58,800
2021	61,200
2022 and thereafter	862,400

Total mortgage payable	$1,095,200

The Company enters into sale-leaseback transactions with a leasing company for the sale of fixed assets. There is no gain or loss on any sales. The Company does not retain the benefits and risk to the property sold and risk of ownership is transferred to the leasing company. The Company sold approximately $921,000 and $347,000 in 2017 and 2015, respectively. The Company also enters into capital lease agreements with the leasing company that obligates the Company to pay lease payments related to the respective assets sold. The Company entered into lease payments for sold assets totaling approximately $999,000 and $373,000 in 2017 and 2015, respectively. Under these capital lease agreements, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year.

At December 31, 2017, future required payments under all outstanding capital leases are as follows:

2018	$480,987
2019	354,552
2020	257,616
2021	187,386

Total	1,280,541

Less imputed interest	(79,616)

Present value of minimum lease payments	$1,200,925

8.	DERIVATIVE

The Company entered into an interest rate swap agreement (cash flow hedge) used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage and was approximately $1,095,000 and $1,148,000 at December 31, 2017 and 2016, respectively. The Company believes that the risk of nonperformance by the counter party to this agreement is not material to the financial statements. At December 31, 2017 and 2016, the fair value of this agreement was approximately $7,000 and ($7,000), respectively. The agreement will terminate upon maturity of the mortgage loan payable (Note 7).

The amounts included in other comprehensive income (loss) related to the interest rate swap was $9,043, $7,471, and $(8,687), net of income tax expense (benefit) of $4,659, $3,848, and $(4,475), during 2017, 2016 and 2015, respectively.

9.	LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2017. As of December 31, 2017 and 2016, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2018. The Company expects to renew this line of credit at its maturity.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2017. At December 31, 2017 and 2016, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2018. The Company expects to renew this line of credit at its maturity.

10.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31, 2017, 2016 and 2015, respectively:

	2017	2016	2015

Current tax expense:
Federal	$1,464,411	$1,520,374	$1,075,126
State and local	37,993	32,578	25,922

Total current tax expense	1,502,404	1,552,952	1,101,048

Deferred tax benefit
Federal	477,341	(180,068)	(295,047)
State and local	(8,623)	(9,400)	(7,578)

Total deferred tax benefit	468,718	(189,468)	(302,625)

Total provision for income taxes	$1,971,122	$1,363,484	$798,423

Deferred tax assets and liabilities are comprised of the following:

	2017	2016
Deferred tax assets:
Unearned premiums	$64,532	$86,212
Net operating loss	13,061	25,231
Recapitalization intangible	29,792	48,234
Accrued vacation	62,170	87,028
Accrued commissions	192,291	429,267
Deferred compensation	961,463	1,281,799
Legal Fees	81,364
Accrued professional fees	38,784	47,430
Unrealized loss on investments	21,308	30,774
Other, net	75,898	87,968

Gross deferred tax assets	1,540,663	2,123,943

Valuation Allowance	(29,792)	(48,234)

Gross deferred tax assets, net of valuation allowance	1,510,871	2,075,709

Deferred tax liabilities:
Deferred policy acquisition costs	96,483	163,923
Prepaid insurance	74,503	125,784
Property and equipment	200,739	160,033
Identifiable intangible assets	8,566	17,134

Gross deferred tax liabilities	380,291	466,874

Net deferred tax asset	$1,130,580	$1,608,835

Management believes it is more likely than not that deferred tax assets, net of valuation allowance will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $38,415, $74,209, and $86,226, of net operating loss carry forwards to utilize in future years at December 31, 2017, 2016, and 2015, respectively. These losses will expire between 2019 and 2025. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2017 and 2016.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

				2017	2016	2015
				Effective Tax	Effective Tax	Effective Tax
	2017	2016	2015	Rate	Rate	Rate

Provision computed at statutory rate	$1,292,189	$1,139,903	$597,213	34.0%	34.0%	34.0%
State and local taxes	29,323	23,101	9,309	0.8	0.7	0.5
Nondeductible meals, entertainment and legal expense	11,143	26,899	23,156	0.3	0.8	1.3
Tax Act adoption impact	691,921			18.2
Nondeductible federal premium tax		189,558	168,745		5.7	9.7
Other—net	(53,454)	(15,977)		(1.4)	(0.5)

Provision for income taxes	$1,971,122	$1,363,484	$798,423	51.9%	40.7%	45.5%

In December 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code beginning in 2018, which will reduce the corporate tax rate from 34% to 21%. The rate reduction required a remeasurement of the Company’s net deferred tax asset. These items resulted in an estimated increase in our 2017 tax expense of approximately $692,000.

The Tax Act is subject to further clarification and interpretation by the U.S. Treasury Department and the Internal Revenue Service. For example, the Tax Act changes the way that companies calculate their insurance claims and reserves for tax purposes, including revaluing those tax basis liabilities as of January 1, 2018, based on a methodology and discount factors that have not been published. The resulting transitional deferred tax liability and offsetting increase in the Company’s insurance claims and reserves deferred tax assets, were recorded at December 31, 2017 using reasonable estimates based on available information and should be considered provisional in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”). Because the established transition liability was completely offset by an increase in related deferred tax assets, any adjustment to the provisional amount will not impact the Company’s effective tax rate. In accordance with SAB 118, the insurance claims and reserves transitional deferred tax liability (and offsetting adjustment to the related deferred tax assets) and any other changes in deferred taxes resulting from clarification and interpretation of the Tax Act provided during 2018 will be recorded in the period in which the guidance is published.

11.	ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2017, 2016, and 2015, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2012 remain open to other state and local tax authorities.

12.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $91,000, $89,000, and $83,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

13.   ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	2017			2016
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (loss), net on investments available for sale, beginning of period	$(13,376)	$(4,544)	$(8,832)	$(34,498)	$(11,726)	$(22,772)
Other comprehensive income before reclassification	66,465	22,599	43,866	50,566	17,193	33,373
Reclassification adjustment for realized investment gains, net included in realized gains on investments, net	(52,117)	(17,720)	(34,397)	(29,444)	(10,011)	(19,433)
Effect on other comprehensive income	14,348	4,879	9,469	21,122	7,182	13,940
Accumulated unrealized gains (loss), net, on investments available for sale, end of period	$972	$335	$637	$(13,376)	$(4,544)	$(8,832)

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(6,697)	$(2,278)	$(4,419)	$(18,016)	$(6,126)	$(11,890)
Other comprehensive income before reclassification	13,702	4,659	9,043	11,319	3,848	7,471
Effect on other comprehensive income	13,702	4,659	9,043	11,319	3,848	7,471
Accumulated unrealized gains (losses), net, on interest rate swap, end of period	$7,005	$2,381	$4,624	$(6,697)	$(2,278)	$(4,419)

Accumulated other comprehensive (loss), beginning of period	$(20,073)	$(6,822)	$(13,251)	$(52,514)	$(17,852)	$(34,662)
Change in unrealized gains, net, on investments available for sale	14,348	4,879	9,469	21,122	7,182	13,940
Change in unrealized gains, net, on interest rate swap	13,702	4,659	9,043	11,319	3,848	7,471
Effect on other comprehensive income	28,050	9,538	18,512	32,441	11,030	21,411
Accumulated other comprehensive income (loss), end of period	$7,977	$2,716	$5,261	$(20,073)	$(6,822)	$(13,251)

	2015
	Before Tax	Income Tax	Net
Accumulated unrealized gains, net on investments available for sale, beginning of period	$155,814	$52,980	$102,834
Other comprehensive (loss) before reclassification	(249,238)	(84,741)	(164,497)
Reclassification adjustment for realized investment losses, net included in realized gains on investments, net	58,926	20,035	38,891
Effect on other comprehensive (loss)	(190,312)	(64,706)	(125,606)
Accumulated unrealized (loss), net, on investments available for sale, end of period	$(34,498)	$(11,726)	$(22,772)

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(4,854)	$(1,651)	$(3,203)
Other comprehensive (loss) before reclassification	(13,162)	(4,475)	(8,687)
Effect on other comprehensive (loss)	(13,162)	(4,475)	(8,687)
Accumulated unrealized (losses), net, on interest rate swap, end of period	$(18,016)	$(6,126)	$(11,890)

Accumulated other comprehensive income, beginning of period	$150,960	$51,329	$99,631
Change in unrealized (losses), net, on investments available for sale	(190,312)	(64,706)	(125,606)
Change in unrealized (losses), net, on interest rate swap	(13,162)	(4,475)	(8,687)
Effect on other comprehensive (loss)	(203,474)	(69,181)	(134,293)
Accumulated other comprehensive (loss), end of period	$(52,514)	$(17,852)	$(34,662)

14.	LEASE INCOME

The Company leases space in its building to unrelated parties under non-cancelable leases. The Company did not have any lease income for the year ended December 31, 2017. Income recorded by the Company under non-cancelable leases amounted to approximately $52,000 for the year ended December 31, 2016, and approximately $62,000 for the year ended December 31, 2015. Such amounts are recorded as other income in the accompanying consolidated statements of comprehensive income.

15.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain software, equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $324,000, $206,000, and $168,000, for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

2018	$360,000
2019	260,000
2020	39,000
2021	8,000

Total	$667,000

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $25,981,000, $25,094,000, and $21,577,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2017			December 31, 2016

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$51,419	$38,522	$12,897	$53,393	$39,995	$13,398
Fully-insured dental PPO	25,936	17,721	8,215	22,363	15,391	6,972
Self-insured dental	29,427	25,365	4,062	29,067	25,114	3,953
Corporate, all other	807		807	771		771
Total	$107,589	$81,608	25,981	$105,594	$80,500	25,094

Investment income			265			274
Realized gains on investments, net			249			76
Other income						52

Insurance expense			22,695			22,143

Income before income tax			$3,800			$3,353

Total assets-corporate			$70,329			$78,082

	Fiscal Year Ended
	December 31, 2015

	Revenues-	Healthcare
	External	Services
	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$49,458	$37,346	$12,112
Fully-insured dental PPO	19,198	14,384	4,814
Self-insured dental	28,922	24,954	3,968
Corporate, all other	683		683
Total	$98,261	$76,684	21,577

Investment income			252
Realized losses on investments, net			(59)
Other income			62

Insurance expense			20,076

Income before income tax			$1,756

Inter-segment revenues were not significant for 2017, 2016, or 2015.

17.	RELATED PARTIES

All of the Company’s Class A and Class B shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $33,291,000, $38,256,000, and $38,248,000, in 2017, 2016, and 2015, respectively. The Company had claims payable liability to related party providers of approximately $1,487,000 and $1,779,000 at December 31, 2017 and 2016, respectively.

Seven of our Board members are also participating providers and as a group received approximately $183,000, $201,000, and $191,000 in directors’ fees for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$551	$551		$805	$805
Investment grade corporate bonds		7,588	7,588		7,363	7,363
Non-investment grade corporate bonds		671	671		657	657
Short-term investments
Money market funds	$181		181	$223		223
Federally-Insured certificates of deposit		601	601		290	290
Deferred compensation investments (a)
Equity mutual fund investments	1,194		1,194	729		729
State guarantee fund deposits (b)
Government securities	1,763		1,763	1,775		1,775
Federally-Insured certificates of deposit		75	75		75	75
Interest rate swap (b)		7	7
Total	$3,138	$9,493	$12,631	$2,727	$9,190	$11,917

Liabilities
Interest rate swap (c)					$7	$7
Total	$-	$-	$-	$-	$7	$7

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

At December 31, 2017 and 2016, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during years ended December 31, 2017 and 2016. As of December 31, 2017 and 2016, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

19.   REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Participating providers along with Company directors and employees have the option to purchase one or more voting Class B Redeemable Common Shares of the Company, when offered. Non-provider individuals are eligible to purchase Class C voting Redeemable Common Shares, when offered. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The book value of a Common Share was approximately $1,210 and $1,110 at December 31, 2017 and 2016, respectively. In 2017, 2016, and 2015, the Board declared a per share cash dividend for all Class A, Class B and Class C Redeemable Common Shares in the amounts of $42.50, $40.47, and $39.86, respectively.

The Company has 100,000 authorized Class D Redeemable Common Shares, without par value. The Class D Redeemable Common Shares are non-voting redeemable common shares that Preferred Shares may be converted into under certain circumstances. As of December 31, 2017 and 2016, no Class D Redeemable Common Shares were issued or are outstanding.

In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share. In 2012 and 2013, the Company entered into additional Stock Purchase Agreements with an investor for the sale of 1,000 Redeemable Institutional Preferred Shares each year at a purchase price of $1,000 per share. In June 2016, Company exercised its right to redeem all of the Preferred Shares and as of December 31, 2017 and 2016 there were no issued or outstanding Preferred Shares.

Redeemable Provider Preferred Shares-2009 Series are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares. As of December 31, 2016 and 2015, no Provider Preferred Shares were issued or are outstanding.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. There were no dividends declared or paid by Dental Care Plus in 2017, 2016, or 2015. During 2017, the total dividend that the Dental Care Plus subsidiary may declare without prior regulatory approval is approximately $1,480,000.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income for Dental Care Plus was approximately $2,108,000, $1,653,000, and $710,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Statutory-basis equity was approximately $14,800,000, and $12,271,000 at December 31, 2017 and 2016, respectively.

20.	QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2017 and 2016 is as follows (amounts in thousands):

	2017
	March 31	June 30	September 30	December 31	Total
Premium revenue	$27,098	$26,789	$27,339	$26,363	$107,589
Gross profit	5,673	6,407	6,937	6,964	25,981
Income before income taxes	239	786	1,583	1,192	3,800

	2016
	March 31	June 30	September 30	December 31	Total
Premium revenue	$26,562	$26,112	$26,734	$26,186	$105,594
Gross profit	5,515	6,317	6,422	6,840	25,094
Income before income taxes	497	696	1,157	1,003	3,353

21.	SUBSEQUENT EVENTS

In accordance with the provisions of the Patient Protection and Affordable Care Act of 2010, the federal government imposed an annual assessment on all U.S. health insurers of approximately $14.3 billion in 2018 . This annual assessment will increase each year. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year. The first $25 million of a health insurer’s net premium written is exempt from the federal premium tax assessment. The net premium written by a health insurer from $25 million to $50 million is subject to 50% of the federal premium tax rate. Accordingly, in January 2018, the Company established a liability for the federal premium tax of approximately $867,000 that is payable to the United States Treasury in September 2018, along with an offsetting asset that will be amortized during 2018.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2017, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Board of Directors

The following sets forth information about our directors as of March 23, 2018.

Name	Age	Position/Office Held With the Company

Stephen T. Schuler, DMD	70	Director and Chairman of the Board
Anthony A. Cook, MS, MBA	67	Director and Chief Executive Officer
James E. Kroeger, MBA, CPA	62	Director
Donald J. Peak, CPA	64	Director
Michael J. Carl, DDS	58	Director
Fred H. Peck, DDS	57	Director
Molly M. Rogers, MBA, CPA	60	Director
Jack M. Cook, MHA	73	Director
David A. Kreyling, DMD	64	Director
James T. Foley	72	Director
Ronald L. Poulos, DDS	52	Director

Dr. Stephen T. Schuler, DMD was engaged in oral and maxillofacial surgery in the Northern Kentucky area from 1974 through 2016. Dr. Schuler retired from active practice on December 31, 2016. He is the founder and past President of Oral Facial Surgery Associates, PSC in Crestview Hills, Kentucky. He is also a past President of the Kentucky Board of Dentistry, a past President of the Kentucky Society of Oral and Maxillofacial Surgery and a past Chairman of the Board of Kentucky Dental Association. Dr. Schuler is presently the Chairman of the Board of Directors of the Company and serves on the Finance and Corporate Affairs Committees. Dr. Schuler was the Vice Chairman of Dental Care Plus from 2001 to 2005 and the Vice Chairman of the Company from the reorganization of Dental Care Plus through 2005. He became the Chairman of the Board of the Company effective January 2006. In addition to his industry experience and qualifications described above, the Company believes Dr. Schuler should continue to serve as a director because he is a licensed, practicing oral and maxillofacial surgeon with many years of relevant experience and a strong working knowledge of the dental benefits industry. He works on a daily basis with many dental providers and member patients of the Company and understands the specific needs and concerns of both dental providers and members. Since his nomination to the Company’s Board of Directors in 1998, Dr. Schuler has served on nearly every board committee. He has a thorough knowledge of all facets of the Company’s business.

Mr. Anthony A. Cook, MS, MBA has been President and Chief Executive Officer of Dental Care Plus since February 2001 and, upon reorganization of Dental Care Plus, also assumed this position for the Company. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider-owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio. In addition to his industry experience and qualifications described above, the Company believes Mr. Cook should continue to serve as a director because of his strong knowledge of the managed dental benefits industry and because the Board believes it is appropriate for a company’s CEO to serve as a director.

James E. Kroeger, MBA, CPA has been the Head of Internal Audit at American Modern Insurance Group since 2004. Prior to joining American Modern Insurance Group, he was a Firm Director in the Audit and Assurance practice of Deloitte & Touche LLP in Cincinnati, Ohio. He was with Deloitte for approximately 25 years, specializing in auditing insurance and health care entities, and developed a deep technical expertise in the insurance industry. Mr. Kroeger currently is the Chairman of the Audit Committee. Mr. Kroeger was recruited to serve on the Company’s Board of Directors in 2006 when the Company filed its initial Form 10 with the U.S. Securities and Exchange Commission and has been designated as the Audit Committee’s financial expert in accordance with SEC regulations. In addition to his industry experience and qualifications described above, the Company believes Mr. Kroeger should continue to serve as a director because of his extensive experience in auditing publicly-traded insurance companies, his technical expertise in the insurance industry and his significant experience with SEC regulations and financial reporting requirements. Since becoming a Board member in 2006, Mr. Kroeger has been instrumental in the establishment of a strong internal audit function for the Company. He possesses the requisite experience and skill to continue to serve as the Chairman of the Company’s Audit Committee.

Donald J. Peak, CPA has been the Director of Operations for BLOC Ministries, Inc. since June 2016. Prior to that Mr. Peak was the Director of Operations - Finance for UC Health from July 2011 until May 2016. In addition, Mr. Peak was the Director of Reimbursement and Financial Analysis for Deaconess Long Term Care from 2009 to 2011. Before 2009, he was a shareholder, board member and President / CEO of D.J. Peak Consulting, Inc. and PDMB, Inc., two closely held corporations. Mr. Peak was also previously employed by Deloitte & Touche and Ernst & Whinney. Mr. Peak received a Bachelor of Science degree from Indiana State University. He is currently a member of the American Institute of Certified Public Accountants and the Healthcare Financial Management Association. Mr. Peak is presently Chairman of the Board’s Finance Committee. In addition to his industry experience and qualifications described above, the Company believes Mr. Peak should continue to serve as a director because he has over 15 years of experience as an owner, board member and officer of privately held companies and has over 30 years of experience with healthcare finance. He is also very knowledgeable in the area of information technology that is a key success factor for the Company as we strive to use information technology to increase productivity and reduce administrative costs.

Michael J. Carl, DDS has been engaged in the private practice of general dentistry in Cincinnati, Ohio since 1986. He has served as Vice President and President of the Cincinnati Dental Society. Previously he was also a member of the Cincinnati Dental Society Nominating and Peer Review Committees. Previously Dr. Carl has been a delegate with the Ohio Dental Association. He is a member of the American and International College of Dentists and the Pierre Fauchard Society. He is also a member of the Alpha Omega Dental Fraternity and served as its President in 2001. Dr. Carl graduated from Ohio State University in 1985, which was followed by a general practice residency at Mt. Sinai Hospital in Cleveland, Ohio in 1985 and 1986. He is a member of the Cincinnati Dental Association, Ohio Dental Association and the American Dental Association. Dr. Carl currently provides dental services to the residents of four local area nursing homes and participates in the Ohio Dental Options program. He has served on the Company’s Board of Directors since 2004, has served as Treasurer since 2012 and currently serves on the Company’s Audit and Clinical Affairs Committees. In addition to his industry experience and qualifications described above, the Company believes Dr. Carl should continue to serve as a director because of the perspective he brings to the Board as a Cincinnati-based general dentist who has been highly active in many key Cincinnati and Ohio dental organizations and associations.

Dr. Fred H. Peck, DDS has been engaged in the private practice of general dentistry in the Cincinnati, Ohio area since 1986. Dr. Peck was first nominated to serve on the Board of Directors of Dental Care Plus in 1988 and has been a director of Dental Care Plus and the Company continuously since that time. He was also the Treasurer of Dental Care Plus from 1990 to 2012 and the Treasurer of the Company from 2004 to 2012. Dr. Peck was the Chairman of the Company’s Utilization Review and Quality Assurance Committee from 1989 through 2009 and became the Chairman of the Board’s Clinical Affairs Committee in July 2009. In addition to his industry experience and qualifications described above, the Company believes Dr. Peck should continue to serve as a director because he brings to the Board an exceptional level of clinical expertise. He is a long standing member of the Cincinnati Dental Society Scientific Program Committee and served as Chairman of this committee in 2001 and 2008. He is an Accredited Member of the American Academy of Cosmetic Dentistry and is a lecturer for the University of Cincinnati Hospital dental residents in cosmetic dentistry and the Raymond Walter Dental Hygiene Program in cosmetic dentistry.

Ms. Molly M. Rogers, MBA, CPA has been an Assistant Professor of Accounting at the Carl H. Lindner College of Business at the University of Cincinnati since 2012. She has also served as the Director of Reimbursement at St. Elizabeth Healthcare (SEH) from 2000 to 2013. Before joining SEH, she served as a consultant to SEH, as well as Johnson & Johnson and other local health care agencies. From 1987 to 1998, she was an Assistant Professor of Finance in the Masters of Health Administration Program at Xavier University. Ms. Rogers was employed by the accounting firm of Ernst & Whinney for eight years previous to her position with Xavier University. She is a Board member of the Carmel Manor Nursing Home and the Treasurer of the Indoor Clay Tennis Club. She has also served on several community boards and is a licensed Certified Public Accountant. Ms. Rogers currently serves on the Board’s Audit and Finance Committees. In addition to her industry experience and qualifications described above, the Company believes Ms. Rogers should continue to serve as a director because she brings to the Board of Directors an excellent background in accounting and finance in the health care industry and a unique perspective relative to provider fee schedule and reimbursement issues. She is an effective member of the Company’s Finance and Audit Committees.

Mr. Jack M. Cook, MHA is a retired health care executive. He was a senior consultant with the Compass Group in Cincinnati from 2001 through 2009. Mr. Cook served as President and Chief Executive Officer of The Health Alliance of Greater Cincinnati, President of The Christ Hospital and founding president of the managed care network Healthspan since his recruitment to Cincinnati in 1983 until 2001. He also served on the Board and the Audit Committee of a local bank from 1992 through 2004. He attended the University of North Carolina and Duke University, earning a B.S. degree in Business and a Master’s degree in Hospital Administration. Mr. Cook is presently Chairman of the Board’s Corporate Affairs Committee. In addition to his industry experience and qualifications described above, the Company believes Mr. Cook should continue to serve as a director because of his experience as the CEO of a local hospital / hospital system for over 25 years where he developed strong skills and experience in organizational governance and management, board relations, and financial and marketing management.

David A. Kreyling, DMD has been engaged in the private practice of general dentistry in the Florence, Kentucky area since 1980 and has served as President of the Northern Kentucky Dental Society. Dr. Kreyling currently serves on the Finance and Corporate Affairs Committees. In addition to his industry experience and qualifications described above, the Company believes Dr. Kreyling should continue to serve as a director because he is a representative of our Northern Kentucky area dentists. Dr. Kreyling has also developed strong finance and benefits and compensation skills and experience during his prior terms as a Director.

James T. Foley is the Founder and CEO of The Foley Group, a private business consulting firm. From 2011 through 2013, Mr. Foley was President of PIVOTek, a manufacturer of prefabricated bathrooms units for hospitals, which was a Joint Venture company involving Grote Enterprises. Prior to assuming the role at PIVOTek, Mr. Foley was President of Grote Enterprises from 2003 to 2011. Grote operates a family of businesses and joint ventures including CINFAB, T.J. Dyer Company, Commercial HVAC and Grote Construction Services. Mr. Foley was President of CINFAB, Inc. from 2002 through 2003, where he was responsible for the operations and financial performance of this sheet metal fabrication business. From 2000 to the beginning of 2002, Mr. Foley was the President and owner of Moraine Molded Plastics, Inc., a custom plastic injection molding and assembly business. From 1994 to 1998, Mr. Foley was a Vice President at Computer Technology Corporation, a company specialized in the development, manufacturing and marketing of sophisticated computer software and hardware for factory automation control. In addition, Mr. Foley was Vice President of Marketing, Sales and Operations for Mutual Manufacturing & Supply Company from 1987 through 1994 and worked for Aim Packaging, Inc. and Anchor Hocking Corporation in various positions from 1970 through 1987. Mr. Foley has a Bachelor’s degree in Economics from Xavier University and served in the United States Army for two years. Mr. Foley currently serves on the Company’s Finance and Corporate Affairs Committees. The Company believes Mr. Foley should continue to serve as a director because of his extensive business experience in a variety of industries and his success and effectiveness as an executive focused on strategic planning, product planning and development, product and market segment management, sales and marketing management and operations management.

Ronald L. Poulos, DDS has been engaged in the private practice of pediatric dentistry in Cincinnati, Ohio since 1998. Dr. Poulos became a board certified pediatric dentist in 2001. He is an active member of the American Academy of Pediatric Dentistry, the American Dental Association, the Ohio Dental Association and the Cincinnati Dental Society. In addition, Dr. Poulos has been the Treasurer of the Cincinnati east side dental study club since 2005 and was a board member of the Childrens’ Dental Care Foundation from 2006 through 2012. Dr. Poulos currently serves on the Corporate Affairs and Clinical Affairs Committees. In addition to his industry experience and qualifications described above, the Company believes Dr. Poulos should continue to serve as a director because he represents the pediatric dental specialty and because he is well known to many of the dentist shareholders on the east side of Cincinnati.

Board Leadership Structure and Risk Oversight

Our Board of Directors consists of five dentist directors and six non-dentist directors. The Chairman of the Board is required to be a dentist director. The President and Chief Executive Officer is a non-dentist director and not permitted to serve as Chairman of the Board. Company risk management is the responsibility of the CEO and the CFO. The Board of Directors has delegated the responsibility for risk oversight to the Audit Committee.

Meetings and Committees

Our Board of Directors held a total of twelve meetings during 2017 and also took certain actions by written consent. All incumbent directors during the last year attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which she or he has been a director) and (ii) the total number of meetings held by all committees on which he or she served. We invite, but do not require, our directors to attend the Annual Meeting. All of our directors attended the 2017 Annual Meeting of Shareholders.

Our Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the results of its meetings with the full Board. Our Board of Directors had four standing committees during 2017: Audit, Finance, Clinical Affairs and Corporate Affairs.

Audit Committee. The Audit Committee’s members are James E. Kroeger, MBA, CPA, Chairman, Molly M. Rogers, MBA, CPA, and Michael J. Carl, DDS. The Committee met six times in 2017 and conducted an Audit Committee educational session focused on the new revenue recognition accounting standards and revenue auditing and testing. The Audit Committee is responsible for facilitating the Board of Directors’ financial oversight responsibilities for DCP Holding Company. The Committee is also responsible for appointing, retaining, compensating, overseeing, evaluating and terminating the Company’s independent auditors. The Audit Committee alone has the authority to approve all audit engagement fees and terms, as well as all non-audit engagements with the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also prepares the Audit Committee Report as it appears in this Report. The Board of Directors has determined that Mr. Kroeger is an “audit committee financial expert”, as defined under Regulation S-K Item 407(d)(5). In addition, Mr. Kroeger meets the independence standards applicable to Audit Committee members under the SEC’s rules for companies listed on The Nasdaq Stock Market. Mr. Kroeger and Ms. Rogers are “independent” as such term is defined for audit committee members by the listing standards of The Nasdaq Stock Market. The Audit Committee has a charter that includes its risk assessment duties and responsibilities. Periodically the Audit Committee discusses with senior management the Company’s significant financial and non-financial risks and the steps management has taken to monitor and mitigate such risks. The charter is not available on the Company’s website.

Finance Committee. The Finance Committee’s members are Donald J. Peak, CPA, Chairman, Stephen T. Schuler, DMD, David A. Kreyling, DMD, James T. Foley, and Molly M. Rogers, MBA, CPA. The Committee met twelve times in 2017. The Finance Committee is responsible for assisting the Board of Directors in fulfilling its responsibilities for reviewing and monitoring financial performance, budget development and strategic financial planning of the Company and its subsidiaries. The Finance Committee also: (a) provides advice and counsel as requested by management in the review of opportunities for investment in businesses anticipated to contribute to the Company’s growth and profit objectives; (b) provides advice and counsel as requested by management in the review of decisions on significant investment in the Company’s business, such as real estate, buildings, equipment and technology; and (c) reviews and makes a recommendation to the full Board regarding the Company’s investment to the extent a business or investment opportunity is financially or strategically material to the Company.

Clinical Affairs Committee. The Clinical Affairs Committee’s members are Fred H. Peck, DDS, Chairman, Michael Carl, DDS, and Ronald L. Poulos, DDS. The Committee met twelve times during 2017. The Clinical Affairs Committee is charged with reviewing service patterns of providers and requests for pretreatment estimates that do not clearly meet Company standards. The Clinical Affairs Committee is also charged with retrospective review of covered services provided by dentists to determine whether the frequency and nature of the services are in compliance with standards adopted by the Clinical Affairs Committee. The Clinical Affairs Committee may recommend that the participating agreement of a dentist who is not in compliance with these standards be terminated, suspended or not renewed, or that benefits paid to the provider for particular services rendered by him or her be reduced. The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state department of insurance or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board of Directors for consideration and appropriate action.

Corporate Affairs Committee. The Corporate Affairs Committee’s (the “Committee”) members are Jack M. Cook, MHA, Chairman, James T. Foley, David A. Kreyling, DMD, Ronald L. Poulos, DDS, and Stephen T. Schuler, DMD. The Committee does not have a charter. Jack M. Cook and James T. Foley are “independent” as such term is defined by the listing standards of The Nasdaq Stock Market. The Committee met six times during 2017. The Corporate Affairs Committee is responsible for the following functions:

1) Benefits and Compensation - The Committee is responsible for discharging the responsibilities of the Board with respect to the compensation of our executive officers. The Committee sets performance goals and objectives for the chief executive officer and the other executive officers, evaluates their performance with respect to those goals and sets their compensation based upon the evaluation of their performance. In evaluating executive officer pay, the Committee periodically retains the services of a compensation consultant and considers recommendations from the Chief Executive Officer and the Chairman of the Board with respect to goals and compensation of the other executive officers. The Committee also periodically reviews director compensation. All decisions with respect to executive and director compensation are approved by the Committee. The Committee is responsible for administering our management equity incentive plans. The Committee also periodically reviews compensation and equity-based plans and makes its recommendations to the Board with respect to those plans.

The Committee: (a) reviews and establishes the compensation and benefits for the Company’s Named Executive Officers (defined below) and reports these decisions to the Board of Directors; (b) reviews the compensation and benefits for the Company’s other senior executive officers; (c) reviews the design of and administers, as appropriate, the Company’s broad-based incentive plans; (d) determines and establishes the appropriate retirement and severance packages and benefits to be given by the Company to our Named Executive Officers; (e) monitors the conformity of the aforementioned compensation and incentive packages with various laws and regulatory considerations pertaining to compensation matters; and (f) prepares the Report of the Corporate Affairs Committee for inclusion in this Annual Report.

2) Corporate Governance - The Corporate Affairs Committee: (a) reviews the independence and other qualifications of Board members; (b) considers questions of possible conflicts of interest among Board members or management and DCP Holding Company and its subsidiaries; (c) monitors all other activities of Board members or management that could interfere with such individuals’ duties to DCP Holding Company; (d) provides periodic review of Board performance and compensation and reports its findings to the Board; and (e) makes recommendations to the Board concerning the composition, size, structure and activities of the Board and its committees.

3) Nominating - Another function of the Corporate Affairs Committee is to recommend to the full Board of Directors persons to be nominated for election as directors. The Corporate Affairs Committee considers nominees recommended by holders of Common Shares (each an “Eligible Nominating Shareholder”), provided that such nominations are submitted in writing to Stephen T. Schuler, DMD, 100 Crowne Point Place, Sharonville, Ohio 45241, not later than February 1 preceding the Annual Meeting. In its evaluation, the Committee does not distinguish between nominees identified by the Committee and nominees recommended by shareholders.

Director Nomination Process

The Corporate Affairs Committee has adopted a policy regarding director nominations (the “Policy”). The Policy establishes qualifications and factors for selection of persons to be nominated to serve as directors. Those factors reflect the Corporate Affairs Committee’s belief that a candidate for the Board should demonstrate experience or expertise needed to offer meaningful and relevant advice and guidance to management, possess the proven ability to exercise sound business judgment, and have consistently demonstrated the highest personal integrity and ethics. The Corporate Affairs Committee evaluates candidates taking into consideration, among other things, the current composition of the Board, the Company’s operations and its plan for the future, long-term interests of the Company and its shareholders, and the need to maintain a balance of knowledge, experience, and capabilities. The Policy is subject to periodic review and amendment by the Corporate Affairs Committee in consultation with other independent directors serving on the Company’s Board.

The Policy provides that the Corporate Affairs Committee will consider candidates who are duly recommended in writing by Eligible Nominating Shareholders. Each such submission must include a statement of the qualifications of the nominee, a consent signed by the nominee evidencing a willingness to serve as a director if elected, and a commitment by the nominee to meet personally with the Corporate Affairs Committee. In addition, in order for a recommendation to be considered by the Corporate Affairs Committee, the recommendation notice must contain, at a minimum, the following: the name, address, and telephone number of the Eligible Nominating Shareholder making the recommendation; the full legal name, address and telephone number of the individual being recommended, together with a reasonably detailed description of the background, experience and qualifications of that individual; a written acknowledgment by the individual being recommended that he or she has consented to that recommendation and consents to the Company’s undertaking of an investigation into that individual’s background, experience and qualifications in the event that the Committee desires to do so; any information not already provided about the person’s background, experience and qualifications necessary for the Company to prepare the disclosure required to be included in the Company’s annual report about the individual being recommended; the disclosure of any relationship of the individual being recommended with the Company or any of its subsidiaries or affiliates, whether direct or indirect; the disclosure of any relation of the individual being recommended with the Eligible Nominating Shareholder, whether direct or indirect; and, if known to the Eligible Nominating Shareholder, any material interest of such Eligible Nominating Shareholder or individual being recommended in any proposals or other business to be presented at the Company’s Annual Meeting of Shareholders (or a statement to the effect that no material interest is known to such Eligible Nominating Shareholder).

 The Corporate Affairs Committee determines, and reviews with the Board of Directors on an annual basis, the desired skills and characteristics for directors as well as the composition of the Board of Directors as a whole. This assessment considers the directors’ qualifications and independence, as well as diversity, age, skill and experience in the context of the needs of the Board of Directors. With respect to diversity considerations, the Committee seeks representation from general dentistry, dental specialists and oral surgeons for the dentist director seats on the Board. For the non-dentist director positions, the Committee looks for experience with key business areas such as corporate governance, financial reporting, risk management, insurance regulation, health care reimbursement and information technology. The Committee assesses the current directors relative to these diversity criteria and determines the qualifications needed from a new director candidate. In addition, the Committee periodically assesses the Board diversity criteria relative to the Company’s current needs and business environment.

At a minimum, directors should share the values of the Company and should possess the following characteristics: high personal and professional integrity; the ability to exercise sound business judgment; an inquiring mind; and the time available to devote to Board of Directors’ activities and the willingness to do so. In addition to the foregoing considerations, generally with respect to nominees recommended by shareholders, the Corporate Affairs Committee will evaluate such recommended nominees considering the additional information regarding them contained in the recommendation notices. When seeking candidates for the Board of Directors, the Committee may solicit suggestions from incumbent directors and management. Ultimately, the Corporate Affairs Committee will recommend to the Board of Directors prospective nominees who the Corporate Affairs Committee believes will be effective, in conjunction with the other members of the Board of Directors, in collectively serving the long-term interests of the Company’s shareholders.

In 2012, the Corporate Affairs Committee retained a professional search firm to identify and evaluate prospective nominees to stand for election to the Board of Directors The Committee has not retained a professional search firm for this purpose since 2012.

Communications with the Board of Directors and Access to Corporate Governance Documents

Our Board of Directors has adopted a charter for the Audit Committee describing the authority and responsibilities delegated to the Audit Committee by our Board of Directors. Our Board has also adopted a Code of Ethics for our senior financial officers. The Audit Committee charter is included as an exhibit to our proxy statement for our annual meeting of shareholders each year.  A copy of our Code of Ethics is available without charge to our shareholders on written request directed to Secretary, DCP Holding Company, 100 Crowne Place, Cincinnati, Ohio 45241.

If you wish to communicate with the Board of Directors, you should mail a written statement of the purpose and substance of your desired communication to: DCP Holding Company, 100 Crowne Point Place, Cincinnati, Ohio 45241, Attention: Corporate Secretary. Your communication will be reviewed to determine its appropriateness by our Corporate Secretary. Our Corporate Secretary reserves the right not to forward to directors any abusive, threatening or otherwise inappropriate materials.

REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The primary role of the Audit Committee is to provide oversight and monitoring of DCP Holding Company’s management and the independent registered public accounting firm and their activities with respect to DCP Holding Company’s financial reporting process. In accordance with its written charter, the Audit Committee assists the Board of Directors in fulfilling its responsibility relating to corporate accounting, reporting practices of the Company, and the quality and integrity of the financial reports and other financial information provided by the Company to any governmental body or to the public. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent registered public accounting firm is responsible for expressing an opinion on the conformity of the audited financial statements with generally accepted accounting principles in the United States of America. In the performance of its oversight function, the Audit Committee has:

●	reviewed and discussed the Company’s audited financial statements for the year ended December 31, 2017, with management;

●

discussed with Deloitte & Touche LLP the matters required to be discussed by Statement on Auditing Standards No. 114, as amended (AICPA Professional Standards, Vol. 1 AU Section 380) as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

●

received from Deloitte & Touche LLP the written disclosures and letter from Deloitte & Touche LLP required by the Public Company Accounting Oversight Board regarding Deloitte & Touche LLP’s communications with the Audit Committee concerning independence; and

●	discussed with Deloitte & Touche LLP any relationships that may affect their objectivity and independence.

Based upon the review and discussions described in this Report, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for filing with the Securities and Exchange Commission.

THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

James E. Kroeger, MBA, CPA, Chairman
Michael J. Carl, DDS
Molly M. Rogers, MBA, CPA

Section 16(a) Beneficial Ownership Report Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of DCP Holding Company’s Common Shares to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. These executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based on our review of the copies of such forms received by us, we believe that during fiscal 2017 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied with.

ITEM 11.     EXECUTIVE COMPENSATION

REPORT OF CORPORATE AFFAIRS COMMITTEE

 The Corporate Affairs Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) with management for the year ended December 31, 2017. Based on the reviews and discussions referred to above, the Committee recommended to the Board that the CD&A be included in this Annual Report.

By the Corporate Affairs Committee of the Board of Directors:

Jack M. Cook, MHA, Chairman

Ronald L. Poulos, DDS

James T. Foley

David A. Kreyling, DMD

Stephen T. Schuler, DMD

Compensation Discussion and Analysis

The Corporate Affairs Committee of the Board (the “Committee”) oversees DCP Holding Company’s executive officer compensation and equity-based programs. The Committee reviews and establishes the compensation and benefits for DCP Holding Company’s executive officers named in the Summary Compensation Table of this annual report (the “Named Executive Officers”) and reviews the principles and strategies that guide the design of compensation plans and benefit programs for all of the Company’s senior executive officers. The Committee is composed entirely of non-employee members of the Board.

Executive Summary
     The compensation program for the Company’s Named Executive Officers is closely linked to Company performance. In 2017, the Company achieved total operating revenue of approximately $107.6 million and net operating income of approximately $4.3 million. If this high level of Company performance continues, the Named Executive Officers may continue to be entitled to increased levels of compensation under the short-term and long-term incentive compensation awards made by the Committee.

Objectives of Compensation Program

      The Company’s compensation programs are designed to help recruit, retain and motivate a group of talented and diverse executives, rewarding them for profitable corporate performance and providing incentives for them to create short-term and long-term corporate stability and growth. Accordingly, the key components of the Company’s compensation package for its executives are base salary, benefits, short-term and long-term incentive cash compensation and other long-term incentives comprised of restricted share or unit awards. The level of these compensation components for the Company’s Named Executive Officers is determined by the Committee.

The Committee’s philosophy is that the Company will achieve its best results if its executives act and are rewarded as business owners. Ownership is not only about owning stock, but is also about being accountable for business results. Owners take initiative and responsibility for the assets of the business, including its employees. As executives progress to higher levels at the Company, their responsibilities and rewards will progress as well. Executive compensation programs affect all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our executives should reflect their success as a management team, rather than individuals, in attaining key operating objectives, such as growth of membership, growth of operating revenue, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased book value for our Common Shares. We believe that the performance of the executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We seek to have the long-term performance of our Common Shares reflected in executive compensation through our management equity incentive plan.

Elements of Compensation; Determination of Amounts

Elements of compensation for our executives include: salary, short-term and long-term incentive compensation, health, disability and life insurance, limited perquisites and restricted share unit awards. Base salaries are typically set for our executive officers at the regularly scheduled November meeting of our Corporate Affairs Committee. At this meeting, the Committee also approves and adopts performance measures under the management equity incentive plan for the new fiscal year and typically grants restricted share unit awards to all of our executives and certain other eligible employees. These executives and other eligible employees have the option to elect to defer their restricted share unit awards under the Company’s deferred compensation plan.

At the beginning of each fiscal year, including 2017, it has been the practice of the Committee to review the history of all the elements of each executive’s total compensation and compare the compensation of the executives with that of the executives in an appropriate market comparison group. At the fall meeting referred to above, Anthony A. Cook, our CEO, makes compensation recommendations to the Committee with respect to the executives who report to him. Such executives are not present at the time of these deliberations. The Chairman of the Board then makes compensation recommendations to the Committee with respect to Mr. Cook, who is absent from that meeting. The Committee may accept or adjust such recommendations and also determines the Chairman of the Board’s compensation.

We pay each element of compensation to attract and retain the executive talent, reward annual performance and provide incentive for a balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of the Committee, which uses the following factors, among others, to determine the amount of salary and other benefits to pay each executive:

•	performance against corporate and individual objectives for the previous year;

•	difficulty of achieving desired results in the coming year;

•	value of their unique skills and capabilities to support long-term performance of the Company;

•	performance of their general management responsibilities; and

•	contribution as a member of the executive management team.

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our entry into new markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals. Historically, we have provided restricted share unit non-cash compensation to reward increased share value and as a means to retain the executive officer. The following items of corporate performance may be taken into account in setting compensation policies:

•	membership, operating revenue and corporate earnings compared to our financial plan for that year;

•	achievement of our strategic objectives; and

•	the book value of our Common Shares.

Following our 2017 annual meeting, the Committee also considered the results of the say-on-pay vote and determined that no significant change to the compensation program elements was warranted. The Company currently intends to seek a shareholder advisory vote on executive compensation on an annual basis.

Compensation Consultant

Every two years, with the assistance of an independent executive compensation consultant that reports directly to the Committee, the Committee evaluates the Company’s plans and programs for the CEO against current and emerging compensation practices in the insurance industry, legal and regulatory developments and corporate governance trends. In 2016, the Committee engaged the Compensation Service Group (“CSG”), an independent compensation consultant, to evaluate the external competitiveness of Company’s compensation program for the CEO. CSG utilized two data sources for this analysis: 1) published compensation surveys and 2) proxy statements of SEC-reporting companies with what CSG believed, generated comparable revenue and net income.

Annually, Mr. Cook, with the assistance of Employers Resource Association, evaluates the Company’s plans and programs for the Company’s executive staff against the current and emerging compensation practices in the insurance industry. This review provides assurance that the Company’s compensation programs are designed to help attract and retain the talent necessary to maintain its long history of strong growth, profitability and shareholder returns.

The Committee annually examines the ongoing competitiveness of the Company’s executive compensation programs, reviews both Company and individual executive performance and reports compensation levels for each Named Executive Officer to the Board. The Committee works to ascertain and establish competitive levels of base compensation, short-term incentive compensation and long-term incentive awards for the Named Executive Officers of DCP Holding Company. Annually, the Committee:

•

Reviews compensation levels of the Named Executive Officers against independent surveys of managed care organizations and health insurance companies provided by our compensation consultants. As a part of this work, the Committee validates that total compensation paid is appropriate based on an analysis that compares the Company’s performance to the performance reported in these independent surveys. The Committee does not benchmark compensation of our Named Executive Officers against any comparator group.

•

Ensures that a significant portion of the total compensation packages for the CEO and CFO are performance-based and that compensation opportunities are designed to create incentives for above-target performance and consequences for below-target performance.

•	Approves the base salary compensation for the Named Executive Officers.

•

Approves the target level of performance-based compensation for the Named Executive Officers and the Company performance goals that must be achieved in order for the Named Executive Officers to receive all or a portion of their performance-based compensation.

•	Approves long-term incentive awards, if any, in the form of grants of restricted share units under the management equity incentive plan and the deferred compensation plan.

While the Committee is solely responsible for establishing the compensation level and components for Mr. Cook, Mr. Cook is responsible for evaluating the compensation level of the other Named Executive Officer(s) and making compensation recommendations to the Committee. Mr. Cook is also involved in establishing individual and departmental objectives and goals with the other Named Executive Officer(s) and evaluating their performance on an annual basis.

Named Executive Officer Compensation

Base Salaries

It is the goal of the Committee to establish salary compensation for our executives based on our Company’s operating performance relative to companies of comparable size in our industry over a three to five year period. In setting base salaries for fiscal 2017, the Committee reviewed the research provided by our compensation consultants in 2016 with respect to the salary compensation of officers with comparable qualifications, experience and responsibilities at comparable companies designated by the compensation consultant. The Committee established our target for the total compensation level for the Named Executive Officers of DCP Holding Company at the midpoint of the range of compensation for comparable positions from the independent surveys of companies within the health insurance industry provided by our compensation consultants. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below. The Committee, in determining the base salaries for both Mr. Cook and Robert C. Hodgkins, Jr., our CFO, considered several factors, including, but not limited to, the compensation payable to the chief executive officers and chief financial officers of various other companies, including other specialty insurance companies with comparable asset size and premium income. For 2017, the Committee increased the base salary for Mr. Cook from $427,000 to $441,500 and for Mr. Hodgkins from $258,677 to $269,014 in order to establish these base salaries at the appropriate point in the range of compensation for CEO and CFO positions at comparable companies. For 2018, the Committee increased the base salary for Mr. Cook to $454,745 and for Mr. Hodgkins to $277,084.

Short Term Non-Equity Incentive Compensation

The Company has a management non-equity incentive plan which is designed to reward our executives for the achievement of shorter-term financial goals, principally annual increases in plan membership, operating revenue and net operating income. These corporate goals are established at levels that the Committee determines are achievable but also a significant challenge for the executive management team. It is the practice of the Committee to establish these Company performance goals prior to the beginning of the applicable performance year. It is our general philosophy that management be rewarded for their performance as a team in the attainment of these goals, rather than individually. We believe that this is important to aligning our executives and promoting teamwork. As discussed above, the compensation structure is designed to promote the continued growth, profitability and long term financial health of the business.

In 2011, the Committee and Company management undertook an analysis of our compensation policies and practices and determined that risks arising from our compensation policies and practices for all of our employees are not reasonably likely to have a material adverse effect on us. However, as a result of our analysis and our compensation objective of achieving an appropriate balance between revenue growth and profitability, the Committee modified the short term management non-equity incentive compensation parameters. For 2016, each executive was eligible to receive thirty percent (30%) of his or her award based on the performance of the Company relative to the established operating revenue goal and fifty percent (50%) of his or her award based on the performance of the Company relative to the established net operating income goal. The remaining twenty percent (20%) of these awards under the plan are granted at the discretion of the Committee in the case of Mr. Cook and at the discretion of the Committee and Mr. Cook in the case of Mr. Hodgkins, based upon achievement by the individual of pre-established individual performance objectives. In December 2016, the Committee established the corporate goals for 2017 of:

●	Target operating revenue of $109,491,594 for 2017, with a threshold level of $98,542,435 and a maximum level of $142,339,072
●	Target net operating income of $4,261,098 for 2017, with a threshold level of $3,195,824 and a maximum level of approximately $5,539,427

These target levels corresponded to our achievement of 100% of the operating revenue and 100% of the net operating income as set forth in our financial plan for fiscal 2017. Under the terms of this plan, the target bonus payable for Mr. Cook was established at 30% of his fiscal 2017 base salary. The target bonus amount for Mr. Hodgkins was established at 20% of his fiscal 2017 base salary.

The Company’s total operating revenue for 2017 was $107,589,114. This operating revenue exceeded the threshold level of $98,542,435 but was less than the target level of $109,491,594. The Company’s net operating income for 2017 was $4,320,009. This net operating income exceeded the target level of $4,261,098 but was less than the maximum level of $5,539,427. In addition, the Committee evaluated the performance of Mr. Cook relative to the achievement of his position-specific performance objectives, and Mr. Cook evaluated the performance of the other Named Executive Officer relative to his position-specific performance objectives. Based on these performance results, on March 8, 2018, the Committee awarded Mr. Cook a non-equity incentive compensation payment equal to 31.0% of his base salary. The Committee also awarded non-equity incentive compensation to Mr. Hodgkins equal to 30.2% of his base salary.

In December 2017, the Committee established the corporate goals for 2018 of:

●	Target operating revenue of $112,576,623 for 2018, with a threshold level of $101,318,961 and a maximum level of $146,349,610
●	Target net operating income of $4,710,351 for 2018, with a threshold level of $3,532,763 and a maximum level of approximately $6,123,456

These target levels corresponded to our achievement of 100% of the operating revenue and 100% of the net operating income as set forth in our financial plan for fiscal 2018. Under the terms of this plan, the target bonus payable for Mr. Cook was established at 30% of his fiscal 2018 base salary. The target bonus amount for Mr. Hodgkins was established at 20% of his fiscal 2018 base salary.

Long Term Non-Equity Incentive Compensation

In 2007, the Committee established a long term non-equity incentive compensation arrangement for Mr. Cook. This long-term non-equity incentive arrangement is intended to motivate Mr. Cook to achieve long term success for the Company as well as assist in the retention of Mr. Cook. This long-term non-equity incentive arrangement is designed to reward Mr. Cook for increasing the aggregate book value of our Common Shares over the four year period from 2008 through 2011 and was included in Mr. Cook’s employment contract for 2008. Mr. Cook’s employment contracts for 2009 and 2010 also included similar long term non-equity incentive arrangements for the period from 2009 through 2012 and 2010 through 2013, respectively. Mr. Cook’s employment contract for 2011 included a long term non-equity incentive arrangement for the period from 2011 through 2014 whereby Mr. Cook is rewarded for increasing the aggregate book value of the Common and Preferred Shares over the four year period, adjusted for any Common Share dividends paid or provider withhold paid during the four-year period.

In 2011, the Committee changed from this long term non-equity incentive compensation arrangement to a long term equity incentive compensation arrangement for Mr. Cook for the three year period from 2012 – 2014 and for the three year period from 2013 – 2015. The Committee also made Mr. Hodgkins eligible to participate in these long term equity incentive compensation arrangements (see Long Term Equity Incentive Compensation). Then, in 2013, the Committee decided to discontinue the long term equity incentive compensation arrangement and to resume the long term non-equity incentive compensation arrangement for both Mr. Cook and Mr. Hodgkins. The Committee made this decision in order to eliminate the dilutive effect of additional outstanding RSUs on the return on equity of the Company’s Common Shareholders.

Mr. Cook’s and Mr. Hodgkins’s employment contracts for 2017 and 2018 included a long term non-equity incentive arrangement for the period from 2017 through 2019 and from 2018 through 2020 whereby Mr. Cook and Mr. Hodgkins are rewarded for increasing the adjusted book value per Common Share over the three year period, adjusted for any Common Share dividends paid or provider withhold paid during the three-year period. The following is a summary of the results relative to these long term non-equity incentive compensation programs.

2008 – 2011 Period

The threshold level for the aggregate book value of Common Shares was not achieved for the four year period. Accordingly, no incentive compensation was paid to Mr. Cook.

2009 – 2012 Period

The threshold level for the aggregate book value of Common Shares was not achieved for the four year period. Accordingly, no incentive compensation was paid to Mr. Cook.

2010 – 2013 Period

The threshold level for the aggregate book value of Common Shares was not achieved for the four year period. Accordingly, no incentive compensation was paid to Mr. Cook.

2011 – 2014 Period

The maximum level for the aggregate book value of Common and Preferred Shares was achieved for the four year period. Mr. Cook received a payment related to this incentive compensation of $23,417 in March 2014 and $117,087 was paid to Mr. Cook in March 2015.

2014 – 2016 Period

For the 2014 – 2016 period, the performance metric was changed from the aggregate book value of the Common and Preferred Shares to the aggregate book value of the Common Shares. The maximum level for the aggregate book value of the Common Shares was achieved for the three year period. Mr. Cook received a payment of $181,350, and Mr. Hodgkins received a payment of $106,650 in March 2017.

2015 – 2017 Period

For the 2015– 2017 period, the performance metric was the aggregate book value of the Common Shares. The target level for the aggregate book value of the Common Shares was $12,173,466. The maximum level for the aggregate book value of the Common Shares was achieved for the three year period. Mr. Cook received a payment of $194,997, and Mr. Hodgkins received a payment of $111,499 in March 2018.

2016 – 2018 Period

For the 2016 – 2018 period, the performance metric was the adjusted book value per Common Share. The target level for the adjusted book value per Common Share at December 31, 2018 is $1,346.60. At this time, the expected level for the adjusted book value per Common Share as of December 31, 2018 is the target level. Accordingly, the Company has established a compensation liability to Mr. Cook and to Mr. Hodgkins based on the target level of performance. If the target level is achieved as of December 31, 2018, the amount payable to Mr. Cook will be $64,050 and the amount payable to Mr. Hodgkins will be $38,802. In 2017, the Company increased the bonus payable liability related to this long term incentive compensation arrangement for Mr. Cook by $21,350 and for Mr. Hodgkins by $12,934. These amounts are included in the non-equity incentive compensation for Mr. Cook and Mr. Hodgkins in the Summary Compensation Table.

2017 – 2019 Period

For the 2017 – 2019 period, the performance metric was the adjusted book value per Common Share. The target level for the adjusted book value per Common Share at December 31, 2019 is $1,476.82. At this time, the expected level for the adjusted book value per Common Share as of December 31, 2019 is the target level. Accordingly, the Company has established a compensation liability to Mr. Cook and to Mr. Hodgkins based on the target level of performance. If the target level is achieved as of December 31, 2019, the amount payable to Mr. Cook will be $66,225 and the amount payable to Mr. Hodgkins will be $40,352. In 2017, the Company increased the bonus payable liability related to this long term incentive compensation arrangement for Mr. Cook by $22,075 and for Mr. Hodgkins by $13,451. These amounts are included in the non-equity incentive compensation for Mr. Cook and Mr. Hodgkins in the Summary Compensation Table.

2018 – 2020 Period

For the 2018 – 2020 period, the performance metric was the adjusted book value per Common Share. The target level for the adjusted book value per Common Share at December 31, 2020 is $1,610.90. At this time, the expected level for the adjusted book value per Common Share as of December 31, 2020 is the target level. Accordingly, the Company has established a compensation liability to Mr. Cook and to Mr. Hodgkins based on the target level of performance. If the target level is achieved as of December 31, 2020, the amount payable to Mr. Cook will be $68,212 and the amount payable to Mr. Hodgkins will be $41,563.

Management Equity Incentive Plan

Our Management Equity Incentive Plan is the primary vehicle for offering long-term incentive compensation. We also regard our Management Equity Incentive Plan as a key retention tool. With respect to long-term incentive awards, the Committee implemented the 2006 DCP Holding Company Management Equity Incentive Plan, as amended, which ties a portion of executive compensation to restricted share unit awards that increase in value with the value of the Company’s Common Shares.

Retention Incentive Plan

In 2017, the Committee granted to the Named Executive Officers a number of restricted share units (“RSUs”) with a book value at the beginning of the year equal to approximately 5% of each individual’s base salary. These grants were approved at the regularly scheduled meeting of the Committee which was held in December 2016 to be effective January 2, 2017. The Committee apprised the Board of Directors of these grants in December 2016. A Named Executive Officer must be a Company employee for more than one year before becoming eligible to receive RSU grants. These RSUs vest over the course of a four year period, with 10% vesting in year one, 20% vesting in year two, 30% vesting in year three and 40% vesting in year four. There are no performance criteria associated with the vesting of these RSUs. The only requirement for vesting is that the individual is an employee of the Company at the end of the applicable vesting year. The Committee made no grants of RSUs for 2018 as of the date of this Report.

Long Term Equity Incentive Plan

Mr. Cook’s employment contract for 2012 included a long term equity incentive arrangement for the period from 2012 through 2014 whereby Mr. Cook is awarded restricted share units (“RSUs”) in lieu of cash for achieving the Company’s long term performance objectives. In addition the Committee decided to extend this long term equity incentive plan to Mr. Hodgkins, the CFO. This long term equity incentive plan was approved by the Board of Directors in February 2012. The parameters of Mr. Cook’s and Mr. Hodgkins’s long term equity incentive arrangements for the period from 2012 through 2014 are shown below.

Level	Three Year Average % Increase in Adjusted Book Value of Common and Preferred Shares	Resultant Adjusted Book Value of the Company’s Common and Preferred Shares at 12/31/2014	Anthony Cook Restricted Share Units	Robert Hodgkins Restricted Share Units
Threshold	10%	$8,326,110	25	15
Target	12%	$8,788,569	76	46
Stretch	14%	$9,267,843	127	77
Maximum	16%	$9,764,232	229	139

The adjusted book value of the Company’s Common and Preferred Shares as of December 31, 2014 was $12,869,694. Given that the adjusted book value of the Common and Preferred Shares is greater than the maximum level shown above, the 229 RSUs awarded to Mr. Cook and the 139 RSUs awarded to Mr. Hodgkins associated with the maximum performance level are now fully vested.

Mr. Cook’s employment contract for 2013 included a long term equity incentive arrangement for the period from 2013 through 2015 whereby Mr. Cook is awarded RSUs in lieu of cash for achieving the Company’s long term performance objectives. In addition the Committee decided to extend this long term equity incentive plan to Mr. Hodgkins, the CFO. This long term equity incentive plan was approved by the Board of Directors in February 2013. The parameters of Mr. Cook’s and Mr. Hodgkins’s long term equity incentive arrangements for the period from 2013 through 2015 are shown below.

Level	Three Year Average % Increase in Adjusted Book Value of Common and Preferred Shares	Resultant Adjusted Book Value of the Company’s Common and Preferred Shares at 12/31/2015	Anthony Cook Restricted Share Units	Robert Hodgkins Restricted Share Units
Threshold	10%	$10,977,866	24	14
Target	12%	$11,587,612	71	41
Stretch	14%	$12,219,527	118	69
Maximum	16%	$12,874,010	213	124

The adjusted book value of the Company’s Common and Preferred Shares as of December 31, 2015 was $14,467,962. Given that the adjusted book value of the Common and Preferred Shares is greater than the maximum level shown above, the 213 RSUs awarded to Mr. Cook and the 124 RSUs awarded to Mr. Hodgkins associated with the maximum performance level are now fully vested.

Deferred Compensation Plan

Because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our named executive officers, we determined that it is important to provide our executive officers with the ability to elect to receive the value of their vested RSUs as deferred compensation in lieu of taxable restricted share awards. Accordingly, the Company has established the DCP Holding Company Deferred Compensation Plan. Under the terms of the deferred compensation plan, our executives can elect to defer a portion of their cash compensation and their granted RSUs as they vest. Because deferred cash compensation and deferred RSUs can appreciate in value on a tax-deferred basis, we believe that this is a more efficient way to reward them for and motivate them toward superior long-term performance.

To measure the amount of our obligation to each participant under the plan, we maintain a separate bookkeeping record for each participant, which we refer to as an “account.” Participants may direct the investment of the portion of the account allocable to that participant in certain mutual funds, or the participant may direct the investment to our tracking shares. We then credit or debit the participant’s account with earnings or losses based upon the performance results of the notional investment options selected by the participant. The participant may change the allocation of his or her account among the investment alternatives then available under the plan.  For management employees, we pay deferred balances upon retirement, termination from employment, death or disability, or at a fixed date determined by the participant.  We pay deferred balances in cash. A Named Executive Officer may defer receipt of Common Shares that otherwise would be issued on the date that RSUs vest until after the person has a separation from service or until a fixed future date.

Perquisites

We limit the perquisites that we make available to our executives. Our executives are entitled to few benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

The perquisites we provided in fiscal 2017 are as follows: The Named Executive Officers each received a monthly car allowance and Mr. Cook was authorized to be reimbursed for club membership fees.

Our health and insurance plans are the same for all employees. In general, our employees that have elected the high deductible health plan with the health saving account pay approximately 22% of the health premium due and receive employer health savings account contributions. Our employees who elect the traditional PPO health plan pay approximately 35% of the health premium due. Employees that elect to not participate in the Company’s health insurance plan receive a monthly health care cost allowance of $200.00. All employees who participated in our 401(k) plan received matching funds equal to 50% of the first 4% of their base salary that they elect to contribute into the 401(k) plan. All of our Named Executive Officers participated in our 401(k) plan and received matching funds. All employees are allowed to receive cash for unused vacation time in accordance with the provisions of the Company’s Employee Handbook.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Share Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)

Named Executive Officers

Anthony A. Cook President & CEO	2017	$441,500	$22,191	$245,135	$19,116	$727,942

	2016	427,000	20,234	383,220	26,905	857,359

	2015	411,060	20,927	254,010	29,613	715,610
Robert C. Hodgkins, Jr., Vice President & CFO	2017	269,014	13,315	144,786	16,342	443,457

	2016	258,677	12,141	209,337	16,228	496,383

	2015	247,775	12,955	125,979	16,147	402,856

(1)

This table includes the aggregate grant date fair values of restricted share unit (“RSU”) awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for 2017 and prior years. For 2017, includes the following RSU awards related to the Retention Incentive Plan with a grant date fair value of $1,109.56 per RSU: Anthony Cook, 20 RSUs and Robert Hodgkins, 12 RSUs.

(2)

The 2017 non-equity incentive plan compensation for Mr. Cook is equal to 31.0% of his base salary for the short term non-equity incentive plan portion and 24.6% of his base salary for the long term non-equity incentive plan portion. The 2017 non-equity incentive plan compensation for Mr. Hodgkins is equal to 30.2% of his base salary for the short term non-equity incentive plan portion and 23.6% of his base salary for the long term non-equity incentive plan portion. See “Short Term Non-Equity Incentive Compensation” and “Long Term Non-Equity Incentive Compensation” in Compensation Discussion and Analysis.

(3)

For 2017 includes:

Car allowances for: Anthony Cook, $6,000, and Robert Hodgkins, $6,000.

Health care credits for: Anthony Cook, $2,560 and Robert Hodgkins, $4,942.

401(k) matching contributions for: Anthony Cook, $4,115 and Robert Hodgkins, $5,400.

Club membership fees for: Anthony Cook, $6,441.

GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Board Approval Date	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold ($)	Target ($)(2)	Maximum ($)	Grant Date Fair Value of Share Award ($)(3)

Anthony A. Cook, President and Chief Executive Officer	12/14/16	1/2/17	—		—	—	24,206	—	22,191
	5/2/17		44,150	66,225	110,375
	12/13/17		68,212	136,424	272,847
Robert C. Hodgkins, Jr., Vice President and Chief Financial Officer	12/14/16	1/2/17	—		—	—	14,523	—	13,315
	5/2/17		26,901	40,352	67,254
	12/13/17		41,563	69,271	124,688

(1)

The long term non-equity incentive compensation plans for Mr. Cook and Mr. Hodgkins for the three year period from 2017 – 2019 were approved on May 2, 2017. The target amounts for this long term non-equity incentive compensation plan were established at 15% of the 2017 base salaries of Mr. Cook and Mr. Hodgkins of $441,500 and $269,014, respectively. The long term non-equity incentive compensation is based on the growth in the adjusted book value per Common Share from January 1, 2017 through December 31, 2019 (See Long Term Non-Equity Incentive Compensation)

On December 13, 2017, the short term non-equity incentive plan compensation target amount for Anthony Cook was established at 30% of his fiscal 2018 base salary of $454,745 or $136,424 for the short term non-equity incentive plan for 2018. The short term non-equity incentive plan compensation target amount was established at 25% of his fiscal 2018 base salary for Mr. Hodgkins. These performance target levels correspond to our achievement of 100% of operating revenue and 100% of net operating income as set forth in our financial plan for fiscal 2018. (See Short Term Non-Equity Incentive Compensation)

(2)

Represents the current book value of the RSUs granted to the Named Executive Officers pursuant to the Company’s Retention Incentive Plan component of the 2006 Dental Care Plus Management Equity Incentive Plan in January 2017: Anthony A. Cook, 20 shares and Robert C. Hodgkins, Jr., 12 shares. Because each Named Executive Officer elected to defer receipt of these shares pursuant to the Company’s Deferred Compensation Plan, the shares are treated as phantom shares pursuant to the Company’s Deferred Compensation Plan. Each phantom share is the economic equivalent to one Class B Common Share and under the Deferred Compensation Plan will be settled in cash when each Named Executive Officer terminates his status as an employee of the Company. The RSUs vest over a period of 4 years on the anniversary of the date of grant as follows: January 2017 grants - 10% 2017, 20% 2018, 30% 2019, 40% 2020. (See Retention Incentive Plan on)

(3)	The amounts relative to the Retention Incentive Plan reflected above assume a grant date fair value per Class B Common Share for the January 2017 grants of $1,109.56 as of December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Restricted Share Unit Awards

Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Anthony A. Cook, President & CEO	40.4	$48,896
Robert C. Hodgkins, Jr., Vice President & CFO	24.4	29,531

(1)

Reflects the number of granted and unvested restricted share units (“RSUs”) at December 31, 2017 under the Retention Incentive Plan.

Anthony A. Cook

Retention Incentive Plan

2015 grant, 8.4 RSUs unvested; 2016 grant, 14.0 RSUs unvested; 2017 grant, 18.0 RSUs unvested

Robert C. Hodgkins, Jr.

Retention Incentive Plan

2015 grant, 5.2 RSUs unvested; 2016 grant, 8.4 RSUs unvested; 2017 grant, 10.8 RSUs unvested

(2)

The values of the granted and unvested RSUs are based on the book value of a Class B Common Share at December 31, 2017 of $1,210.29. Depending on the Company’s performance, the book value will be different at the time of vesting. For example, the book value of the Class B Common Share was $632.94, $701.78, $815.27, $894.29, $996.53, $1,011.72, and $1,109.56 on December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, and December 31, 2016, respectively.

(See Management Equity Incentive Plan)

OPTIONS EXERCISES AND RESTRICTED SHARE UNITS VESTED

	Restricted Share Unit Awards

Name	Number of RSUs Acquired on Vesting (#)(1)	Value Realized on Vesting ($) (2)
Anthony A. Cook, President & CEO	21.5	$26,021
Robert C. Hodgkins, Jr., Vice President & CFO	12.7	15,371

(1)	All RSUs acquired on vesting were deferred by the named individuals shown when granted.
(2)	The values of the granted and vested restricted share units (“RSUs”) are based on the book value of a Class B Common Share at December 31, 2017 of $1,210.29.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 4% of the participant’s compensation that has been contributed to the plan. All Named Executive Officers participated in our 401(k) plan during fiscal 2017 and received matching contributions.

Non-Qualified Deferred Compensation

		Executive	Registrant	Aggregate		Aggregate
		Contributions	Contributions in	Earnings in	Aggregate	Balance at Last
		in Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Fiscal
Name and Principal Position		Year-End (3)	Year-End	Year-End	Distributions	Year-End (3)

Anthony A. Cook,	Cash (1)	$201,660	$—	$87,398	$—	$840,426
President and Chief Executive Officer	RSUs (2)	26,201	—	68,739	—	841,742

Robert C. Hodgkins, Jr.,	Cash (1)	128,265	—	21,669	—	291,230
Vice President and Chief Financial Officer	RSUs (2)	15,371	—	42,366	—	518,276

(1)	Includes salary and bonus compensation deferred at the election of the Named Executive Officers.
(2)

Includes granted RSUs that vested in 2017 at the December 31, 2017 book value of $1,210.29 and the increase in the value of vested RSUs in 2017. The terms of the Company’s deferred compensation plan are discussed in Compensation Discussion & Analysis.

(3)

The following table provides additional detail on amounts that are reported in the Nonqualified Deferred Compensation table above and that also are reported as compensation in the Summary Compensation Table of this annual report:

Name	Amounts Included as Contributions and Earnings in Nonqualified Deferred Compensation in Fiscal 2017 Table and as Fiscal 2017 Compensation in the Summary Compensation Table (1)	Amount Included in Aggregate Balance at December 31, 2017 in Nonqualified Deferred Compensation Table and Reported in the Summary Compensation Table for Prior Years (2)
Anthony A. Cook
Cash	$201,660	$663,036
Deferred RSUs	$2,421	$399,099

Robert C. Hodgkins, Jr.
Cash	$128,265	$197,404
Deferred RSUs	$1,331	$245,276

(1)

Amounts include the cash compensation deferred by Anthony A. Cook and Robert C. Hodgkins, Jr. in 2017 that was invested in certain mutual funds and the grant date fair value of the 10% of RSUs granted in 2017 to Anthony A. Cook and Robert C. Hodgkins, Jr. that also vested in 2017.

(2)

Amounts include the cash compensation deferred by Anthony A. Cook and Robert Hodgkins prior to 2017 that was invested in certain mutual funds and the portion of the RSU deferred compensation associated with RSUs that were granted prior to 2017 to Anthony A. Cook and Robert C. Hodgkins, Jr..

Other Post-Employment Payments

All of our employees are employees-at-will and as such do not have employment agreements with us, except in the case of Anthony A. Cook, President and Chief Executive Officer, and Robert C. Hodgkins, Jr., Vice President and Chief Financial Officer. We also do not provide post-employment health coverage or other benefits; provided, however, upon termination of employment each Named Executive Officer is entitled to a lump sum payment for unused vacation time based on the Named Executive Officer’s current salary.

Employment Agreements

In May 2017, we executed a Twelfth Amended and Restated Employment Agreement with Anthony A. Cook for the year from January 1, 2017 through December 31, 2017 and in February 2018, we executed a Thirteenth Amended and Restated Employment Agreement with Anthony A. Cook for the year from January 1, 2018 through December 31, 2018 that is automatically extended for additional one year periods on the same terms and conditions unless on or prior to November 15th of any year the Company or Mr. Cook provides written notice to the other party of termination of the Employment Agreement at the end of the current one-year term. This agreement provides for certain benefits upon an involuntary termination of employment, other than for cause. In the event that the Company is sold, transferred and/or merged with another entity, it will be not be deemed an event of good cause to terminate Mr. Cook. The benefits to be received by Mr. Cook whose employment is terminated without good cause include: receipt of a severance pay for up to 8 months at Mr. Cook’s then current monthly salary, eligibility to receive a bonus pro-rated through the date of termination, and continuation of health, life and disability benefits for eight months after the termination of employment.

If a termination of the employment of Mr. Cook without good cause, or change in control, had occurred as of December 31, 2017, we estimate that the value of the benefits under his employment agreement and our management equity incentive plan (as discussed below) would have been as follows:

Name	Severance Pay (1)	Continuation of Benefits (2)	Accelerated Vesting of RSUs (3)	Potential LTIC Cash Payment (4)	Total

Anthony A. Cook, President & CEO	$811,385	$94,790	$48,896	$217,125	$1,172,196

(1)

In the event that the Company terminates Mr. Cook's employment agreement without good cause, or Mr. Cook terminates his employment agreement for good reason, such as a material breach by the Company of any provision of the agreement or if Mr. Cook is assigned duties that are materially inconsistent with his skill, position, and background, Mr. Cook is entitled to severance pay. Mr. Cook is also entitled to severance pay in the event of a change of control. A "change of control" means: (a) a change in the majority of the members of the Board of Directors, unless pursuant to the recommendation of the Corporate Affairs Committee of the Board; (b) the acquisition of the Company by another corporation or entity and (c) the sale, lease or other disposition of all or substantially all of the assets of the Company. In accordance with Mr. Cook’s employment agreement, severance pay is based on up to 8 months of his 2017 base salary; assumes payout of bonus at target. Mr. Cook would receive payment related to his assets in the deferred compensation plan.

(2)

Also in accordance with Mr. Cook’s 2017 employment agreement, continuation of benefits is based on continuation of 401(k) match, all medical, dental, vision and disability benefits, and payment of accrued vacation time as of December 31, 2017.

(3) (4)

Under our management equity incentive plan, on the date a change of control occurs, the restrictions applicable to all RSUs lapse and these awards fully vest. If a change of control had occurred on December 31, 2017, Mr. Cook would have received accelerated vesting with respect to 40.4 unvested RSUs, with a value of $48,896. The value for accelerated vesting of RSUs is determined by multiplying the per share book value of our common shares on December 31, 2017 of $1,210.29 by the number of RSUs as to which vesting would accelerate.

Under Mr. Cook’s 2016 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2017 shall be deemed the portion of the enterprise value of the company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,498.91, Mr. Cook would receive a cash payment of $106,750.

Under Mr. Cook’s 2017 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2017 shall be deemed the portion of the enterprise value of the company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,643.86, Mr. Cook would receive a cash payment of $110,375.

In May 2017, we executed the Second Amended and Restated Employment Agreement with Robert C. Hodgkins, Jr. for the year from January 1, 2017 through December 31, 2017 and in February 2018, we executed a Third Amended and Restated Employment Agreement with Robert C. Hodgkins, Jr. for the year from January 1, 2018 through December 31, 2018 that is automatically extended for additional one year periods on the same terms and conditions unless on or prior to November 15th of any year the Company or Mr. Hodgkins provides written notice to the other party of termination of the Employment Agreement at the end of the current one-year term. This agreement provides for certain benefits upon an involuntary termination of employment, other than for cause. In the event that the Company is sold, transferred and/or merged with another entity, it will be not be deemed an event of good cause to terminate Mr. Hodgkins. The benefits to be received by Mr. Hodgkins whose employment is terminated without good cause include: receipt of a severance pay for up to 8 months at Mr. Hodgkins’s then current monthly salary, eligibility to receive a bonus pro-rated through the date of termination, and continuation of health, life and disability benefits for eight months after the termination of employment.

If a termination of the employment of Mr. Hodgkins without good cause, or change in control, had occurred as of December 31, 2017, we estimate that the value of the benefits under his employment agreement and our management equity incentive plan (as discussed below) would have been as follows:

Name	Severance Pay (1)	Continuation of Benefits (2)	Accelerated Vesting of RSUs (3)	Potential LTIC Cash Payment (4)	Total

Robert C. Hodgkins, Jr., Vice President & CFO	$485,068	$70,976	$29,531	$131,924	$717,499

(1)

In the event that the Company terminates Mr. Hodgkins's employment agreement without good cause, or Mr. Hodgkins terminates his employment agreement for good reason, such as a material breach by the Company of any provision of the agreement or if Mr. Hodgkins is assigned duties that are materially inconsistent with his skill, position, and background, Mr. Hodgkins is entitled to severance pay. Mr. Hodgkins is also entitled to severance pay in the event of a change of control. A "change of control" means: (a) a change in the majority of the members of the Board of Directors, unless pursuant to the recommendation of the Corporate Affairs Committee of the Board; (b) the acquisition of the Company by another corporation or entity and (c) the sale, lease or other disposition of all or substantially all of the assets of the Company. In accordance with Mr. Hodgkins’s employment agreement, severance pay is based on up to 8 months of his 2017 base salary; assumes payout of bonus at target. Mr. Hodgkins would receive payment related to his assets in the deferred compensation plan.

(2)

Also in accordance with Mr. Hodgkins’s 2017 employment agreement, continuation of benefits is based on continuation of 401(k) match, all medical, dental, vision and disability benefits, and payment of accrued vacation time as of December 31, 2017.

(3)

Under our management equity incentive plan, on the date a change of control occurs, the restrictions applicable to all RSUs lapse and these awards fully vest. If a change of control had occurred on December 31, 2017, Mr. Hodgkins would have received accelerated vesting with respect to 24.4 unvested RSUs, with a value of $29,531. The value for accelerated vesting of RSUs is determined by multiplying the per share book value of our common shares on December 31, 2017 of $1,210.29 by the number of RSUs as to which vesting would accelerate.

(4)	Under Mr. Hodgkins’s 2016 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2017 shall be deemed the portion of the enterprise value of the company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,498.91, Mr. Hodgkins would receive a cash payment of $64,670.

Under Mr. Hodgkins’s 2017 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2017 shall be deemed the portion of the enterprise value of the company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,643.86, Mr. Hodgkins would receive a cash payment of $67,254.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)

Stephen T. Schuler, DMD, Chairman of the Board	$59,000	$19,972	$78,972
Ronald L. Poulos, DDS, Vice Chairman of the Board	25,000	19,972	44,972
Michael J. Carl, DDS, Treasurer	25,000	19,972	44,972
David A. Kreyling, DMD Secretary	25,000	19,972	44,972
Mark E. Bronson, DDS	10,415	8,876	19,291	(2)
Jack M. Cook, MHA	27,500	19,972	47,472
James T. Foley	35,000	19,972	54,972
Robert E. Hamilton, DDS	10,415	8,876	19,291	(2)
James E. Kroeger, MBA, CPA	44,800	19,972	64,772
Donald J. Peak, CPA	30,000	19,972	49,972
Fred H. Peck, DDS	27,500	19,972	47,472
Molly Meakin- Rogers, MBA, CPA	25,000	19,972	44,972

(1)

This table includes the aggregate grant date fair values of restricted share unit (“RSU”) awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for 2017 and prior years. For 2017, director compensation includes an award of eighteen (18) RSUs for each non-employee director with a grant date fair value of $1,109.56.

(2)	Term as Director expired with 2017 Annual Meeting

Overview of Director Compensation and Procedures

      Director compensation is the responsibility of the Corporate Affairs Committee (the “Committee”). The director compensation objectives and principles established by the Committee are that: (1) directors should be appropriately compensated for their time and effort; and (2) director compensation should be approached on an overall basis, should motivate behavior and be aligned with the long-term interest of the shareholders. The Committee reviews the level of compensation of our directors every two years. To determine how appropriate the current level of compensation for our directors is, we have historically obtained data from a number of different sources including:

•	publicly available survey data describing director compensation ranges for reporting companies;

•	information obtained from the National Association of Corporate Directors.

The Committee has determined that the compensation of our directors for 2016 is within the bottom quartile of the compensation of directors of companies of comparable size in our industry based upon these sources.

Director Compensation

We compensated non-employee members of the Board through a combination of cash and equity-based compensation. For 2017, each non-employee member of the Board received total compensation of $44,972, with the exception of the Chairman of the Board who received $78,972, the Chairman of the Audit Committee who received $64,772, the Chairman of the Finance Committee who received $49,972, the Chairmen of the Corporate Affairs Committee and the Clinical Affairs Committee who both received $47,472, and James T. Foley who received $54,972. Dr. Bronson and Dr. Hamilton only received $19,291 because they only served on the Board for the first 5 months of 2017.

In 2017, the Board of Directors of the Company formed a Special Committee consisting of Stephen T. Schuler, James T. Foley, James E. Kroeger and Anthony A. Cook to evaluate and make recommendations to the Board regarding strategic alternatives available to the Company. In 2017, Stephen T. Schuler received $10,000, James T. Foley received $9,800 and James E. Kroeger received $9,800 for serving on the Special Committee. These amounts are included in the totals above.

Our directors may defer receipt of some or all of their annual fees earned under The DCP Holding Company / Dental Care Plus, Inc. Deferred Compensation Plan (the “Plan”). Under this Plan, directors may either invest deferred compensation in DCP Holding Company stock equivalents or in a tax-managed mutual fund.

In December 2016, our non-employee directors each were granted a restricted share unit award for 2017 entitling each of them to receive 18 restricted share units with a book value of $1,109.56 per unit as of December 31, 2016. All twelve non-employee directors elected not to defer this compensation. The vesting of these restricted share unit awards was conditioned upon the attendance by each director of at least 75% of their scheduled meetings during 2017. In January 2018, DCP Holding Company management determined that all twelve non-employee directors met the 75% attendance requirement for 2017. Accordingly, all of these restricted share awards for these twelve non-employee directors are now fully vested. As of the date of this Report, no restricted share awards have been granted to our non-employee directors for 2018.

Compensation Committee Interlocks and Insider Participation

Our Corporate Affairs Committee currently consists of Jack M. Cook, MHA, James T. Foley, David A. Kreyling, DMD, Ronald L. Poulos, DDS, and Stephen T. Schuler, DMD. No interlocking relationship exists between any member of our Board of Directors or Corporate Affairs Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Corporate Affairs Committee is or was formerly an officer or an employee of DCP Holding Company.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth the beneficial ownership of the Common Shares of DCP Holding Company as of March 23, 2018 for the following: (1) each of our Named Executive Officers; (2) each of our directors; and (3) our directors and executive officers as a group. No person beneficially owns more than 5% of DCP Holding Company’s Common Shares.

	Number of Common Shares Beneficially Owned	Percent of Common Shares Owned

NAME OF BENEFICIAL OWNER
Michael J. Carl	137	1.06%
Jack M. Cook	163	1.26%
James T. Foley	119	*
David A. Kreyling	137	1.06%
James E. Kroeger	137	1.06%
Donald J. Peak	137	1.06%
Fred H. Peck	137	1.06%
Ronald L. Poulos	82	*
Molly M. Rogers	211	1.63%
Stephen T. Schuler	200	1.55%
Anthony A. Cook	0	*
Robert C. Hodgkins, Jr.	0	*

Directors / Officers as a group	1,668	12.91%

* Less than one percent (1%)	12,924

In December 2005, we adopted the 2006 Dental Care Plus Management Equity Incentive Plan for our directors, Named Executive Officers. The maximum aggregate number of restricted shares or restricted share units (“RSUs”) which may be issued under this plan are 15,000 Class B Common Shares. In 2017, the non-employee members of the Board were granted a total of 196 RSUs. In 2016, Named Executive Officers were granted 99 restricted share units.

As of December 31, 2017, the Company granted a total of 4,936 RSUs, net of share based dividends, forfeitures and rescinded RSUs.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by shareholders	—	—	—
Equity compensation plans not approved by shareholders	—	—	10,064
TOTAL	—	—	10,064

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

A related party transaction is a transaction required to be disclosed pursuant to Item 404 of Regulation S-K or any other similar transaction involving (i) the Company and the Company’s subsidiaries and (ii) any Company employee, officer, director (including a nominee), 5% shareholder or an immediate family member of any of the foregoing without regard to the dollar amount involved.

It is also the policy of the Company that a related party transaction as defined above will not be prohibited merely because it is required to be disclosed or because it involves related parties. Instead, it must be disclosed in advance to the Company and then may be approved by the Corporate Affairs Committee or, under certain circumstances, by the Board of Directors, if it does not present any improper conflicts of interest.

The Corporate Affairs Committee of the Board of Directors is responsible for applying the Company’s policies and procedures relative to related party transactions. The Audit Committee has been assigned the responsibility of monitoring potential related party transactions and reporting them to the Corporate Affairs Committee. The development of the Company’s policies and procedures relative to related party transactions and the Company’s adherence to these policies are documented in the meeting minutes of the Board of Directors and the Corporate Affairs and Audit Committees.

Transactions with Related Persons

Seven members of the Company’s Board of Directors are participating providers in the Company’s dental plans. One dentist director, Ronald Poulos, received claims payments of $441,925 in 2017. The payments made to Dr. Poulos were for dentist claims that he submitted as a participating dentist in the Company’s dental plans and were made on the same terms as those applicable to other participating dentists. The seven dentist directors combined received claims payments of $698,658 in the aggregate in 2017.

Director and Executive Officer Agreements and Compensation

      See the sections titled “Director Compensation” and “Executive Compensation” for more information regarding compensation of our directors and executive officers.

Employment Agreements

      We have entered into employment agreements with our executive officers. For more information regarding these agreements, see the section titled “Executive Compensation” below.

Independence of the Board of Directors

      Our Board of Directors has determined that each of the following members is an “independent director” as defined by the listing standards of The Nasdaq Stock Market: Jack M. Cook, James T. Foley, James E. Kroeger, Donald J. Peak, and Molly M. Rogers. The following directors are not an “independent director” as defined by the listing standards of The Nasdaq Stock Market due to their status as a participating provider with Dental Care Plus, Inc. or status as an employee of the Company: Michael Carl, David A. Kreyling, Fred H. Peck, Ronald L. Poulos, Stephen T. Schuler, and Anthony A. Cook.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees paid or accrued by us for services provided by Deloitte & Touche LLP, our independent registered public accounting firm, for each of our last two fiscal years:

	Fiscal Years Ended
	2016	2017
Audit Fees (1)	$304,550	$350,250
Audit Related Fees (2)	63,140	65,028
Tax Compliance and Consulting Fees	—	—
All Other Fees	—	—
Total	$367,690	$415,278

(1) Includes professional services rendered for audits of the Company’s consolidated financial statements and a statutory audit of our insurance subsidiary.

(2) Includes assurance and related services such as the 2017 service organization report (under SSAE 18), and consents and reviews of reports filed with the SEC.

 Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and non-audit services by category, including audit-related services, tax services and other permitted non-audit services, if any, to be provided by the independent registered public accounting firm to the Company. In accordance with the policy, the Audit Committee regularly reviews and receives updates on specific services provided by the independent registered public accounting firm.

All services rendered by Deloitte & Touche LLP to the Company are permissible under applicable laws and regulations. During 2017, all services performed by Deloitte & Touche LLP were approved by the Audit Committee in accordance with the Committee’s pre-approval policy.

We have not selected our independent registered public accounting firm for 2018. The Audit Committee of the Board of Directors will make this selection later in the year after the completion of all 2017 related procedures.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K.

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries
Schedule I - Summary of Investments -
Other than Investments in Related Parties
At December 31, 2017
(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed Maturities:
Bonds:
All other corporate bonds	$8,240	$8,259	$8,259

Certificates of deposit	1,150	1,152	1,152

Total Fixed Maturities	$9,390	$9,411	$9,411

Other short-term investments:
Money Market Fund	$181	$181	$181

Total Investments	$9,571	$9,592	$9,592

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheets
As of December 31, 2017 and 2016

	2017	2016
ASSETS

INVESTMENTS	$1,502,159	$1,454,893
CASH AND CASH EQUIVALENTS	2,106,093	2,282,239
ACCRUED INVESTMENT INCOME	16,574	14,273
INTERCOMPANY RECEIVABLES		279,567
INTERCOMPANY NOTE RECEIVABLE	80,000	230,000
PROPERTY	1,892,564	1,647,158
INVESTMENT IN SUBSIDIARIES	16,013,535	13,294,165
DEFERRED INCOME TAX	1,197,612	1,592,103
OTHER ASSETS	1,563,982	1,167,343
TOTAL ASSETS	$24,372,519	$21,961,741

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY
OTHER PAYABLES AND ACCRUALS	$2,609,127	$2,470,373
INTERCOMPANY PAYABLES	204,478
MORTGAGE LOAN PAYABLE	1,095,200	1,148,000
DEFERRED COMPENSATION	4,821,982	4,051,078
TOTAL LIABILITIES	8,730,787	7,669,451

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 500 and 506 shares at December 31, 2017 and 2016, respectively	605,143	561,439
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,653 and 8,604 shares at December 31, 2017 and 2016, respectively	10,472,602	9,546,686
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 shares at December 31, 2017 and 2016, respectively	4,563,987	4,184,165
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	15,641,732	14,292,290

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY	$24,372,519	$21,961,741

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Comprehensive Income
For the Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

REVENUES
Management fees from subsidiaries	$13,750,044	$13,358,327	$12,156,360
Investment income	54,731	61,486	58,814
Realized gains (losses) on investments, net	216,128	771	(85,104)
Administrative fees	928,446	939,849	881,507
Total revenues	14,949,349	14,360,433	13,011,577

EXPENSES
Insurance expense:
Salaries and benefit expense	9,344,355	9,151,483	7,886,437
Other insurance expense	5,398,489	5,161,794	4,962,068
Total expenses	14,742,844	14,313,277	12,848,505

INCOME BEFORE INCOME TAX	206,505	47,156	163,072

PROVISION (BENEFIT) FOR INCOME TAX:
Current	388,500	347,948	323,078
Deferred	392,735	(310,054)	(244,242)

Total	781,235	37,894	78,836

Income before undistributed income of subsidiaries	(574,730)	9,262	84,236

Undistributed income of subsidiaries	2,404,164	1,979,909	873,849

NET INCOME	$1,829,434	$1,989,171	$958,085

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Change in the fair value of investments	36,996	9,491	(71,531)
Reclassification adjustment for gains included in undistributed income	(21,893)	(49,551)	(17,278)
Total other comprehensive income held by subsidaries	15,103	(40,060)	(88,809)

Change in the fair value of interest rate swap	9,043	7,471	(8,687)
Change in the fair value of investments	6,870	23,882	(92,966)
Reclassification adjustment for losses	(12,504)	30,118	56,169

TOTAL COMPREHENSIVE INCOME	$1,847,946	$2,010,582	$823,792

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
For the Years ended December 31, 2017, 2016 and 2015

	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,829,434	$1,989,172	$958,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,057	108,917	107,521
Realized (gains) losses on investments,net	(216,128)	(771)	85,104
Undistributed income of subsidiaries	(2,404,164)	(1,979,910)	(873,849)
Deferred income taxes benefit	392,735	(310,054)	(244,242)
Deferred compensation	988,378	994,708	747,825
Effects of changes in operating assets and liabilities:
Accrued investment income	(2,301)	1,654	(4,762)
Intercompany accounts receivable	279,567	(7,478)	299,916
Intercompany accounts payable	204,478
Other assets	(192,451)	(143,868)	(183,671)
Other payables and accruals	159,023	495,981	(112,467)

Net cash provided by operating activities	1,181,628	1,148,351	779,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,028,229)	(834,738)	(1,188,956)
Sale and maturities of investments	982,876	829,806	559,715
Acquisition of property and equipment	(380,071)		(10,174)
Investment in subsidiary	(500,000)	(500,000)
Subsidiary dividends	200,000	200,000
Investment, other			(2,000)

Net cash (used in) provided by investing activities	(725,424)	(304,932)	(641,415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(52,800)	(50,400)	(49,200)
Repurchase of redeemable common shares	(182,107)	(275,773)	(223,176)
Repurchase of redeemable preferred shares		(2,805,064)
Redeemable shares issued		2,280,066	1,932,356
Extinguishment cost of redeemable preferred shares		(118,800)
Issuance cost of redeemable shares		(116,833)	(112,419)
Repayment of intercompany loan from subsidiary	150,000
Dividends paid	(547,443)	(510,413)	(481,089)

Net cash (used in) provided by financing activities	(632,350)	(1,597,217)	1,066,472

(DECREASE) INCREASE IN CASH	(176,146)	(753,798)	1,204,517

CASH AND CASH EQUIVALENTS—Beginning of year	2,282,239	3,036,037	1,831,520

CASH AND CASH EQUIVALENTS—End of year	$2,106,093	$2,282,239	$3,036,037

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$46,600	$46,500	$48,300

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$11,871	$25,443	$84,618

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

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $138,000, $134,000, and $119,000, for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2017 and 2016, the parent company received a dividend from the Adenta, Inc. subsidiary in the amount of $200,000. There were no dividends declared or paid to the parent company in 2015.

In 2017 and 2016, the parent company advanced $500,000 into Dental Care Plus, Inc. There were no investment in subsidiaries in 2015.

Federal Income Tax Arrangement

The parent company has an income tax allocation arrangement with its subsidiaries. DCP makes federal tax payments on behalf of the Company. DCP paid approximately $1,376,000, $1,429,000, and $963,000, for the years ended December 31, 2017, 2016, and 2015. The Company’s policy is to settle this intercompany receivable within 30 days of the filing of its consolidated income tax return.

There were no additional investment in subsidiaries in 2017 and 2016.

Reconciliation of Investment in Subsidiaries
	2017	2016

Investment in Subsidiaries—January 1	$13,294,165	$11,054,315

Undistributed income of subsidiaries	2,404,164	1,979,910
Total other comprehensive income held by subsidiaries	15,206	(40,060)
Dividends from subsidiaries	(200,000)	(200,000)
Investment in subsidiaries	500,000	500,000

Increase in Investment in Subsidiary	2,719,370	2,239,850

Investment in Subsidiaries—December 31	$16,013,535	$13,294,165

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule III - Supplementary Insurance Information
For each of the Three Years in the Period ended December 31, 2017
(amounts in thousands)

	2017	2016	2015

Deferred policy acquisition cost (a)	$2,637	$3,109	$2,013

Claims payable (a)	$3,576	$3,744	$3,253

Unearned premium (a)	$36,818	$46,955	$32,631

Other policy claims and benefits payable (a)	$3,850	$4,299	$3,271

Premium revenues
Fully-insured dental HMO/ Indemnity	$51,419	$53,393	$49,458
Fully-insured dental PPO	25,936	22,363	19,198
Self-insured dental	29,427	29,067	28,922
Corporate, All Other	807	771	683
	$107,589	$105,594	$98,261

Investment income (a)	$265	$274	$252

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$38,522	$39,995	$37,346
Fully-insured dental PPO	17,721	15,391	14,384
Self-insured dental	25,365	25,114	24,954
	$81,608	$80,500	$76,684

Amortization of deferred policy acquisition cost (a)	$4,980	$4,780	$4,396

Other operating expense (a)	$17,715	$17,363	$15,680

Premium written
Fully-insured dental (a)	$66,950	$90,488	$68,057

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule IV- Reinsurance
For each of the Three Years in the Period ended December 31, 2017
(amounts in thousands)

	2017		2016		2015

Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$51,419		$53,393		$49,458
Fully-insured dental PPO		25,936		22,363		19,198
Self-insured dental		29,427		29,067		28,922
Corporate, All Other		807		771		683
		$107,589		$105,594		$98,261

Assumed (ceded) amounts from other companies	$		$		$

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$51,419		$53,393		$49,458
Fully-insured dental PPO		25,936		22,363		19,198
Self-insured dental		29,427		29,067		28,922
Corporate, All Other		807		771		683
		$107,589		$105,594		$98,261

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts
For the Years Ended December 31, 2017, 2016, and 2015

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Year ended December 31, 2017:
Allowance for Uncollectible Accounts Receivable	$41,092	128,543	123,827	$45,808
Year ended December 31, 2016:
Allowance for Uncollectible Accounts Receivable	$14,715	99,084	72,707	$41,092
Year ended December 31, 2015:
Allowance for Uncollectible Accounts Receivable	$13,488	72,482	71,255	$14,715

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 30, 2018	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

March 30, 2018	/s/ Anthony A. Cook
Anthony A. Cook
President, Chief Executive Officer and Director
(Principal Executive Officer)

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 30, 2018	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 30, 2018	/s/ Ronald Poulos
Ronald Poulos
Vice-Chairman of the Board of Directors

March 30, 2018	/s/ David A. Kreyling
David A. Kreyling
Secretary

March 30, 2018	/s/ Michael J. Carl
Michael Carl
Treasurer

March 30, 2018	/s/ Fred H. Peck
Fred H. Peck
Assistant Treasurer

March 30, 2018	/s/ Jack M. Cook
Jack M. Cook
Director

March 30, 2018	/s/ Donald J. Peak
Donald J. Peak
Director

March 30, 2018	/s/ James E. Kroeger
James E. Kroeger
Director

March 30, 2018	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 30, 2018	/s/ James T. Foley
James Foley
Director

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
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
10.1

Twelfth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2017 (incorporated by reference to Exhibit 10.1 and 10.2 to the Company’s Form 8-K current report filed on May 5, 2017)*

10.2

Thirteenth Amended and Restated DCP Holding Company Employment Agreement with Anthony A. Cook effective January 1, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed on February 16, 2018)*

10.3

Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*

10.4	2006 Dental Care Plus Management Equity Incentive Plan, amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K Annual Report filed on March 25, 2008)*
10.5

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
10.11

Long Term Incentive Compensation Agreement between DCP Holding Company and Robert C. Hodgkins, Jr. effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on May 19, 2015)*

10.12

Long Term Incentive Compensation Agreement between DCP Holding Company and Robert C. Hodgkins Jr. effective January 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed on June 3, 2016)*

10.13

Second Amended and Restated DCP Holding Company Employment Agreement entered into effective January 1, 2017 between DCP Holding Company and Robert C. Hodgkins Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed May 5, 2017)*

10.14

Third Amended and Restated DCP Holding Company Employment Agreement entered into effective January 1, 2018 between DCP Holding Company and Robert C. Hodgkins Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed February 16, 2018)*

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith
101	Financial information and Notes to Financial Statements for the year-ended December 31, 2017 formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensation plan arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.