Form 10-Q
period 2018-06-30
DCP Holding CO
filed 2018-08-10
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of June 30, 2018, there were 500, 8,653 and 3,771 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018	2017
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,837,000 and $8,790,000 at June 30, 2018 and December 31, 2017, respectively	$8,608,684	$8,810,056
Short-term investments, available for sale at fair value, cost of $843,000 and $781,000 at June 30, 2018 and December 31, 2017, respectively	843,664	781,951
Total investments	9,452,348	9,592,007
CASH AND CASH EQUIVALENTS	13,652,167	13,177,193
ACCRUED INVESTMENT INCOME	83,226	80,904
ACCOUNTS RECEIVABLE, including billed premiums of $1,449,805 and $1,118,996, net of allowance of $37,962 and $45,809 at June 30, 2018 and December 31, 2017, respectively	46,804,456	36,400,634
DEFERRED ACQUISITION COSTS	3,383,514	2,636,858
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $3,917,503 and $3,684,537 at June 30, 2018 and December 31, 2017, respectively	3,781,477	3,661,598
OTHER ASSETS	5,319,254	4,780,001
TOTAL ASSETS	$82,476,442	$70,329,195

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$4,142,250	$3,576,185
UNEARNED PREMIUM REVENUE	47,398,955	36,818,123
OTHER PAYABLES AND ACCRUALS	7,423,097	7,175,048
MORTGAGE LOAN PAYABLE	1,067,600	1,095,200
CAPITAL LEASE OBLIGATIONS	962,908	1,200,925
DEFERRED COMPENSATION	4,964,377	4,821,982
TOTAL LIABILITIES	65,959,187	54,687,463
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 500 shares at June 30, 2018 and December 31, 2017	639,015	605,143
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,653 shares at June 30, 2018 and December 31, 2017	11,058,790	10,472,602
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,771 shares at June 30, 2018 and December 31, 2017	4,819,450	4,563,987

Total redeemable preferred and common shares	16,517,255	15,641,732

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; none outstanding

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$82,476,442	$70,329,195

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUES
Premium revenue	$27,890,853	$26,789,418	$56,116,234	$53,887,072
Investment income	72,581	58,289	150,638	123,614
Realized (losses) gains on investments, net	(16,378)	62,835	(3,329)	132,422
Total revenues	27,947,056	26,910,542	56,263,543	54,143,108

EXPENSES
Healthcare services expense	21,054,292	20,382,516	42,553,095	41,807,191
Insurance expense:
Salaries and benefits expense	2,357,581	2,276,259	4,730,719	4,588,319
Commission expenses and other acquisition costs	1,567,447	1,418,244	2,787,681	2,701,224
Other insurance expense	2,378,964	2,047,348	4,805,024	4,020,953
Total insurance expense	6,303,992	5,741,851	12,323,424	11,310,496
Total expenses	27,358,284	26,124,367	54,876,519	53,117,687

INCOME BEFORE INCOME TAX	588,772	786,175	1,387,024	1,025,421

INCOME TAX EXPENSE	164,251	279,949	386,946	365,348

NET INCOME	424,521	506,226	1,000,078	660,073

OTHER COMPREHENSIVE (LOSS) INCOME
Change in the fair value of interest rate swap, net of income (benefit) tax of $1,324, ($1,428), $4,929 and $465, respectively	4,983	(2,776)	18,543	902
Change in the fair value of investments, net of income (benefit) tax ($12,206), $21,285, ($52,716) and $35,126, respectively	(45,915)	41,317	(198,312)	68,186
Reclassification adjustment for realized (loss) gains included in net income, net of income tax (benefit) of $964, ($2,552), $669 and ($12,485), respectively	3,628	(4,955)	2,517	(24,237)
Total other comprehensive (loss) income	(37,304)	33,586	(177,252)	44,851

TOTAL COMPREHENSIVE INCOME	$387,217	$539,812	$822,826	$704,924

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,000,078	$660,073
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	245,258	241,570
Realized loss (gain) on investments, net	3,329	(132,422)
Deferred compensation	142,395	453,139
Effects of changes in operating assets and liabilities:
Accrued investment income	(2,322)	2,690
Accounts receivable	(10,351,125)	(7,309,423)
Deferred acquisition costs	(746,656)	(508,601)
Other assets	(468,368)	(298,358)
Claims payable	566,065	66,129
Unearned premium revenue	10,580,832	8,101,177
Other payables and accruals	271,749	(1,065,508)

Net cash provided by operating activities	1,241,235	210,466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,732,714)	(2,723,131)
Sales of investments	1,208,615	2,346,789
Maturities of investments	400,000	350,000
Acquisition of property and equipment	(376,545)	(745,541)

Net cash used in investing activities	(500,644)	(771,883)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(27,600)	(26,400)
Payments on capital lease	(238,017)	(115,949)
Repurchase of redeemable common shares		(123,917)
Dividends paid		(547,443)

Net cash used in financing activities	(265,617)	(813,709)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	474,974	(1,375,126)

CASH AND CASH EQUIVALENTS—Beginning of period	13,177,193	11,221,951

CASH AND CASH EQUIVALENTS—End of period	$13,652,167	$9,846,825

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$41,000	$31,000
Cash paid for income taxes	1,058,000	830,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$11,871	$38,426

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned operating subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation; and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers to employer groups of all sizes and individuals health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2017 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 30, 2018. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $47,399,000 and $36,818,000 at June 30, 2018 and December 31, 2017, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $45,355,000 and $35,281,000 at June 30, 2018 and December 31, 2017, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $2,044,000 and $1,537,000 at June 30, 2018 and December 31, 2017, respectively. Management has determined that as of June 30, 2018 and December 31, 2017, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual or multi-year contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis and included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any unearned ASO fee revenue received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Self-insured ASO fee receivable and revenue received in advance were immaterial at June 30, 2018.

Self-insured premium revenue is recognized upon the adjudication of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any self-insured premium amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. The Company’s account receivable was approximately $423,000 at June 30, 2018. Collection of the self-insured premium revenue occurs within the first month after the reporting period. In addition, the Company also holds deposits from self-insured groups which were approximately $127,000 at June 30, 2018. Self-insured deposits are recorded as other payables and accruals in the accompanying condensed consolidated balance sheet.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $635,000 and $647,000 and amortized approximately $1,350,000 and $1,239,000 of these capitalized costs for the three months ended June 30, 2018 and 2017, respectively. The Company capitalized deferred acquisition costs of approximately $3,443,000 and $2,976,000 and amortized approximately $2,696,000 and $2,467,000 of these capitalized costs for the six months ended June 30, 2018 and 2017, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Insurance contracts are not included in the scope of this new guidance and therefore our fully-insured dental HMO/IND and fully-insured dental PPO segments are not impacted. Our self-insured administrative fee revenue and self-insured premium revenue represents approximately 28% of our total premium revenue. We adopted the standard on January 1, 2018 using the modified retrospective approach. Upon adopting the guidance, the cumulative effect was presented as an adjustment to beginning retained earnings of approximately $53,000. There was no material change to the timing or pattern of revenue recognition due to the adoption of ASC 606. The net increase in premium revenue and healthcare service expense were approximately $27,000 for the six months ended June 30, 2018. The net increase in accounts receivable was approximately $776,000 and the net increase in other liabilities was approximately $703,000 at June 30, 2018.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the requirements of ASU 2016-01 on January 1, 2018. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,100,000 and $1,150,000 as of June 30, 2018 and December 31, 2017, respectively. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $243,000 and $181,000 as of June 30, 2018 and December 31, 2017, respectively. The Company invested in corporate bonds with an amortized cost of approximately $8,337,000 and $8,240,000 as of June 30, 2018 and December 31, 2017, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at June 30, 2018, which consisted primarily of investment grade securities. At June 30, 2018, total bond fair value was approximately $8,109,000, which consisted of approximately $7,457,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $652,000 had a credit rating of BB+ or lower. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.31% at June 30, 2018. The weighted average maturity of the Company’s corporate bonds was 5.05 years at June 30, 2018.

At June 30, 2018 and December 31, 2017, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
June 30, 2018	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$600,000	$600,796	6.5%
Years 1-5	5,928,973	5,810,455	63.1%
Years 5-10	2,758,920	2,654,829	28.8%
Due after ten years	149,045	143,399	1.6%
Total	$9,436,938	$9,209,479	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2017	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$600,000	$600,767	6.4%
Years 1-5	5,326,884	5,320,683	56.5%
Years 5-10	3,313,024	3,340,138	35.5%
Due after ten years	150,374	149,236	1.6%
Total	$9,390,282	$9,410,824	100.0%

Investments classified at June 30, 2018 and December 31, 2017 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Gain	Loss	Value
Money market fund	$242,868			$242,868
Certificates of deposit, short term	600,000	$796		600,796
Certificates of deposit, fixed maturities	500,000			500,000
Corporate bonds, fixed maturities	8,336,939	11,562	(239,817)	8,108,684

Total investments	$9,679,807	$12,358	$(239,817)	$9,452,348

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Money market fund	$181,183			$181,183
Certificates of deposit, short term	600,000	$782	$(15)	600,767
Certificates of deposit, fixed maturities	550,000	983		550,983
Corporate bonds, fixed maturities	8,240,282	73,769	(54,977)	8,259,074

Total investments	$9,571,465	$75,534	$(54,992)	$9,592,007

Unrealized losses on investments at June 30, 2018 and December 31, 2017 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at June 30, 2018 or December 31, 2017.

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

The Company recorded deferred compensation expense of approximately $193,000 and $313,000 related to cash retention awards and share-based awards that were deferred at vesting and the change in the value of deferred employee compensation for the three months ended June 30, 2018 and 2017, respectively. The Company recorded deferred compensation expense of approximately $13,400 and $13,000 related to deferred director fees and deferred employee compensation for the three months ended June 30, 2018 and 2017, respectively.

The Company recorded deferred compensation expense of approximately $137,000 and $421,000 related to cash retention awards and share-based awards that were deferred at vesting and the change in the value of deferred employee compensation for the six months ended June 30, 2018 and 2017, respectively. The Company recorded deferred compensation expense of approximately $29,700 and $32,000 related to deferred director fees and deferred employee compensation for the six months ended June 30, 2018 and 2017, respectively.

 In February 2017, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $42.50 per share, respectively. With the dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $115,000 in February 2017.

At June 30, 2018 and December 31, 2017, the deferred compensation liability was approximately $4,964,000 and $4,822,000, respectively.

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017

Balance—January 1	$3,576,185	$3,743,551

Net incurred claims related to:
Current year	29,133,575	29,248,270
Prior years	(102,430)	(102,369)

Net incurred claims	29,031,145	29,145,901

Net paid claims related to:
Current year	25,093,164	25,547,725
Prior years	3,371,916	3,532,047

Net paid claims	28,465,080	29,079,772

Balance—June 30	$4,142,250	$3,809,680

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three and six months ended June 30, 2018 was 27.9% with tax expense of approximately $164,000 and $387,000, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 35.6% with tax expense of approximately $280,000 and $365,000, respectively. The decrease in federal income tax is the result of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 34% to 21%. This reduction is offset by the non-deductible federal premium tax in 2018. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and 2012 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

On December 22, 2017, the U.S. Government issued the Tax Cuts and Jobs Act (the “Tax Act”). Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update the Company’s estimates and disclosure on a quarterly basis as interpretative guidance is received. During the period ended June 30, 2018, the U.S. Treasury Department (the “Treasury”) and the Internal Revenue Service (the ”IRS”) have not issued further clarification or guidance on matters impacting the Company. We expect to complete our determination of the effects of the Tax Act on our deferred tax assets and liabilities in connection with the preparation of our annual income tax return.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	June 30, 2018			June 30, 2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized loss, net, on investments available for sale, beginning of period	$(193,341)	$(40,470)	$(152,871)	$(1,881)	$(636)	$(1,245)
Other comprehensive (loss) income before reclassification	(58,121)	(12,206)	(45,915)	62,602	21,285	41,317
Reclassification adjustment for realized investment loss (gains), net, included in realized gains on investments, net	4,592	964	3,628	(7,507)	(2,552)	(4,955)
Effect on other comprehensive (loss) income	(53,529)	(11,242)	(42,287)	55,095	18,733	36,362
Accumulated unrealized (loss) gains, net, on investments available for sale, end of period	$(246,870)	$(51,712)	$(195,158)	$53,214	$18,097	$35,117

Accumulated unrealized gains (loss), net, on interest rate swap, beginning of period	$24,170	$5,986	$18,184	$(1,126)	$(384)	$(742)
Other comprehensive income (loss) before reclassification	6,307	1,324	4,983	(4,204)	(1,428)	(2,776)
Effect on other comprehensive gains (loss)	6,307	1,324	4,983	(4,204)	(1,428)	(2,776)
Accumulated unrealized income (loss), net, on interest rate swap, end of period	$30,477	$7,310	$23,167	$(5,330)	$(1,812)	$(3,518)

Accumulated other comprehensive loss, beginning of period	$(169,171)	$(34,484)	$(134,687)	$(3,007)	$(1,020)	$(1,987)
Change in unrealized (loss) gains, net, on investments available for sale	(53,529)	(11,242)	(42,287)	55,095	18,733	36,362
Change in unrealized gains (loss), net, on interest rate swap	6,307	1,324	4,983	(4,204)	(1,428)	(2,776)
Effect on other comprehensive (loss) income	(47,222)	(9,918)	(37,304)	50,891	17,305	33,586
Accumulated other comprehensive (loss) income, end of period	$(216,393)	$(44,402)	$(171,991)	$47,884	$16,285	$31,599

	Six months ended			Six months ended
	June 30, 2018			June 30, 2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains (loss), net, on investments available for sale, beginning of period	$972	$335	$637	$(13,376)	$(4,544)	$(8,832)
Other comprehensive (loss) income before reclassification	(251,028)	(52,716)	(198,312)	103,312	35,126	68,186
Reclassification adjustment for realized investment gains (loss), net, included in realized gains on investments, net	3,186	669	2,517	(36,722)	(12,485)	(24,237)
Effect on other comprehensive (loss) income	(247,842)	(52,047)	(195,795)	66,590	22,641	43,949
Accumulated unrealized (loss) gains net, on investments available for sale, end of period	$(246,870)	$(51,712)	$(195,158)	$53,214	$18,097	$35,117

Accumulated unrealized gains (loss), net, on interest rate swap, beginning of period	$7,005	$2,381	$4,624	$(6,697)	$(2,277)	$(4,420)
Other comprehensive income before reclassification	23,472	4,929	18,543	1,367	465	902
Effect on other comprehensive income	23,472	4,929	18,543	1,367	465	902
Accumulated unrealized income (loss), net, on interest rate swap, end of period	$30,477	$7,310	$23,167	$(5,330)	$(1,812)	$(3,518)

Accumulated other comprehensive gain (loss), beginning of period	$7,977	$2,716	$5,261	$(20,073)	$(6,821)	$(13,252)
Change in unrealized (loss) gains, net, on investments available for sale	(247,842)	(52,047)	(195,795)	66,590	22,641	43,949
Change in unrealized gains, net, on interest rate swap	23,472	4,929	18,543	1,367	465	902
Effect on other comprehensive (loss) income	(224,370)	(47,118)	(177,252)	67,957	23,106	44,851
Accumulated other comprehensive (loss) income, end of period	$(216,393)	$(44,402)	$(171,991)	$47,884	$16,285	$31,599

8.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $6,836,000 and $6,407,000 for the three months ended June 30, 2018 and 2017, respectively. The Company’s gross profit was approximately $13,562,000 and $12,080,000 for the six months ended June 30, 2018 and 2017, respectively.

Listed below is financial information required for each reportable segment for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$12,723	$9,655	$3,068	$12,896	$9,745	$3,151
Fully-insured dental PPO	7,137	4,667	2,470	6,572	4,511	2,061
Self-insured dental	7,821	6,732	1,089	7,129	6,126	1,003
Corporate, all other	209		209	192		192
Total	$27,890	$21,054	6,836	$26,789	$20,382	6,407

Investment income			73			58
Realized (losses) gains on investments, net			(16)			63

Insurance expense			6,304			5,742

Income before income tax			$589			$786

Total assets-corporate			$82,476

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$25,332	$19,471	$5,861	$25,778	$20,023	$5,755
Fully-insured dental PPO	14,546	9,561	4,985	13,030	9,123	3,907
Self-insured dental	15,706	13,522	2,184	14,681	12,661	2,020
Corporate, all other	532		532	398		398
Total	$56,116	$42,554	13,562	$53,887	$41,807	12,080

Investment income			151			124
Realized (losses) gains on investments, net			(3)			132

Insurance expense			12,323			11,311

Income before income tax			$1,387			$1,025

Total assets-corporate			$82,476

Inter-segment revenues were not significant for the three and six months ended June 30, 2018 and 2017.

9.	FAIR VALUE MEASUREMENTS

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

The following table presents each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$500	$500		$551	$551
Investment grade corporate bonds		7,457	7,457		7,588	7,588
Non-investment grade corporate bonds		652	652		671	671
Short-term investments
Money market funds	$243		243	$181		181
Federally-Insured certificates of deposit		601	601		601	601
Deferred compensation investments (a)
Equity mutual fund investments	1,194		1,194	1,194		1,194
State guarantee fund deposits (b)
Government securities	1,765		1,765	1,763		1,763
Federally-Insured certificates of deposit		75	75		75	75
Interest rate swap (b)		30	30		7	7
Total	$3,202	$9,315	$12,517	$3,138	$9,493	$12,631

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

As of June 30, 2018 and December 31, 2017, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the three and six months ended June 30, 2018. As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services to employer groups in Ohio, Kentucky, Indiana and Tennessee and dental HMO and dental PPO plans to individuals in Ohio, Kentucky and Indiana. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia, Tennessee, Kentucky, Virginia, Illinois, Missouri, Michigan and Wisconsin exchanges (“the FFM exchanges”). As of June 30, 2018, we had approximately 408,400 members in our dental and vision benefit programs with approximately 2,900 providers participating in our Dental Care Plus dental HMO network, approximately 3,100 providers participating in our DentaSelect dental PPO network and approximately 2,300 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 46,000 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offers on the FFM exchanges in 2018. With this network access arrangement, FFM exchange members have access to approximately 16,800 providers across eleven FFM exchange states.

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

As disclosed in our 2017 Annual Report on Form 10-K, the Board of Directors established a Special Committee to consider strategic alternatives available to the Company, including consideration of certain third party proposals made to the Company, conducting preliminary discussions with advisors and third parties regarding potential transactions and business relationships, and making recommendations to the Board of Directors regarding the Company’s growth strategy.  The Special Committee is not currently in discussions with a third party, but will continue to consider any third party proposals received by the Company and evaluate the Company’s business and growth strategy.

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

Highlights

–

We had net income of approximately $425,000 for the three months ended June 30, 2018 (the “2018 quarter”) compared to net income of approximately $506,000 for the three months ended June 30, 2017 (the “2017 quarter”).

–

We had net income of approximately $1,000,000 for the six months ended June 30, 2018 (the “2018 period”) compared to net income of approximately $660,000 for the six months ended June 30, 2017 (the “2017 period”). This increase in net income was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of approximately $1,482,000. The increase in gross margin was offset by higher insurance expense of approximately $1,012,000, which is mostly the result of an increase in federal premium tax of approximately $400,000, salaries and benefits of $142,000 and various other expenses.

–

Our dental and vision product membership increased by approximately 17,500 members to approximately 408,400 members at June 30, 2018. This membership increase from June 30, 2017 is predominantly due to an increase in fully-insured dental PPO, self-insured dental and corporate all other membership totaling approximately 21,000 members, offset by a decrease in fully-insured HMO/IND dental membership of approximately 3,500 members.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 77.6% in the 2017 period to 75.8% in the 2018 period. The decrease in the loss ratio is primarily the result of a decrease in the level of incurred claims for our fully-insured dental HMO/IND business segment and a decrease in utilization for our fully-insured dental PPO business segment.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2018 quarter and the 2017 quarter, the 2018 period and the 2017 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	June 30, 2018	June 30, 2017	Change
Membership:
Fully-insured dental HMO/IND	157,800	161,300	(2.2%)
Fully-insured dental PPO	105,100	94,000	11.8%
Self-insured dental	102,500	96,800	5.9%
Corporate, all other	43,000	38,800	10.8%
Total membership	408,400	390,900	4.5%

	Three months ended	Three months ended
	June 30, 2018	June 30, 2017	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,723	$12,896	(1.3%)
Fully-insured dental PPO	7,137	6,572	8.6%
Self-insured dental	7,821	7,129	9.7%
Corporate, all other	209	192	8.9%
Total premium revenue	27,890	26,789	4.1%

Investment income	73	58	25.9%
Realized (losses) gains on investments, net	(16)	63	(125.4%)
Total revenue	27,947	26,910	3.9%

Healthcare services expense:
Fully-insured dental HMO/IND	9,655	9,745	(0.9%)
Fully-insured dental PPO	4,667	4,511	3.5%
Self-insured dental	6,732	6,126	9.9%
Total healthcare service expense	21,054	20,382	3.3%

Insurance expense	6,304	5,742	9.8%

Income tax expense	164	280	(41.4%)

Net income	$425	$506	(16.0%)

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017	Change
Premium revenue:
Fully-insured dental HMO/IND	$25,332	$25,778	(1.7%)
Fully-insured dental PPO	14,546	13,030	11.6%
Self-insured dental	15,706	14,681	7.0%
Corporate, all other	532	398	33.7%
Total premium revenue	56,116	53,887	4.1%

Investment income	151	124	21.8%
Realized (losses) gains on investments, net	(3)	132	(102.3%)
Total revenue	56,264	54,143	3.9%

Healthcare services expense:
Fully-insured dental HMO/IND	19,471	20,023	(2.8%)
Fully-insured dental PPO	9,561	9,123	4.8%
Self-insured dental	13,522	12,661	6.8%
Total healthcare service expense	42,554	41,807	1.8%

Insurance expense	12,323	11,311	8.9%

Income tax expense	387	365	6.0%

Net income	$1,000	$660	51.5%

Membership

Our fully-insured dental HMO/IND membership decreased by approximately 3,500 members from the 2017 period to the 2018 period. This membership decrease is the result of employer groups that did not renew with the Company or reduced employee counts of retained employer groups of approximately 16,100 members. Some of our fully-insured dental HMO/IND membership losses were the result of corporate consolidations and employer groups moving to medical or other ancillary carriers to take advantage of medical/dental packaged savings. These decreases were offset by an increase of 10,500 members from new sales with employer groups and 2,100 members from new sales of individual HMO products.

Our fully-insured dental PPO membership increased by approximately 11,100 members from the 2017 period to the 2018 period. This membership increase is due to new sales with employer groups of approximately 10,600 members during 2018, offset by the loss of approximately 10,200 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. The remaining increase of approximately 10,700 members is due to new sales of individual and on exchange dental PPO products in 2018.

Our self-insured dental membership increased by approximately 5,700 members from the 2017 period to the 2018 period. This increase is the result of new sales of approximately 2,200 members with employer groups and an increase of 3,500 members as a result of existing employer groups that increased membership from the 2017 period to the 2018 period.

Our corporate, all other membership increased 4,200 members as a result of increased membership in our vision plan.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2018 quarter decreased by approximately $173,000 compared to the 2017 quarter. A decrease in fully-insured dental HMO/IND group and individual membership resulted in a decrease in fully-insured dental HMO/IND premium revenue of approximately $305,000 that was offset by an increase in fully-insured dental HMO/IND group and individual revenue of approximately $132,000 due to higher overall premium rates on a PMPM basis.

Fully-insured dental HMO/IND premium revenue for the 2018 period decreased by approximately $446,000 compared to the 2017 period. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND premium revenue of approximately $582,000 that was offset by an increase in fully-insured dental HMO/IND revenue of approximately $136,000 due to higher overall premium rates on a PMPM basis.

Fully-insured dental PPO premium revenue for the 2018 quarter increased by approximately $565,000 compared to the 2017 quarter. Fully-insured dental PPO revenue increased by approximately $748,000 due to an increase in fully-insured PPO group and individual membership in the 2018 quarter, offset by a decrease in fully-insured dental PPO revenue of approximately $183,000 due to lower overall premium rates on a PMPM basis.

Fully-insured dental PPO premium revenue for the 2018 period increased by approximately $1,516,000 compared to the 2017 period. Fully-insured dental PPO revenue increased by approximately $1,848,000 due to an increase in fully-insured PPO group and individual membership in the 2018 period, offset by a decrease in fully-insured dental PPO revenue of approximately $332,000 due to lower overall premium rates on a PMPM basis.

Total self-insured dental revenue for the 2018 quarter increased approximately $692,000 compared to the 2017 quarter. Total self-insured dental revenue for the 2018 period increased approximately $1,025,000 compared to the 2017 period.

The self-insured dental segment revenue has two components:

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $669,000 to approximately $7,438,000 in the 2018 quarter from approximately $6,769,000 in the 2017 quarter. The self-insured claim revenue increased by approximately $380,000 due to an increase in membership of the self-insured product as well as an increase of approximately $289,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2018 quarter.

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $971,000 to approximately $14,939,000 in the 2018 period from approximately $13,968,000 in the 2017 period. The self-insured claim revenue increased by approximately $749,000 due to an increase in membership of the self-insured product as well as an increase of approximately $222,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2018 period.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $23,000 to approximately $383,000 in the 2018 quarter from approximately $360,000 in the 2017 quarter due to an increase in the self-insured membership for the 2018 quarter compared to the 2017 quarter.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $54,000 to approximately $767,000 in the 2018 period from approximately $713,000 in the 2017 period due to an increase in the self-insured membership for the 2018 period compared to the 2017 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $134,000 primarily due to an increase in vision membership in the 2018 period compared to the 2017 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense decreased $90,000 in the 2018 quarter compared to the 2017 quarter. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 1.5% from $20.12 PMPM in the 2017 quarter to $20.42 PMPM in the 2018 quarter. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of $230,000. In addition, higher healthcare services utilization resulted in an increase of approximately $140,000 in the 2018 quarter compared to the 2017 quarter.

Fully-insured dental HMO/IND healthcare services expense decreased $552,000 in the 2018 period compared to the 2017 period. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.5% from $20.69 PMPM in the 2017 period to $20.58 PMPM in the 2018 period. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of $452,000. In addition, lower healthcare services utilization resulted in a decrease of approximately $100,000 in the 2018 period compared to the 2017 period.

Fully-insured dental PPO healthcare services expense increased by $156,000 in the 2018 quarter compared to the 2017 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $514,000. This increase was offset by lower healthcare services expense on a PMPM basis that resulted in a decrease of approximately $358,000 in the 2018 quarter compared to the 2017 quarter. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 7.1% from $15.90 PMPM in the 2017 quarter to $14.77 PMPM in the 2018 quarter.

Fully-insured dental PPO healthcare services expense increased by $438,000 in the 2018 period compared to the 2017 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,294,000. This increase was offset of lower healthcare services expense on a PMPM basis that resulted in a decrease of approximately $856,000 in the 2018 period compared to the 2017 period. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 8.2% from $16.21 PMPM in the 2017 period to $14.88 PMPM in the 2018 period.

Self-insured healthcare services expense increased by $606,000 in the 2018 quarter compared to the 2017 quarter. An increase in self-insured healthcare services expense of $344,000 was due to an increase in membership volume in the 2018 quarter compared to the 2017 quarter as well as an increase of higher healthcare services expense on a PMPM basis that resulted in an increase in self-insured healthcare services expense of approximately $262,000 in the 2018 quarter compared to the 2017 quarter. Self-insured healthcare services expense on a PMPM basis increased by 4.0% from $21.03 PMPM in the 2017 quarter to $21.88 PMPM in the 2018 quarter.

Self-insured healthcare services expense increased by $861,000 in the 2018 period compared to the 2017 period. An increase in self-insured healthcare services expense of $679,000 was due to an increase in membership volume in the 2018 period compared to the 2017 period as well as an increase by higher healthcare services expense on a PMPM basis that resulted in an increase in self-insured healthcare services expense of approximately $182,000 in the 2018 period compared to the 2017 period. Self-insured healthcare services expense on a PMPM basis increased by 1.4% from $21.67 PMPM in the 2017 period to $21.97 PMPM in the 2018 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2018 quarter increased approximately $562,000 compared to the 2017 quarter. Consolidated insurance expense for the 2018 period increased approximately $1,012,000 compared to the 2017 period. The higher consolidated insurance expense for the 2018 quarter and period was primarily due to the reinstatement of the federal premium tax as well as higher salaries and benefit and various other expenses in 2018. Insurance expense as a percentage of total premium revenue, or the insurance expense ratio, was approximately 22.0% and 21.0% for the 2018 and the 2017 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three and six months ended June 30, 2018 was 27.9% with tax expense of approximately $164,000 and $387,000, respectively. The effective tax rate for the three and six months ended June 30, 2017 was 35.6% with tax expense of approximately $280,000 and $365,000, respectively. The decrease in federal income tax rate is the result of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 34% to 21%. This reduction is offset by the non-deductible federal premium tax in 2018. Tax years subsequent to 2013 remain open to examination by the Internal Revenue Service (“IRS”), and 2013 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

On December 22, 2017, the U.S. Government issued the Tax Cuts and Jobs Act (the “Tax Act”). Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update the Company’s estimates and disclosure on a quarterly basis as interpretative guidance is received. During the period ended June 30, 2018, the U.S. Treasury Department (the “Treasury”) and the Internal Revenue Service (the ”IRS”) have not issued further clarification or guidance on matters impacting the Company. We expect to complete our determination of the effects of the Tax Act on our deferred tax assets and liabilities in connection with the preparation of our annual income tax return.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash increased approximately $475,000, or 3.6% during the 2018 period to approximately $13,652,000 at June 30, 2018 from approximately $13,177,000 at December 31, 2017. The change in cash for the 2018 and 2017 period is summarized as follows (in thousands):

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Net cash provided by operating activities	$1,241	$211
Net cash used in investing activities	(500)	(772)
Net cash used in financing activities	(266)	(814)
Increase (decrease) in cash and cash equivalents	$475	$(1,375)

Cash Flows from Operating Activities

In the 2018 period, we had net income of approximately $1,000,000. An increase in premiums received in advance resulted in a favorable increase of cash of approximately $508,000 in the 2018 period. Due to claims activity and the timing of our payments, our claims payable liability increased approximately $566,000. Our non-cash deferred compensation activity was approximately $142,000 primarily due to current year vesting activity in the 2018 period. Deferred policy acquisition costs increased by approximately $747,000 as a result of the increase in the fully-insured business renewed in January 2018. Other assets increased by approximately $468,000 primarily due to the increase in prepaid the federal premium tax recorded in January 2018. In future years, the federal premium tax increase will be based on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. There was no federal premium tax in 2017. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operations of approximately $272,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2017 period.

Cash Flows from Investing Activities

During the 2018 period, we made purchases totaling approximately $1,733,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2018 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that aggregated approximately $1,608,000. The remaining net cash of approximately $376,000 used in investing activities during the 2018 period was for purchases of computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2018 period, we made scheduled principal payments of approximately $28,000 related to our office building mortgage and scheduled payments of approximately $238,000 related to our capital leases.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2017 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2018.

Financial Condition

Our consolidated cash and short term investments were approximately $14.5 million and $13.9 million as of June 30, 2018 and December 31, 2017, respectively. We expect to generate positive cash flow from operations during the balance of 2018. Based on total expenses for the six months ended June 30, 2018, we estimate that we had approximately 48 days of cash and short term investments on hand at June 30, 2018. In addition, the Company has access to approximately $8.6 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2018 period or the 2017 period. As of June 30, 2018 and December 31, 2017, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2019. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2018 period or the 2017 period. At June 30, 2018 and December 31, 2017, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2019. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at June 30, 2018 and December 31, 2017.

We believe our premium revenues, cash, investments and working capital lines of credit are sufficient to meet our short term and long term liquidity needs. In the short term, we are obligated to make payments related to our contractual requirements such as our healthcare services expense, building mortgage, and our capital and operating leases and other commitments, including payment of certain deferred compensation obligations. In the long term, we will continue to be obligated to make payments related to our other contractual requirements. We will also be obligated in certain circumstances to repurchase the Redeemable Common Shares and make future payments to employees and directors related to the Company’s deferred compensation obligations. Our Board of Directors establishes limitations on the amount of share redemptions each year. While we are not able to estimate future redemptions of our Redeemable Common Shares, we believe our cash balances, investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and capital expenditures in the next twelve months.

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

A.M. Best Company assigns a rating to companies based on their ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2018, A.M. Best Company affirmed our financial strength rating at B+ (Good) with a positive outlook based on DCP’s operating performance and capitalization. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus.

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

We develop our estimate for the claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of June 30, 2018 and December 31, 2017, we considered actual paid claim data from July 2018 and January 2018. As a result, we were able to use the completion factors approach for all historical months at June 30, 2018 and December 31, 2017.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of June 30, 2018 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		June 30, 2018

(0.5)%		$4,452,919
0%	(estimate used)	4,142,250
0.5%		3,947,594

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

	Healthcare Service Expense

	2018		2017

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,498	$19.41	$21,425	$20.23
Second Quarter	21,054	19.20	20,383	19.24
Third Quarter			20,402	19.39
Fourth Quarter			19,398	18.59

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

Our portfolio includes approximately $8,109,000 and $8,259,000 of corporate bonds, approximately $243,000 and $181,000 of money market funds and approximately $1,101,000 and $1,152,000 of investments in FDIC-insured bank certificates of deposits at June 30, 2018 and December 31, 2017, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $259,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $273,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposits are all classified as available-for-sale.

At June 30, 2018 and December 31, 2017, we had a mortgage note with a bank with an outstanding principal balance of $1,068,000 and $1,095,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and six months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

August 10, 2018	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

August 10, 2018	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and six months ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language).