Form 10-Q
period 2018-09-30
DCP Holding CO
filed 2018-11-14
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 9, 2018, there were 492, 8,565 and 3,521 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2018	2017
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,841,163 and $8,790,000 at September 30, 2018 and December 31, 2017, respectively	$8,616,903	$8,810,056
Short-term investments, available for sale at fair value, cost of $849,371 and $781,000 at September 30, 2018 and December 31, 2017, respectively	850,454	781,951
Total investments	9,467,357	9,592,007
CASH AND CASH EQUIVALENTS	13,131,696	13,177,193
ACCRUED INVESTMENT INCOME	85,323	80,904
ACCOUNTS RECEIVABLE, including billed premiums of $1,694,314 and $1,118,996, net of allowance of $86,380 and $45,809 at September 30, 2018 and December 31, 2017, respectively	41,790,989	36,400,634
DEFERRED ACQUISITION COSTS	2,996,314	2,636,858
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $4,039,777 and $3,684,537 at September 30, 2018 and December 31, 2017, respectively	3,938,650	3,661,598
OTHER ASSETS	5,205,961	4,780,001
TOTAL ASSETS	$76,616,290	$70,329,195

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$3,587,715	$3,576,185
UNEARNED PREMIUM REVENUE	41,490,442	36,818,123
OTHER PAYABLES AND ACCRUALS	8,180,305	7,175,048
MORTGAGE LOAN PAYABLE	1,053,800	1,095,200
CAPITAL LEASE OBLIGATIONS	871,252	1,200,925
DEFERRED COMPENSATION	5,022,810	4,821,982
TOTAL LIABILITIES	60,206,324	54,687,463
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 494 and 500 shares at September 30, 2018 and December 31, 2017	643,273	605,143
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,587 and 8,653 shares at September 30, 2018 and December 31, 2017	11,181,747	10,472,602
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,521 and 3,771 shares at September 30, 2018 and December 31, 2017	4,584,946	4,563,987

Total redeemable preferred and common shares	16,409,966	15,641,732

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; none outstanding

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$76,616,290	$70,329,195

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUES
Premium revenue	$28,710,449	$27,339,477	$84,826,682	$81,226,549
Investment income	86,254	70,162	236,893	193,776
Realized gains on investments, net	29,861	54,755	26,532	187,177
Total revenues	28,826,564	27,464,394	85,090,107	81,607,502

EXPENSES
Healthcare services expense	21,368,643	20,402,073	63,921,739	62,209,264
Insurance expense:
Salaries and benefits expense	2,248,710	2,142,120	6,979,429	6,730,439
Commission expenses and other acquisition costs	1,677,843	1,385,740	4,465,523	4,086,964
Other insurance expense	2,324,966	1,951,554	7,129,990	5,972,507
Total insurance expense	6,251,519	5,479,414	18,574,942	16,789,910
Total expenses	27,620,162	25,881,487	82,496,681	78,999,174

INCOME BEFORE INCOME TAX	1,206,402	1,582,907	2,593,426	2,608,328

INCOME TAX EXPENSE	336,586	563,657	723,532	929,005

NET INCOME	869,816	1,019,250	1,869,894	1,679,323

OTHER COMPREHENSIVE (LOSS) INCOME
Change in the fair value of interest rate swap, net of income tax of $986, $450, $5,916 and $914, respectively	3,707	871	22,250	1,773
Change in the fair value of investments, net of income (benefit) tax ($557), $7,890, ($53,272) and $43,017, respectively	(2,071)	15,318	(200,384)	83,503
Reclassification adjustment for realized gains (loss) included in net income, net of income tax (benefit) of $1,606, ($4,254), $2,275 and ($16,740), respectively	6,042	(8,258)	8,559	(32,494)
Total other comprehensive (loss) income	7,678	7,931	(169,575)	52,782

TOTAL COMPREHENSIVE INCOME	$877,494	$1,027,181	$1,700,319	$1,732,105

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,869,894	$1,679,323
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	366,058	350,196
Realized gains on investments, net	(26,532)	(187,177)
Deferred compensation	200,828	569,133
Effects of changes in operating assets and liabilities:
Accrued investment income	(4,419)	1,060
Accounts receivable	(5,337,658)	502,020
Deferred acquisition costs	(359,456)	10,428
Other assets	(312,923)	(217,008)
Claims payable	11,530	(325,766)
Unearned premium revenue	4,672,319	(107,939)
Other payables and accruals	629,214	(581,149)

Net cash provided by operating activities	1,708,855	1,693,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,521,078)	(3,585,005)
Sales of investments	1,778,827	2,968,344
Maturities of investments	600,000	490,000
Proceeds from the sale of property and equipment		920,752
Acquisition of property and equipment	(655,992)	(1,083,697)

Net cash used in investing activities	(798,243)	(289,606)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(41,400)	(39,600)
Payments on capital lease	(329,673)	(170,083)
Repurchase of redeemable common shares	(14,706)	(182,107)
Dividends paid	(570,330)	(547,443)

Net cash used in financing activities	(956,109)	(939,233)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,497)	464,282

CASH AND CASH EQUIVALENTS—Beginning of period	13,177,193	11,221,951

CASH AND CASH EQUIVALENTS—End of period	$13,131,696	$11,686,233

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$63,000	$46,900
Cash paid for income taxes	1,112,000	863,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$411,614	$10,882
Capital lease obligation		920,752

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned operating subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation; and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans to employer groups of all sizes and individuals. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2017 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 30, 2018. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $41,490,000 and $36,818,000 at September 30, 2018 and December 31, 2017, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $40,097,000 and $35,281,000 at September 30, 2018 and December 31, 2017, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,394,000 and $1,537,000 at September 30, 2018 and December 31, 2017, respectively. Management has determined that as of September 30, 2018 and December 31, 2017, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual or multi-year contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis and included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any unearned ASO fee revenue received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Self-insured ASO fees receivable and revenue received in advance were immaterial at September 30, 2018.

Self-insured premium revenue is recognized upon the adjudication of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any self-insured premium amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. The Company’s accounts receivable for self-insured premiums was approximately $302,000 at September 30, 2018. Collection of the self-insured premium revenue occurs within the first month after the reporting period. In addition, the Company also holds deposits from self-insured groups which were approximately $127,000 at September 30, 2018. Self-insured deposits are recorded as other payables and accruals in the accompanying condensed consolidated balance sheet.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $977,000 and $724,000 and amortized approximately $1,365,000 and $1,243,000 of these capitalized costs for the three months ended September 30, 2018 and 2017, respectively. The Company capitalized deferred acquisition costs of approximately $4,420,000 and $3,700,000 and amortized approximately $4,061,000 and $3,710,000 of these capitalized costs for the nine months ended September 30, 2018 and 2017, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Insurance contracts are not included in the scope of this new guidance and therefore our fully-insured dental HMO/IND and fully-insured dental PPO segments are not impacted. Our self-insured administrative fee revenue and self-insured premium revenue represent approximately 29% of our total premium revenue. We adopted the standard on January 1, 2018 using the modified retrospective approach. Upon adopting the guidance, the cumulative effect was presented as an adjustment to beginning retained earnings of approximately $53,000. There was no material change to the timing or pattern of revenue recognition due to the adoption of ASC 606. The net increase in premium revenue and healthcare services expense were approximately $6,000 for the nine months ended September 30, 2018.  The net increase in accounts receivable was approximately $610,000 and the net increase in other liabilities was approximately $551,000 at September 30, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces new guidance that requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are to be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. The new guidance will also require new qualitative and quantitative disclosures. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted by the Company. The Company’s implementation efforts are primarily focused on the review of its existing lease contracts as well as identification of other contracts that may fall under the scope of the new guidance. We do not expect the adoption to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 clarifies the fair value measurement disclosure requirements of ASC 820 by adding, eliminating and modifying disclosures. The effective date of ASU 2018-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on our Company’s consolidated financial position, cash flows and results of operations, but it is not expected to have a significant impact.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $1,100,000 and $1,150,000 as of September 30, 2018 and December 31, 2017, respectively. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $249,000 and $181,000 as of September 30, 2018 and December 31, 2017, respectively. The Company invested in corporate bonds with an amortized cost of approximately $8,341,000 and $8,240,000 as of September 30, 2018 and December 31, 2017, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at September 30, 2018, which consisted primarily of investment grade securities. At September 30, 2018, total bond fair value was approximately $8,117,000, which consisted of approximately $7,436,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $681,000 had a credit rating of BB+ or lower. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.36% at September 30, 2018. The weighted average maturity of the Company’s corporate bonds was 4.93 years at September 30, 2018.

At September 30, 2018 and December 31, 2017, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
September 30, 2018	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$600,000	$601,083	6.5%
Years 1-5	6,087,572	5,978,937	64.9%
Years 5-10	2,606,438	2,498,790	27.1%
Due after ten years	147,153	139,176	1.5%
Total	$9,441,163	$9,217,986	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2017	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$600,000	$600,767	6.4%
Years 1-5	5,326,884	5,320,683	56.5%
Years 5-10	3,313,024	3,340,138	35.5%
Due after ten years	150,374	149,236	1.6%
Total	$9,390,282	$9,410,824	100.0%

Investments classified at September 30, 2018 and December 31, 2017 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2018	Cost	Gain	Loss	Value
Money market fund	$249,371			$249,371
Certificates of deposit, short term	600,000	$1,083		601,083
Certificates of deposit, fixed maturities	499,932			499,932
Corporate bonds, fixed maturities	8,341,231	13,243	$(237,503)	8,116,971

Total investments	$9,690,534	$14,326	$(237,503)	$9,467,357

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Money market fund	$181,183			$181,183
Certificates of deposit, short term	600,000	$782	$(15)	600,767
Certificates of deposit, fixed maturities	550,000	983		550,983
Corporate bonds, fixed maturities	8,240,282	73,769	(54,977)	8,259,074

Total investments	$9,571,465	$75,534	$(54,992)	$9,592,007

Unrealized losses on investments at September 30, 2018 and December 31, 2017 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at September 30, 2018 or December 31, 2017.

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

The Company recorded deferred compensation expense of approximately $45,000 and $127,000 related to cash retention awards and share-based awards that were deferred at vesting and the change in the value of deferred employee compensation for the three months ended September 30, 2018 and 2017, respectively. The Company recorded deferred compensation expense of approximately $15,000 and $13,000 related to deferred director fees and deferred employee compensation for the three months ended September 30, 2018 and 2017, respectively.

The Company recorded deferred compensation expense of approximately $182,000 and $550,000 related to cash retention awards and share-based awards that were deferred at vesting and the change in the value of deferred employee compensation for the nine months ended September 30, 2018 and 2017, respectively. The Company recorded deferred compensation expense of approximately $45,000 related to deferred director fees and deferred employee compensation for the nine months ended September 30, 2018 and 2017, respectively.

In August 2018 and February 2017, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $45.00 and $42.50 per share, respectively. With the 2018 dividend, the holders of restricted share units and phantom shares received a dividend that resulted in an increase in the deferred compensation liability of approximately $129,000. With the 2017 dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $115,000.

At September 30, 2018 and December 31, 2017, the deferred compensation liability was approximately $5,023,000 and $4,822,000, respectively.

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017

Balance—January 1	$3,576,185	$3,743,551

Net incurred claims related to:
Current year	43,122,438	42,789,639
Prior years	(112,454)	80,300

Net incurred claims	43,009,984	42,869,939

Net paid claims related to:
Current year	39,541,781	39,583,233
Prior years	3,456,673	3,612,472

Net paid claims	42,998,454	43,195,705

Balance—September 30	$3,587,715	$3,417,785

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three and nine months ended September 30, 2018 was 27.9% with tax expense of approximately $337,000 and $724,000, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 35.6% with tax expense of approximately $564,000 and $929,000, respectively. The decrease in federal income tax is the result of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 34% to 21%. This reduction is offset by the non-deductible federal premium tax in 2018. Tax years subsequent to 2014 remain open to examination by the Internal Revenue Service (“IRS”), and 2013 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

On December 22, 2017, the U.S. Government issued the Tax Cuts and Jobs Act (the “Tax Act”). Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update the Company’s estimates and disclosure on a quarterly basis as interpretative guidance is received. During the period ended September 30, 2018, the U.S. Treasury Department (the “Treasury”) and the IRS have not issued further clarification or guidance on matters impacting the Company. We will complete our accounting for the effects of the Tax Act under the SAB 118 guidance in the fourth quarter of 2018.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	September 30, 2018			September 30, 2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized loss, net, on investments available for sale, beginning of period	$(246,870)	$(51,711)	$(195,159)	$53,214	$18,097	$35,117
Other comprehensive (loss) income before reclassification	(2,628)	(557)	(2,071)	23,208	7,890	15,318
Reclassification adjustment for realized investment loss (gains), net, included in realized gains on investments, net	7,648	1,606	6,042	(12,512)	(4,254)	(8,258)
Effect on other comprehensive income	5,020	1,049	3,971	10,696	3,636	7,060
Accumulated unrealized (loss) gains, net, on investments available for sale, end of period	$(241,850)	$(50,662)	$(191,188)	$63,910	$21,733	$42,177

Accumulated unrealized gains (loss), net, on interest rate swap, beginning of period	$30,478	$7,311	$23,167	$(5,330)	$(1,812)	$(3,518)

Other comprehensive income before reclassification	4,693	986	3,707	1,320	449	871
Effect on other comprehensive gains	4,693	986	3,707	1,320	449	871
Accumulated unrealized income (loss), net, on interest rate swap, end of period	$35,171	$8,297	$26,874	$(4,010)	$(1,363)	$(2,647)

Accumulated other comprehensive loss, beginning of period	$(216,392)	$(44,400)	$(171,992)	$47,884	$16,285	$31,599
Change in unrealized gains, net, on investments available for sale	5,020	1,049	3,971	10,696	3,636	7,060

Change in unrealized gains, net, on interest rate swap	4,693	986	3,707	1,320	449	871
Effect on other comprehensive income	9,713	2,035	7,678	12,016	4,085	7,931
Accumulated other comprehensive (loss) income, end of period	$(206,679)	$(42,365)	$(164,314)	$59,900	$20,370	$39,530

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized gains (loss), net, on investments available for sale, beginning of period	$972	$335	$637	$(13,376)	$(4,544)	$(8,832)
Other comprehensive (loss) income before reclassification	(253,656)	(53,272)	(200,384)	126,520	43,017	83,503
Reclassification adjustment for realized investment gains (loss), net, included in realized gains on investments, net	10,834	2,275	8,559	(49,234)	(16,740)	(32,494)
Effect on other comprehensive (loss) income	(242,822)	(50,997)	(191,825)	77,286	26,277	51,009
Accumulated unrealized (loss) gains net, on investments available for sale, end of period	$(241,850)	$(50,662)	$(191,188)	$63,910	$21,733	$42,177

Accumulated unrealized gains (loss), net, on interest rate swap, beginning of period	$7,005	$2,381	$4,624	$(6,697)	$(2,277)	$(4,420)

Other comprehensive income before reclassification	28,166	5,916	22,250	2,687	914	1,773
Effect on other comprehensive income	28,166	5,916	22,250	2,687	914	1,773
Accumulated unrealized income (loss), net, on interest rate swap, end of period	$35,171	$8,297	$26,874	$(4,010)	$(1,363)	$(2,647)

Accumulated other comprehensive gain (loss), beginning of period	$7,977	$2,716	$5,261	$(20,073)	$(6,821)	$(13,252)
Change in unrealized (loss) gains, net, on investments available for sale	(242,822)	(50,997)	(191,825)	77,286	26,277	51,009

Change in unrealized gains, net, on interest rate swap	28,166	5,916	22,250	2,687	914	1,773
Effect on other comprehensive (loss) income	(214,656)	(45,081)	(169,575)	79,973	27,191	52,782
Accumulated other comprehensive (loss) income, end of period	$(206,679)	$(42,365)	$(164,314)	$59,900	$20,370	$39,530

8.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $7,342,000 and $6,937,000 for the three months ended September 30, 2018 and 2017, respectively. The Company’s gross profit was approximately $20,905,000 and $19,017,000 for the nine months ended September 30, 2018 and 2017, respectively.

Listed below is financial information required for each reportable segment for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$12,667	$9,340	$3,327	$12,922	$9,352	$3,570
Fully-insured dental PPO	7,266	4,639	2,627	6,483	4,372	2,111
Self-insured dental	8,555	7,390	1,165	7,733	6,678	1,055
Corporate, all other	223		223	201		201
Total	$28,711	$21,369	7,342	$27,339	$20,402	6,937

Investment income			86			70
Realized (losses) gains on investments, net			30			55

Insurance expense			6,251			5,479

Income before income tax			$1,207			$1,583

Total assets-corporate			$76,616

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$37,999	$28,810	$9,189	$38,700	$29,375	$9,325
Fully-insured dental PPO	21,812	14,200	7,612	19,513	13,495	6,018
Self-insured dental	24,261	20,912	3,349	22,414	19,339	3,075
Corporate, all other	755		755	599		599
Total	$84,827	$63,922	20,905	$81,226	$62,209	19,017

Investment income			237			194
Realized (losses) gains on investments, net			26			187

Insurance expense			18,575			16,790

Income before income tax			$2,593			$2,608

Total assets-corporate			$76,616

Inter-segment revenues were not significant for the three and nine months ended September 30, 2018 and 2017.

9.	FAIR VALUE MEASUREMENTS

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

The following table presents each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$500	500		$551	$551
Investment grade corporate bonds		7,436	7,436		7,588	7,588
Non-investment grade corporate bonds		681	681		671	671
Short-term investments
Money market funds	$249		249	$181		181
Federally-Insured certificates of deposit		601	601		601	601
Deferred compensation investments (a)
Equity mutual fund investments	1,247		1,247	1,194		1,194
State guarantee fund deposits (b)
Government securities	1,843		1,843	1,763		1,763
Federally-Insured certificates of deposit		75	75		75	75
Interest rate swap (b)		35	35		7	7
Total	$3,339	$9,328	$12,667	$3,138	$9,493	$12,631

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

As of September 30, 2018 and December 31, 2017, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the three and nine months ended September 30, 2018. As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

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

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services to employer groups in Ohio, Kentucky, Indiana and Tennessee and dental HMO and dental PPO plans to individuals in Ohio, Kentucky and Indiana. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia, Tennessee, Kentucky, Virginia, Illinois, Missouri, Michigan and Wisconsin exchanges (“the FFM exchanges”). As of September 30, 2018, we had approximately 409,100 members in our dental and vision benefit programs with approximately 3,000 providers participating in our Dental Care Plus dental HMO network, approximately 3,200 providers participating in our DentaSelect dental PPO network and approximately 2,300 providers participating in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 46,000 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offers on the FFM exchanges in 2018. With this network access arrangement, FFM exchange members have access to approximately 16,800 providers across eleven FFM exchange states.

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

Highlights

–

We had net income of approximately $870,000 for the three months ended September 30, 2018 (the “2018 quarter”) compared to net income of approximately $1,019,000 for the three months ended September 30, 2017 (the “2017 quarter”).

–

We had net income of approximately $1,869,000 for the nine months ended September 30, 2018 (the “2018 period”) compared to net income of approximately $1,679,000 for the nine months ended September 30, 2017 (the “2017 period”). The increase in net income of approximately $190,000 was primarily the result of an increase in gross profit (total premium revenue less healthcare services expense) of approximately $1,888,000 and a reduction in federal income tax expense of approximately $205,000. These favorable impacts were offset by higher insurance expense of approximately $1,785,000, which was primarily the result of an increase in federal premium tax of approximately $600,000, commission and other acquisition costs of $379,000 and salaries and benefits of $249,000.

–

Our dental and vision product membership increased by approximately 20,000 members to approximately 409,100 members at September 30, 2018. This membership increase from September 30, 2017 is predominantly due to an increase in fully-insured dental PPO, self-insured dental and corporate all other membership totaling approximately 23,700 members, offset by a decrease in fully-insured HMO/IND dental membership of approximately 3,700 members.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased from 76.6% in the 2017 period to 75.4% in the 2018 period. The decrease in the loss ratio is primarily the result of a decrease in the utilization for our fully-insured dental HMO/IND business segment and our fully-insured dental PPO business segment.

–

In September 2018, we paid a dividend of $45.00 per share to shareholders of record for all Redeemable Common Shares. We paid a dividend in March 2017 of $42.50 per share to shareholders of record for all Redeemable Common Shares.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2018 quarter and the 2017 quarter, the 2018 period and the 2017 period.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	September 30, 2018	September 30, 2017	Change
Membership:
Fully-insured dental HMO/IND	158,100	161,800	(2.3% )
Fully-insured dental PPO	102,700	91,300	12.5%
Self-insured dental	104,000	96,800	7.4%
Corporate, all other	44,300	39,200	13.0%
Total membership	409,100	389,100	5.1%

	Three months ended	Three months ended
	September 30, 2018	September 30, 2017	Change
Premium revenue:
Fully-insured dental HMO/IND	$12,667	$12,922	(2.0% )
Fully-insured dental PPO	7,266	6,483	12.1%
Self-insured dental	8,555	7,733	10.6%
Corporate, all other	223	201	10.9%
Total premium revenue	28,711	27,339	5.0%

Investment income	86	70	22.9%
Realized (losses) gains on investments, net	30	55	(45.5% )
Total revenue	28,827	27,464	5.0%

Healthcare services expense:
Fully-insured dental HMO/IND	9,340	9,352	(0.1% )
Fully-insured dental PPO	4,639	4,372	6.1%
Self-insured dental	7,390	6,678	10.7%
Total healthcare service expense	21,369	20,402	4.7%

Insurance expense	6,251	5,479	14.1%

Income tax expense	337	564	(40.2% )

Net income	$870	$1,019	(14.6% )

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	Change
Premium revenue:
Fully-insured dental HMO/IND	$37,999	$38,700	(1.8% )
Fully-insured dental PPO	21,812	19,513	11.8%
Self-insured dental	24,261	22,414	8.2%
Corporate, all other	755	599	26.0%
Total premium revenue	84,827	81,226	4.4%

Investment income	237	194	22.2%
Realized (losses) gains on investments, net	26	187	(86.1% )
Total revenue	85,090	81,607	4.3%

Healthcare services expense:
Fully-insured dental HMO/IND	28,810	29,375	(1.9% )
Fully-insured dental PPO	14,200	13,495	5.2%
Self-insured dental	20,912	19,339	8.1%
Total healthcare service expense	63,922	62,209	2.8%

Insurance expense	18,575	16,790	10.6%

Income tax expense	724	929	(22.1% )

Net income	$1,869	$1,679	11.3%

Membership

Our fully-insured dental HMO/IND membership decreased by approximately 3,700 members from the 2017 period to the 2018 period. This membership decrease of approximately 16,900 was a result of employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO/IND membership losses were the result of corporate consolidations and employer groups moving to medical or other ancillary carriers to take advantage of multi-line packaged savings. These decreases were offset by an increase of 11,200 members from new sales to employer groups and an increase of 2,000 members from new sales of individual HMO products.

Our fully-insured dental PPO membership increased by approximately 11,400 members from the 2017 period to the 2018 period. This membership increase is due to new sales to employer groups of approximately 10,600 members and 800 members from new sales in individual PPO products. These increases were offset by the loss of approximately 8,000 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. The remaining increase of approximately 8,000 members is due to new sales of individual and on exchange dental PPO products in 2018.

Our self-insured dental membership increased by approximately 7,200 members from the 2017 period to the 2018 period. This increase is the result of new sales of approximately 2,200 members with employer groups and an increase of 5,000 members as a result of existing employer groups that increased membership from the 2017 period to the 2018 period.

Our corporate, all other membership increased by approximately 5,100 members as a result of increased membership in our vision plan.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2018 quarter decreased by approximately $255,000 compared to the 2017 quarter. A decrease in fully-insured dental HMO/IND group and individual membership resulted in a decrease in fully-insured dental HMO/IND premium revenue of approximately $265,000 that was offset by an increase in fully-insured dental HMO/IND group and individual revenue of approximately $10,000 due to higher overall premium rates on a PMPM basis.

Fully-insured dental HMO/IND premium revenue for the 2018 period decreased by approximately $701,000 compared to the 2017 period. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND premium revenue of approximately $847,000 that was offset by an increase in fully-insured dental HMO/IND revenue of approximately $146,000 due to higher overall premium rates on a PMPM basis.

Fully-insured dental PPO premium revenue for the 2018 quarter increased by approximately $783,000 compared to the 2017 quarter. Fully-insured dental PPO revenue increased by approximately $774,000 due to an increase in fully-insured PPO group and individual membership in the 2018 quarter. In addition there was an increase in fully-insured dental PPO revenue of approximately $9,000 due to an increase in overall premium rates on a PMPM basis during the 2018 quarter.

Fully-insured dental PPO premium revenue for the 2018 period increased by approximately $2,299,000 compared to the 2017 period. Fully-insured dental PPO revenue increased by approximately $2,720,000 due to an increase in fully-insured PPO group and individual membership in the 2018 period, offset by a decrease in fully-insured dental PPO revenue of approximately $421,000 due to lower overall premium rates on a PMPM basis.

Total self-insured dental revenue for the 2018 quarter increased approximately $822,000 compared to the 2017 quarter. Total self-insured dental revenue for the 2018 period increased approximately $1,847,000 compared to the 2017 period.

The self-insured dental segment revenue has two components:

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $783,000 to approximately $8,165,000 in the 2018 quarter from approximately $7,382,000 in the 2017 quarter. The self-insured claim revenue increased by approximately $553,000 due to an increase in membership of the self-insured product as well as an increase of approximately $230,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2018 quarter.

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $1,754,000 to approximately $23,104,000 in the 2018 period from approximately $21,350,000 in the 2017 period. The self-insured claim revenue increased by approximately $1,296,000 due to an increase in membership of the self-insured product as well as an increase of approximately $458,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2018 period.

Self-Insured ASO Fees – Self-insured ASO fees increased approximately $39,000 to approximately $390,000 in the 2018 quarter from approximately $351,000 in the 2017 quarter due to an increase in the self-insured membership for the 2018 quarter compared to the 2017 quarter.

Self-Insured ASO Fees – Self-insured ASO fees increased approximately $93,000 to approximately $1,157,000 in the 2018 period from approximately $1,064,000 in the 2017 period due to an increase in the self-insured membership for the 2018 period compared to the 2017 period.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, corporate, all other premium revenue increased by approximately $156,000 in the 2018 period compared to the 2017 period primarily due to an increase in vision membership during the 2018 period.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense decreased approximately $12,000 in the 2018 quarter compared to the 2017 quarter. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 2.0% from $19.31 PMPM in the 2017 quarter to $19.69 PMPM in the 2018 quarter. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of $192,000. This was offset by higher healthcare services utilization resulting in an increase of approximately $180,000 in the 2018 quarter compared to the 2017 quarter.

Fully-insured dental HMO/IND healthcare services expense decreased approximately $565,000 in the 2018 period compared to the 2017 period. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis decreased by 0.2% from $20.23 PMPM in the 2017 period to $20.28 PMPM in the 2018 period. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of $643,000. This was offset by higher healthcare services utilization resulting in an increase of approximately $78,000 in the 2018 period compared to the 2017 period.

Fully-insured dental PPO healthcare services expense increased by approximately $267,000 in the 2018 quarter compared to the 2017 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $522,000. This increase was offset by lower healthcare services expense on a PMPM basis that resulted in a decrease of approximately $255,000 in the 2018 quarter compared to the 2017 quarter. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 5.2% from $15.76 PMPM in the 2017 quarter to $14.94 PMPM in the 2018 quarter.

Fully-insured dental PPO healthcare services expense increased by approximately $705,000 in the 2018 period compared to the 2017 period. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,881,000. This increase was offset by lower healthcare services expense on a PMPM basis that resulted in a decrease of approximately $1,176,000 in the 2018 period compared to the 2017 period. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 7.7% from $16.13 PMPM in the 2017 period to $14.90 PMPM in the 2018 period.

Self-insured healthcare services expense increased by approximately $712,000 in the 2018 quarter compared to the 2017 quarter. An increase in self-insured healthcare services expense of $501,000 was due to an increase in membership in the 2018 quarter compared to the 2017 quarter. In addition, an increase in healthcare services expense on a PMPM basis resulted in an increase in self-insured healthcare services expense of approximately $211,000 in the 2018 quarter compared to the 2017 quarter. Self-insured healthcare services expense on a PMPM basis increased by 3.0% from $23.01 PMPM in the 2017 quarter to $23.69 PMPM in the 2018 quarter.

Self-insured healthcare services expense increased by approximately $1,573,000 in the 2018 period compared to the 2017 period. An increase in self-insured healthcare services expense of $1,174,000 was due to an increase in membership in the 2018 period compared to the 2017 period. In addition, an increase in healthcare services expense on a PMPM basis resulted in an increase in self-insured healthcare services expense of approximately $399,000 in the 2018 period compared to the 2017 period. Self-insured healthcare services expense on a PMPM basis increased by 1.9% from $22.12 PMPM in the 2017 period to $22.55 PMPM in the 2018 period.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2018 quarter increased approximately $772,000 compared to the 2017 quarter. Consolidated insurance expense for the 2018 period increased approximately $1,785,000 compared to the 2017 period. The higher consolidated insurance expense for the 2018 quarter and period was primarily due to the reinstatement of the federal premium tax as well as higher salaries, benefits and various other expenses in 2018. Insurance expense as a percentage of total premium revenue, or the insurance expense ratio, was approximately 21.9% and 20.7% for the 2018 and the 2017 period, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three and nine months ended September 30, 2018 was 27.9% with tax expense of approximately $337,000 and $724,000, respectively. The effective tax rate for the three and nine months ended September 30, 2017 was 35.6% with tax expense of approximately $564,000 and $929,000, respectively. The decrease in federal income tax rate is the result of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act, which reduced the corporate tax rate from 34% to 21%. This reduction is offset by the non-deductible federal premium tax in 2018. Tax years subsequent to 2014 remain open to examination by the Internal Revenue Service (“IRS”), and 2013 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

On December 22, 2017, the U.S. Government issued the Tax Cuts and Jobs Act (the “Tax Act”). Interpretive guidance of the Tax Act will be received throughout 2018, and we expect to update the Company’s estimates and disclosure on a quarterly basis as interpretative guidance is received. During the period ended September 30, 2018, the U.S. Treasury Department (the “Treasury”) and the IRS have not issued further clarification or guidance on matters impacting the Company. We will complete our accounting for the effects of the Tax Act under the SAB 118 guidance in the fourth quarter of 2018.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash decreased approximately $45,000, or 0.3% during the 2018 period to approximately $13,132,000 at September 30, 2018 from approximately $13,177,000 at December 31, 2017. The change in cash for the 2018 and 2017 period is summarized as follows (in thousands):

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Net cash provided by operating activities	$1,709	$1,693
Net cash used in investing activities	(798)	(290)
Net cash used in financing activities	(956)	(939)
(Decrease) increase in cash and cash equivalents	$(45)	$464

Cash Flows from Operating Activities

In the 2018 period, we had net income of approximately $1,870,000. An increase in billed accounts receivable resulted in a decrease in cash of approximately $575,000 in the 2018 period. Our non-cash deferred compensation activity was approximately $201,000 primarily due to current year vesting activity in the 2018 period. Deferred policy acquisition costs increased by approximately $359,000 as a result of the increase in the fully-insured business renewed in January 2018. Other assets increased by approximately $313,000 primarily due to the prepaid federal premium tax recorded in January 2018. In future years, the federal premium tax increase will be based on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. There was no federal premium tax in 2017. Other payables and accrued expenses increased, resulting in a net increase in cash flow from operations of approximately $629,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with the 2017 period.

Cash Flows from Investing Activities

During the 2018 period, we made purchases totaling approximately $2,521,000 of investment grade and non-investment grade corporate bonds and certificates of deposit in order to improve investment income. Also during the 2018 period, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that aggregated approximately $2,379,000. The remaining net cash of approximately $656,000 used in investing activities during the 2018 period was for purchases of computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2018 period, we made scheduled principal payments of approximately $41,000 related to our office building mortgage and scheduled payments of approximately $330,000 related to our capital leases. During the 2018 period, we paid dividends of approximately $570,000 to holders of our Redeemable Common Shares. In addition, we paid approximately $15,000 related to the repurchase of Redeemable Common Shares.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2017 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2018.

Financial Condition

Our consolidated cash and short term investments were approximately $14.0 million and $13.9 million as of September 30, 2018 and December 31, 2017, respectively. We expect to generate positive cash flow from operations during the balance of 2018. Based on total expenses for the nine months ended September 30, 2018, we estimate that we had approximately 46 days of cash and short term investments on hand at September 30, 2018. In addition, the Company has access to approximately $8.6 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2018 period or the 2017 period. As of September 30, 2018 and December 31, 2017, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2019. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2018 period or the 2017 period. At September 30, 2018 and December 31, 2017, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2019. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at September 30, 2018 and December 31, 2017.

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

Our largest subsidiary, Dental Care Plus Inc. (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend. During 2018, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $1,480,000. There were no dividends declared or paid by DCP in 2018 or 2017.

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

We attempt to reduce overall risk by maintaining a well-diversified fixed-maturity portfolio of investments. We invest in certificates of deposit, investment grade corporate bonds, non-investment grade corporate bonds, and money market funds, targeting what we believe to be optimal risk-adjusted after-tax yields. Risk, in this context, includes interest rate, call, reinvestment rate, credit and liquidity risk. We typically do not make a concerted effort to alter duration on a portfolio basis in response to anticipated movements in interest rates. By continually investing in certificates of deposit, money market funds and investment and non-investment grade corporate bonds, we believe the portfolio mitigates the impact of adverse economic factors.

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

We develop our estimate for the claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of September 30, 2018 and December 31, 2017, we considered actual paid claim data from October 2018 and January 2018. As a result, we were able to use the completion factors approach for all historical months at September 30, 2018 and December 31, 2017.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of September 30, 2018 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		September 30, 2018

(0.5)%		$3,878,320
0%	(estimate used)	3,587,715
0.5%		3,379,628

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

	Healthcare Service Expense

	2018		2017

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,498	$19.41	$21,425	$20.23
Second Quarter	21,054	19.20	20,383	19.24
Third Quarter	21,369	19.48	20,402	19.39
Fourth Quarter			19,398	18.59

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

Our portfolio includes approximately $8,117,000 and $8,259,000 of corporate bonds, approximately $249,000 and $181,000 of money market funds and approximately $1,101,000 and $1,152,000 of investments in FDIC-insured bank certificates of deposit at September 30, 2018 and December 31, 2017, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $250,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $257,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposit are all classified as available-for-sale.

At September 30, 2018 and December 31, 2017, we had a mortgage note with a bank with an outstanding principal balance of $1,054,000 and $1,095,000, respectively, with a variable rate based on LIBOR plus 1.95%. In December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three and nine months ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We repurchased and retired 6 Class A, 66 Class B and 250 Class C shares during the three months ended September 30, 2018 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2018	0	0	0	N/A	0	N/A
August 1 – August 31, 2018	0	0	250	$1,304.86	0	N/A
September 1 – September 30, 2018	6	66	0	$1,225.47	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

31.1	CEO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

November 14, 2018	By: /s/ Anthony A. Cook
Anthony A. Cook.
President, Chief Executive Officer and Director
Principal Executive Officer

November 14, 2018	By: /s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
Vice President and Chief Financial Officer
Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

31.1	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three and nine months ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language).

______________