Form 10-K
period 2018-12-31
DCP Holding CO
filed 2019-03-22
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For this fiscal year ended December 31, 2018

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

YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

YES  ☐    NO  ☒

As of June 30, 2018, the aggregate book value of the registrant’s Redeemable Common Shares, without par value, held by non-affiliates of the registrant was approximately $16.5 million. The value of a redeemable common share is based on the book value per share in accordance with the Company’s Articles of Incorporation and Code of Regulations. As of June 30, 2018, the number of Class A, Class B and Class C Redeemable Common Shares outstanding was 500; 8,653; and 3,771, respectively.

The number of Class A, Class B and Class C Redeemable Common Shares, without par value, outstanding as of March 22, 2019 was 491; 8,554; and 3,521, respectively.

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

Overview

Headquartered in Cincinnati, Ohio, DCP Holding Company, doing business as the Dental Care Plus Group (“DCPG” or the “Company”), offers to employer groups of all sizes health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans in Ohio, Kentucky, Indiana, Michigan and Tennessee. In 2018, the Company offered low cost dental PPO plans to individuals and small groups on the federally facilitated market exchanges in Ohio, Indiana, Georgia, Pennsylvania, Tennessee, Kentucky, Illinois, Virginia, Michigan, Missouri and Wisconsin (“the FFM exchanges”) and individual dental HMO and dental PPO plans in Ohio, Kentucky, Indiana, Michigan and Tennessee. As of December 31, 2018, we had approximately 366,700 members in our dental benefit plans and approximately 41,500 members in our vision benefit plans. We market our products through a network of independent brokers and consultants.

We had approximately 3,000 providers participating in our Dental Care Plus dental HMO network, approximately 3,200 providers participating in our DentaSelect dental PPO network and approximately 2,300 providers participating in our Balanced Value dental PPO network at December 31, 2018. The Company has a network access agreement with a national dental network management company that has one of the largest networks of providers under contract in the United States. With this network access agreement, our Company dental PPO members have access to approximately 2,800 additional providers in our operating territories and approximately 46,400 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2018. With this network access arrangement, FFM exchange members have access to approximately 12,700 providers across the eleven FFM exchange states.

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

Managed Dental Benefits Market

The following table shows the estimated 2017 and 2016 dental enrollment statistics for the United States:

	Estimated		Estimated		%
	2017	% of	2016	% of	Change
	Enrollment	Total	Enrollment	Total	2016 to 2017

Dental HMO	10,860,624	6.5%	11,405,719	6.9%	-4.8%

Dental EPO	1,333,151	0.8%	1,049,140	0.6%	27.1%

Dental PPO	141,044,624	84.9%	132,988,202	81.0%	6.1%

Dental Indemnity	4,561,646	2.7%	10,494,506	6.4%	-56.5%

Discount Dental	7,882,162	4.7%	7,763,854	4.7%	1.5%

Direct Reimbursement	489,218	0.3%	504,831	0.3%	-3.1%

Total Commercial Dental	166,171,425	100.0%	164,206,252	100.0%	1.2%

Medicaid / SCHIP	74,638,569		74,778,574		-0.2%

Other Public	13,160,992		9,127,768		44.2%

Total Publicly Funded Dental	87,799,561		83,906,342		4.6%

Unassigned	-		1,013,187

Estimated Total Dental	253,970,986		249,125,781		1.9%

Source: NADP & Delta Dental Association Joint Dental Benefits Report, September 2018

According to the National Association of Dental Plans (“NADP”), in 2017 approximately 254 million persons residing in the United States were covered by some form of dental benefit through employer-sponsored group plans, other group or individual plans, or publicly funded dental coverage. These enrolled members represent approximately 78% of the U.S. population. This enrollment level represents an increase of approximately 1.9% from the estimated 2016 enrollment level of 249 million persons. This enrollment increase is primarily due to a 4.6% increase in publicly funded dental enrollment and in part due to a 1.2% increase in commercial dental enrollment in 2017 resulting from increases in the dental EPO, PPO and discount dental product categories.

The following table shows the estimated 2017 and 2016 dental enrollment statistics for Ohio and Kentucky, the two primary states in which we had group dental business:

	Ohio
	Estimated		Estimated		%
	2017	% of	2016	% of	Change
	Enrollment	Total	Enrollment	Total	2016 to 2017

Dental HMO	349,389	3.9%	283,392	3.2%	23.3%

Dental EPO	45,221	0.5%	31,315	0.4%	44.4%

Dental PPO	5,363,202	60.6%	5,006,914	56.2%	7.1%

Dental Indemnity	77,329	0.9%	105,889	1.2%	-27.0%

Discount Dental	173,597	2.0%	167,954	1.8%	3.4%

Individual Exchange	-	0.0%	12,400	0.1%	-100.0%

Medicaid / SCHIP	2,845,785	32.1%	2,910,351	32.7%	-2.2%

Other Public	-	0.0%	389,787	4.4%	-100.0%

Total Dental	8,854,523	100.0%	8,908,002	100.0%	-0.6%

	Kentucky
	Estimated		Estimated		%
	2017	% of	2016	% of	Change
	Enrollment	Total	Enrollment	Total	2016 to 2017

Dental HMO	147,790	4.5%	134,492	3.9%	9.9%

Dental EPO	5,157	0.1%	5,435	0.2%	-5.1%

Dental PPO	1,785,764	54.6%	1,772,853	52.1%	0.7%

Dental Indemnity	14,958	0.5%	80,515	2.4%	-81.4%

Discount Dental	41,235	1.3%	36,332	1.1%	13.5%

Individual Exchange	-	0.0%	14,613	0.4%	-100.0%

Medicaid / SCHIP	1,272,976	39.0%	1,230,475	36.2%	3.5%

Other Public	-	0.0%	124,905	3.7%	-100.0%

Total Dental	3,267,880	100.0%	3,399,620	100.0%	-3.9%

Source: NADP & Delta Dental Association Joint Dental Benefits Reports dated September 2018 and August 2017

According to the NADP, total dental enrollment in Ohio decreased 0.6% in 2017 compared to 2016. Total dental HMO enrollment in Ohio increased 23.3% in 2017, whereas the national dental HMO enrollment decreased by approximately 4.8%. Total dental EPO enrollment in Ohio increased by 44.4% in 2017, compared to the national dental EPO enrollment increase of 27.1%. Total dental PPO enrollment in Ohio increased by 7.1% in 2017, compared to the national dental PPO enrollment increase of 6.1%. In Ohio, total dental indemnity enrollment decreased by 27%, compared to the national dental indemnity enrollment decrease of 56.5%. Total discount dental enrollment in Ohio increased by 3.4%, compared to the national discount dental enrollment increase of 1.5%. Medicaid / State Children’s Health Insurance Program (“SCHIP”) dental enrollment in Ohio decreased 2.2% in 2017, compared to the national Medicaid / SCHIP dental enrollment decrease of 0.2%.

Total dental enrollment in Kentucky decreased 3.9% in 2017 compared to 2016. Total dental HMO enrollment in Kentucky increased 9.9% in 2017, whereas dental HMO enrollment in the United States decreased by approximately 4.8%. Total dental EPO enrollment in Kentucky decreased by 5.1% in 2017, whereas the national dental EPO enrollment increased by approximately 27.1%. Total dental PPO enrollment in Kentucky increased by 0.7% in 2017, compared to the national dental PPO enrollment increase of 6.1%. In Kentucky, total dental indemnity enrollment decreased by 81.4%, which represents a larger percentage decrease than the national dental indemnity enrollment decrease of 56.5%. Total discount dental enrollment in Kentucky increased by 13.5% in 2017, compared to the total discount dental enrollment in the United States increase of approximately 1.5%. Medicaid / SCHIP dental enrollment in Kentucky increased by 3.5% in 2017, whereas the national Medicaid / SCHIP dental enrollment decreased by approximately 0.2%.

Our Products

The following table presents our product membership, premiums and administrative services only (“ASO”) fees in our respective business segments for the three years ended December 31:

2018	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	158,700	$50,710				$50,710	45.1%
Fully-Insured Dental PPO	101,100	28,658				28,658	25.5%
Self-Insured Dental	106,900	30,316	(1)	$1,552	(2)	31,868	28.4%
Other Products	41,500	-		1,078	(3)	1,078	1.0%
Total	408,200	$109,684		$2,630		$112,314	100.00%

2017	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	159,500	$51,419				$51,419	47.8%
Fully-Insured Dental PPO	89,800	25,936				25,936	24.1%
Self-Insured Dental	97,000	28,002	(1)	$1,425	(2)	29,427	27.3%
Other Products	40,300	-		807	(3)	807	0.8%
Total	386,600	$105,357		$2,232		$107,589	100.00%

2016	Membership	Premiums (000's)		Other Fees (000's)		Total Premium Revenue (000's)	Percent of Total Premium Revenue
Fully-Insured Dental HMO/IND	167,000	$53,393				$53,393	50.6%
Fully-Insured Dental PPO	79,500	22,363				22,363	21.2%
Self-Insured Dental	95,500	27,676	(1)	$1,391	(2)	29,067	27.5%
Other Products	40,100	-		771	(3)	771	0.7%
Total	382,100	$103,432		$2,162		$105,594	100.00%

(1)	Self-insured dental premium revenue or premium equivalent revenue is based on the gross amount of claims incurred by self-insured members and is recognized as revenue when those claims are processed.
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

Our products primarily consist of dental HMO, dental indemnity and dental PPO plans, with fully-insured products constituting 70.6% of our total premium revenues for 2018. Substantially all of our products are marketed to employer groups through brokers and consultants. In addition, our individual dental products are marketed on our website, sometimes with the assistance of brokers, and our exchange dental products are marketed on the government’s website at www.healthcare.gov. Our business model allows us to offer dental benefit products including broad networks of participating providers while at the same time promoting the use of private practice fee-for-service dentistry, a primary interest of our participating providers. The dental benefit products we offer currently vary depending on geographic markets.

We currently market our group dental products to employers in Ohio, Kentucky, Indiana, Michigan and Tennessee. Our products may be offered to employer groups as “bundles,” where the subscribers are offered a combination of dental HMO, dental PPO and dental indemnity options, with various employer contribution strategies as determined by the employer. Individuals may become subscribers of our group dental plans through their employers and qualified family members of these subscribers become members through such individuals. Employers may pay for all or part of the premiums, and make payroll deductions for any premiums payable by the employees.

In 2018, we offered fully insured individual and small group dental PPO plans on the FFM exchanges. This business is included in our fully insured dental PPO segment. In 2018, we offered fully insured individual dental HMO and dental PPO plans in Ohio and Kentucky and dental PPO plans in Indiana. This business is included in our fully insured dental HMO and fully insured dental PPO segments.

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

DentaPremier- We offer DentaPremier, our dental indemnity product underwritten and administered by Dental Care Plus, to employers who participate in our Dental Care Plus HMO fully-insured plans with out-of-area members or members that require complete freedom of provider access. Plan designs range from full premium payments by the employer to shared contributions of varying proportions by the employer and its employees to full payment by the employees. Members are responsible for paying annual deductible amounts, co-payments and balance billings. Premium rates for DentaPremier are generally higher than premium rates for our dental HMO and PPO products.

For the year ended December 31, 2018, fully-insured dental HMO/IND premiums totaled approximately $50.7 million, or 45.1% of our total premiums and ASO fees.

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

DentaTrust and DentaSpan– Our individual dental PPO product for the Ohio, Indiana, Pennsylvania, Georgia, Tennessee, Kentucky, Virginia, Illinois, Missouri, Michigan and Wisconsin exchanges (“the FFM exchanges”), DentaTrust, and our small group dental PPO product for the FFM exchanges, DentaSpan, are underwritten by Dental Care Plus and administered by two independent third party administrators (“TPAs”). Pediatric members under the age of 19 have pediatric oral health benefits that meet the requirements of the Affordable Care Act (“ACA”). Adult members have benefits that are subject to waiting periods on basic dental services and major dental services. All DentaTrust and DentaSpan members have out-of-network benefits.

For the year ended December 31, 2018, fully-insured dental PPO premiums totaled approximately $28.7 million, or 25.5% of our total premiums and ASO fees.

Self-Insured Dental

Our self-insured dental segment includes our ASO dental HMO, dental PPO and dental indemnity products, which we offer through Dental Care Plus to employers who self-insure their employee dental plans. These employers pay all claims from network providers according to our fee schedules. In the case of our dental PPO and dental indemnity products, employers pay claims from non-network providers based on a maximum allowed fee schedule. We provide administrative and claims processing services, benefit plan design, and access to our provider networks for an administrative fee, generally to self-insured groups. These products are offered only to employer groups that have chosen to bear the claims risk for the dental benefits of employees and their family members. Self-insured employers retain the risk of financing all of the cost of dental benefits. For the year ended December 31, 2018, self-insured revenue totaled approximately $31.9 million, or 28.4% of our total premiums and ASO fees.

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

The commission and administrative fee revenue that we earned related to the dental PPO, dental indemnity and vision benefit product lines underwritten by third-party insurance carriers totaled approximately $1.1 million, or 1% of total premiums and ASO fees, for the year ended December 31, 2018.

Seasonality of Dental Service Utilization

Based on our healthcare services expense on a per member per month (“PMPM”) basis that adjusts the quarterly healthcare services expense for membership volume changes, our dental plan members have historically used their dental plan benefits according to a seasonal pattern. In 2016, our quarterly healthcare services expense was above average in the first quarter, below average in the second quarter, above average in the third quarter and lowest in the fourth quarter. In 2017, our quarterly healthcare services expense was above average in the first quarter, below average in the second quarter, slightly higher than average in the third quarter and lowest in the fourth quarter. In 2018, our quarterly healthcare services expense was above average in the first, second and third quarters and below average in the fourth quarter. The following table shows these trends in tabular form:

	2018		2017		2016

	$000’s	$PMPM	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$21,498	$19.41	$21,425	$20.23	$21,047	$20.66
Second Quarter	21,054	19.20	20,383	19.24	19,795	19.26
Third Quarter	21,369	19.48	20,402	19.39	20,312	19.79
Fourth Quarter	20,150	18.34	19,398	18.59	19,346	18.88
Calendar Year	$84,071	19.11	$81,608	19.37	$80,500	19.65

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

Business Strategy

Our objective is to become one of the leading providers of dental benefits in the Midwest. Our strategy is to continue increasing membership in all of our plans by gaining new employer groups and individual customers, acquiring other similar dental plans, adding more participating providers to our provider networks and increasing our product offerings. We intend to further develop the use of dental PPO products as a means to grow membership sufficient to recruit providers into our dental PPO provider networks. In order to pursue our acquisition strategy, we need access to additional capital.

Our Dental Care Plus HMO plans offer both the broad provider access ordinarily attributed to a dental PPO and the utilization review and cost control features of a dental HMO. The combination of a large provider network, competitive pricing and renewal practices, and an emphasis on outstanding customer service have allowed us to effectively compete with dental PPOs. Because we are majority owned by providers who participate in one or more of our networks we often have a competitive advantage in recruiting and retaining providers for our networks.

We offer low cost dental PPO plans on the various federally facilitated exchanges. These dental PPO plans include the pediatric oral health benefit that is one of the essential health benefits required by the ACA. The family plans also include dental coverage for adults. We currently offer these exchange certified dental PPO plans on the FFM exchanges.

Membership Retention- Employers generally contract with our dental plans for a period of one year. Continuous marketing and sales efforts are made to obtain contract renewals on an annual basis. The ability to obtain contract renewals depends on our premium rates, competitive bids received by employers from our competitors, and employee satisfaction with our plans, among other factors. The cost of replacing lost members is higher than retaining members. We strive for consistent employer and broker contracts and fair, justified renewal pricing in order to increase retention rates. We achieved a group dental retention rate of approximately 94.6% in 2018, compared to retention rates of 92.1% and 94.8% in 2017 and 2016, respectively.

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

During 2017, the Board of Directors established a Special Committee to consider strategic alternatives available to the Company, including consideration of certain third party proposals made to the Company.  The significant amount of work by the Special Committee and advisors to the Special Committee resulted in increased director compensation expense and professional expense during 2017 and 2018.  As discussed on our Current Report on Form 8-K filed with the Commission on March 14, 2019, the Company entered into Agreement with DentaQuest, LLC dated March 12, 2019 pursuant to which the Company will be merged with a subsidiary of DentaQuest, LLC and our shareholders will receive cash in exchange for their Company commons shares (the “Merger”). The Merger is subject to approval of our shareholders, regulatory approval and other customary conditions.

Provider Networks

Our networks are important to the success of our dental HMO and dental PPO plans. We maintain networks comprised of providers who have contracted with our subsidiaries. As of December 31, 2018, we had contracts with approximately 3,000 providers operating out of 7,217 office locations in our dental HMO network. Of these participating provider office locations, there are 3,665 in Ohio, 2,729 in Kentucky, 734 in Indiana, and 89 in other states. As of December 31, 2018, we had provider contracts with approximately 3,200 providers operating out of 7,664 office locations in our DentaSelect dental PPO network. Of these participating provider office locations, there are 4,016 in Ohio, 2,776 in Kentucky, 753 in Indiana, and 119 in other states. As of December 31, 2018, we had provider contracts with approximately 2,300 providers operating out of 6,125 office locations in our Balanced Value dental PPO network. Of these participating provider office locations, there are 2,966 in Ohio, 2,348 in Kentucky, 716 in Indiana, and 95 in other states. We actively recruit providers in each of our markets. In some instances, we identify expansion area counties where additional providers are needed and locate providers in these expansion area counties by reviewing state dental licensure records. In other cases, new employer group customers request that we recruit specific providers to which their employees desire access.

Before a provider can become a participating provider, we engage in due diligence regarding the provider’s professional licenses, training and experience, and malpractice history. The provider must also be recommended by our Clinical Affairs Committee consisting of experienced providers who represent various dental specialties and some of whom are also members of our Board of Directors (the “Board”).

Our provider contracts require that participating providers participate in periodic fee surveys for the purpose of establishing our fee schedules, to participate in and be bound by our utilization review and credentialing plans (see “Utilization Review and Quality Assurance Policies” below), to maintain a state license in good standing to practice dentistry, to maintain professional liability insurance coverage in amounts determined by our Clinical Affairs Committee, and to maintain patient records in a confidential manner. Our provider contracts are for a term of one year and are automatically renewed for successive one year periods unless a written termination notice is given by either party on 30 days’ notice.

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

The Company has a network access agreement with a national dental network management company that has one of the largest networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 2,800 additional providers in our operating territories and approximately 46,400 additional providers throughout the United States. The Company also has a network access arrangement with another national dental administration company for the dental PPO plans that we offered on the FFM exchanges in 2018. With this network access arrangement, FFM exchange members have access to approximately 12,700 providers across the eleven FFM exchange states.

Employees

At December 31, 2018, we had 96 employees. We have no collective bargaining agreements with any unions and believe that our overall relations with our employees are good.

Agencies, Brokers and Consultants

Many of our employer groups and individual customers are represented by agencies, brokers and consultants who assist these customers in the design and purchase of health care products. We generally pay agencies, brokers and consultants a commission based on premiums collected, with commissions varying by market and premium volume, pursuant to our standard agreement. In addition to commissions based directly on premium volume for sales to particular customers, we also have programs that pay agents and brokers on other criteria. These include commission bonuses based on sales that attain certain levels or involve particular products. During 2018, approximately 42% of our business was generated by five independent agencies, one of which was responsible for generating approximately 17% of our total premium revenue.

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

Credentialing

We have a dedicated provider credentialing department that communicates with network providers and performs credentialing and re-credentialing of each participating provider. The Clinical Affairs Committee also has oversight of the credentialing of new providers that apply to be participating providers in our provider networks. This committee also oversees the periodic re-credentialing of providers already in one or more of our existing provider networks and evaluates whether a provider should be terminated from one or more of the provider networks if an action is filed against the provider with a state dental board or other regulatory agency or the provider loses his/her medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating providers maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board for consideration and appropriate action.

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

Competition

The marketing and sale of commercial fully-insured and self-insured dental benefit plans is highly competitive. Rising health care benefit premiums and changes in the economy have had an impact on the number of companies able to offer dental benefits to their employees. We primarily compete with medical and full-line ancillary carriers, other dental HMO carriers and national insurance companies that offer dental or vision coverage. Many of the companies with whom we compete are larger, have well-established local, regional, and/or national reputations, and have substantially greater brand recognition and financial and sales resources. It is possible that other competitors will emerge as the market for dental plans continues to develop. In group and individual dental insurance, our primary competitors are Guardian, MetLife, Humana and Anthem. These companies offer dental indemnity and dental PPO plans. Other competitors include Delta Dental of Ohio and Delta Dental of Kentucky that operate as dental HMOs, dental PPOs and dental POSs in which members receive certain benefit incentives to receive services from network providers. Most of these dental plans are similar to those offered by us in design, and they also pay providers on a fee-for-service basis. Dental indemnity plans lack the basic characteristics of a dental HMO plan, including contractually enforced utilization and quality assurance standards, limitations on providers’ fees, and members are not restricted to participating providers. Dental PPO plans include both in-network benefits similar to those of a dental HMO plan and out-of-network benefits like those associated with a dental indemnity plan.

In the exchange dental business, our main competitors are Humana, Anthem, TruAssure, Dentegra and Best Life. Our main competitors in the fully-insured vision benefit area are Vision Service Plan and EyeMed, a subsidiary of Luxottica Group. We believe that our exchange dental plans and vision benefit plans are competitively priced and include sufficient benefits to compete effectively.

The Company believes the changing competitive dynamics will require significant additional capital for the Company to remain competitive. These dynamics include:

●

The long-term trend in the industry that favors integrating our health/dentistry as a subspecialty of medicine and that trend has long-term implication to the competitive environment and dynamics in the industry;

●	An increase in “bundling” of medical and dental benefits by large medical insurance providers and the pricing of the dental benefits portion at lower margins than stand-alone dental plans;

●	If a unified administrative system for medical and dental benefits is achieved, the current competitive environment will be even more competitive.

Customers

During 2018, approximately 10% of our total premium revenue was generated by five fully-insured employer groups. Also during 2018, approximately 12% of our total revenue was generated by two self-insured employer groups.

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

Dental Care Plus’s statutory annual statements for the year ended December 31, 2018, filed with the Ohio Department of Insurance, reflected total adjusted capital in excess of Company Action Level RBC.

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

Executive Officers

Each of our executive officers is appointed to serve a one-year term. In 2018, Anthony A. Cook and Robert C. Hodgkins, Jr. were the only executive officers of the Company. Mr. Cook resigned as President and Chief Executive Officer of the Company in December 2018.

The name and age of each of the executive officers of the Company in 2018 and current executive officers of the Company follows along with a brief professional biography.

Anthony A. Cook, MS, MBA, 68, was President and Chief Executive Officer and a member of the Company’s Board of Directors. In 2018, Mr. Cook resigned as President and Chief Executive Officer in December 2018 and did not stand for re-election to the Board in 2018. Mr. Cook currently serves as an assistant to the President for corporate development and strategy on a part-time basis. Mr. Cook was President and Chief Executive Officer of Dental Care Plus from February 2001 through December 2018 and, upon reorganization of Dental Care Plus, also assumed the role of President and Chief Executive Officer for the Company from July 2004 through December 2018. Mr. Cook serves as a Director of the Company from November 2008 through October 2018. Mr. Cook has over 30 years of management experience in the health care industry. He has HMO experience as a Plan Administrator, the Director of Health Systems for the largest Blue Cross and Blue Shield HMO in Ohio, as well as the Executive Director of a provider owned health plan. Before arriving at Dental Care Plus, Mr. Cook consulted with executives of health care organizations in developing capabilities to succeed in a managed care environment. Mr. Cook has a bachelor’s degree in psychology and a master’s degree in guidance and counseling from Youngstown State University as well as a Master of Business Administration degree from Baldwin-Wallace College in Cleveland, Ohio.

Robert C. Hodgkins, Jr., MBA, CPA, 59, President, Chief Executive Officer and Chief Financial Officer. Effective January 1, 2019, Mr. Hodgkins became been President, Chief Executive Officer of the Company. From July 2003 through December 2018, Mr. Hodgkins served as Vice President-Chief Financial Officer of Dental Care Plus and, upon reorganization of Dental Care Plus, served as Vice President-Chief Financial Officer of the Company from July 2004 through December 2018. Previously, Mr. Hodgkins was a Senior Manager in the Cincinnati office of PriceWaterhouseCoopers LLP, specializing in financial management and consulting to the health care industry from 1997 through 2002. Mr. Hodgkins also was a Director in the Finance Division of Blue Cross Blue Shield of Massachusetts (BCBSMA) from 1995 through 1997. He is a Certified Public Accountant licensed in Ohio and a past President of the Southwestern Ohio Chapter of the Healthcare Financial Management Association. He holds a Bachelor of Science degree in Industrial Engineering from Northwestern University and a Master of Business Administration from the J.L. Kellogg Graduate School of Management at Northwestern University.

Jodi M. Fronczek, 47, Vice President and Chief Operations Officer. Ms. Fronczek has been employed by Dental Care Plus and then the Company since May 1990. She has served as the Chief Operations Officer for the Company since February 2010 and was promoted to as Vice President effective January 2019. Previously she served as the Director of Group Benefits and Product Development from 2006 through 2010, Director of Claims and Member Services from 1997 through 2006, and Claims Manager from 1991 through 1997. Ms. Fronczek is a graduate of the University of Cincinnati and holds an Associate degree in office administration. She actively represents the Company as a member of the National Association of Dental Plans (NADP) and the National Dental EDI Council (NDEDIC).

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

During 2018, approximately 10% of our total premium revenue was generated by five fully-insured employer groups. Also during 2018, approximately 12% of our total revenue was generated by two self-insured employer groups. If our relationship with any one of these employers were to terminate, our dental membership and the related premium revenue would decrease, which could lead to lower net income.

A small number of independent brokers source a substantial portion of our business, and the loss of any one such broker could result in a loss of substantial premium revenue.

During 2018, approximately 42% of our business was generated by five independent brokers, one of which was responsible for generating approximately 16.9% of our total premium revenue. If our relationship with any of these brokers were to terminate, our premium revenue could decrease materially.

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

A.M. Best assigns a rating to companies that have, in their opinion, an ability to meet their ongoing obligations to policyholders, but are financially vulnerable to adverse changes in underwriting and economic conditions. In July 2018, 2017, 2016 and 2015 A.M. Best affirmed our B+ (Good) rating. In July 2014, A.M. Best upgraded our rating to B+ (Good) with a stable outlook. In July 2013, A.M. Best upgraded our B (Fair) rating. Prior to July 2013, our B- (Fair) rating was annually affirmed in each year from 2006 through 2012. Our A.M. Best rating is a measure of our financial strength relative to other insurance companies and is not a recommendation to buy, sell or hold securities. The rating assigned by A.M. Best Company is based, in part, on the ratio of our fully-insured premium revenue to our statutory capital and surplus. If Dental Care Plus continues to experience growth in its fully-insured premium revenue but does not retain enough of its earnings or obtain new sources of capital, the rating assigned to Dental Care Plus may be downgraded. If a downgrade were to occur, employer groups may decline to renew their annual or multi-year contract with us, and brokers may refuse to market our dental products. In addition, a downgrade may make it difficult for us to contract with new employer groups and new brokers. The loss of existing employer groups, and the loss of brokers may lead to a loss of premium revenue.

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

Many of the health insurance companies that operate in the Ohio, Kentucky, Indiana, Michigan and Tennessee markets offer combined medical, dental and vision plans to employer groups. If these companies offer a premium concession on the medical plan to an employer group that signs up for their dental or vision plan as well, employer groups may decide to purchase the bundled medical, dental and vision plans to save money on their medical premium. As a result, we could experience significant loss of premium revenues.

We are subject to substantial federal government regulation. New laws or regulations, changes in existing laws or regulations and changes in public policy could adversely affect the markets for our products and our profitability.

Public Policy - It is not possible to predict with certainty the effect of fundamental public policy changes that could adversely affect the Company.  On March 23, 2010, the ACA was passed into law. Thus far, in the states in which we operate, the provisions of the ACA have been inconsistently implemented which makes it difficult for a stand-alone dental plan to enroll and retain membership. In accordance with the provisions of the ACA of 2010, effective January 1, 2014, the federal government imposed an annual assessment on all U.S. health insurers of approximately $8 billion in 2014. This annual assessment increases each year and is expected to be $16.0 billion in 2019. This annual assessment is allocated to individual health insurers based on the ratio of the insurer’s net premiums written during the preceding calendar year to the total health insurance premiums for any U.S. risk premium written for that same year.

The uncertainty relative to the continuation of the federal premium tax assessment and the amount of such assessment affects our financial condition and our ability to accurately forecast our performance and financial condition, and can adversely impact or ability to compete with larger dental insurance companies. In addition, more employer groups may choose self-funding in order to avoid the federal premium tax, which could result in lower gross profit for the Company.

President Trump and Congress may legislate additional changes in health care policy that could materially affect our profitability and cash flow, our ability to retain or grow our business and our financial position. Finally, we are unable to predict how the cost to employers of complying with this law will affect decisions those employers make with respect to offering dental and/or vision benefits to employees. If the federal government eliminates the FFM exchanges, this would have a material impact on our premium revenue, gross profit and earnings. During 2018, approximately 5.9% of our total premium revenue was generated through the FFM exchanges, which equates to approximately 15.7% of our total gross profit.

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

As of December 31, 2018, approximately 295 of our network provider shareholders were 60 years old or older and these shareholders owned, in the aggregate, 5,245 of our Class A and Class B Redeemable Common Shares. Pursuant to the Company’s Second Amended and Restated Code of Regulations (the “Code of Regulations”), retiring providers have the right to require the Company to repurchase such provider’s common shares on the terms contained in the Code of Regulations. Generally, we will be required to purchase the shares for a price equal to the book value of his or her common shares at the time of the redemption request and the repurchase will typically occur within three months of the date the request is made. However, the Code of Regulations provides for other payment terms and timing in certain circumstances. We will need to fund these anticipated increased shareholder redemptions by retaining earnings or raising additional capital.

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

We purchased a perpetual license to use our dental administration and claims payment software in 2005. Our software maintenance agreement with the licensor extends to December 31, 2019. The company that supports and maintains our dental administration software is migrating to a new platform. In 2018, we have signed an agreement with the licensor to obtain an upgrade to our license whereby we will be able to modify and maintain the software ourselves.

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

Holders

As of December 31, 2018, there were 491 holders of Class A Redeemable Common Shares, 520 holders of Class B Redeemable Common Shares and 39 holders of Class C Redeemable Common Shares.

Dividend Policy

On August 15, 2018, our Board of Directors declared a $45.00 per share dividend for all holders of Class A, Class B and Class C Redeemable Common Shares of record on September 4, 2018, paid on September 21, 2018. With the dividend, the holders of restricted share units received a cash dividend. The Board of Directors have sole discretion as to whether to declare a dividend.

See Item 12 under PART III for securities authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities

In the fourth quarter of 2018 we did not have any sales of unregistered securities.

Performance of Redeemable Common Shares

Pursuant to our Code of Regulations, the Company’s Redeemable Common Shares are sold and repurchased by the Company at book value. The book value of a Company Redeemable Common Share was $1,355, $1,210, $1,110, $1,012 and $997 at December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

Purchases of Equity Securities

We repurchased and retired 3 Class A and 33 Class B shares during the three months ended December 31, 2018 as follows:

Period	Total Class A shares purchased (a)	Total Class B shares purchased (a)	Total Class C shares purchased (a)	Average price paid per share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2018	0	0	0	N/A	0	N/A
November 1 – November 30, 2018	2	22	0	$1,302.17	0	N/A
December 1 – December 31, 2018	1	11	0	$1,305.60	0	N/A

(a)	Repurchased from shareholder in accordance with the Company’s obligations under its Amended and Restated Code of Regulations.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial information for the Company and its subsidiaries for the years indicated. The financial information should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	2018	2017	2016	2015	2014
Premium revenue	$112,314	$107,589	$105,594	$98,261	$91,936
Investment income	333	265	274	252	222
Other income and realized (losses) gains, net	(126)	-	128	3	92
Net income	2,557	1,829	1,989	958	1,341
Total assets	66,785	70,329	78,082	60,344	57,239
Mortgage loan payable and capital lease obligations	1,799	2,296	1,706	2,068	2,019
Redeemable institutional preferred shares	-	-	-	2,751	2,709
Cash dividends declared, common and preferred	570	547	510	481	425

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers to Ohio, Kentucky, Indiana, Michigan and Tennessee employer groups of all sizes dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services. The Company also offers dental PPO plans to individuals and small groups on the FFM exchanges and individual dental HMO and PPO plans in Ohio, Kentucky and Indiana. As of December 31, 2018, we had approximately 408,200 members in our dental and vision benefit programs with approximately 3,000 providers participating in our Dental Care Plus dental HMO network, approximately 3,200 providers participating in our DentaSelect dental PPO network and approximately 2,300 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 46,400 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2018. With this network access arrangement, FFM exchange members have access to approximately 12,700 providers across the eleven FFM exchange states.

We manage our business with four reportable segments: fully-insured dental HMO and indemnity (“dental HMO/IND”), fully-insured dental PPO, self-insured dental, and corporate, all other. Self-insured dental consists of the self-insured dental HMO, self-insured dental PPO and self-insured dental indemnity products. Corporate, all other primarily consists of revenue associated with our dental PPO and vision products underwritten by third-party insurance carriers and certain other corporate activities. We believe that our ability to continue this growth strategy is dependent on our ability to access additional capital to enhance information technology and new market entry.

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

During 2017, the Board of Directors established a Special Committee to consider strategic alternatives available to the Company, including consideration of certain third party proposals made to the Company.  The significant amount of work by the Special Committee and advisors to the Special Committee resulted in increased director compensation expense and professional expense during 2018 and 2017.  As discussed on our Current Report on Form 8-K filed with the Commission on March 14, 2019, the Company entered into Agreement with DentaQuest, LLC dated March 12, 2019 pursuant to which the Company will be merged with a subsidiary of DentaQuest, LLC and our shareholders will receive cash in exchange for their Company commons shares (the “Merger”). The Merger is subject to approval of our shareholders, regulatory approval and other customary conditions.

Profitability Strategy

Our strategy has focused on providing solutions to employers and individuals to manage the rising cost of dental care by leveraging our products. We give employer groups and members options that meet their needs. We strive to provide excellent customer service to our employer groups, members, brokers and providers. Additionally, we have increased the diversification of our membership base, not only through our newer products, but also by entering new geographic territories.

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

Highlights

●

Net income for the year ended December 31, 2018 was $2,557,000, an increase of $728,000, or 39.8%, from the year ended December 31, 2017. The increase in net income was primarily a result in lower income tax expense of approximately $1,057,000, an increase in premium revenue of approximately $4,725,000 and an increase in investment income of approximately $68,000. The increase in net income was offset by an increase in healthcare services expense of approximately $2,464,000, an increase in insurance expenses of $2,285,000 and an increase in realized losses on investments of approximately $374,000. Our ratio of insurance expense to total premium revenue (“insurance expense ratio”) increased to 22.2% in 2018 from 21.1% in 2017.

●

Our ratio of healthcare services expense to premium revenue (“loss ratio”) decreased by approximately 1.0% from 75.9% in 2017 to 74.9% in 2018. The fully-insured dental HMO/IND and fully-insured dental PPO segments together represent approximately 70.6% of our total dental business.

●

The annual federal premium tax assessment was suspended for calendar year 2017, but was reinstated in 2018. Operating costs associated with the federal premium tax was approximately $802,000 in 2018. This fee is not deductible for federal income tax purposes. The annual federal premium tax assessment is suspended for calendar year 2019.

●

Our dental and vision products grew by approximately 21,600 members, or 5.6%, from 386,600 members at December 31, 2017 to 408,200 members at December 31, 2018. This membership increase from December 31, 2017 is due to an increase in fully-insured dental PPO membership of approximately 11,300 members, an increase in self-insured dental membership of approximately 9,900 members and an increase in corporate, all other membership of approximately 1,200 members. This was offset by a decrease in fully-insured dental HMO/IND membership of approximately 800 members.

●

In September 2018, we paid a dividend of $45.00 per share to shareholders of record for our Redeemable Common Shares. In March 2017, we paid a dividend of $42.50 per share to holders of our Redeemable Common Shares.

Comparison of Results of Operations for 2018 and 2017

The following table shows membership totals and revenues and expenses for our four business segments for the years ended December 31, 2018 and 2017 (dollars in thousands):

	2018	2017	Change
Membership:
Fully-insured dental HMO/IND	158,700	159,500	(0.5%)
Fully-insured dental PPO	101,100	89,800	12.6%
Self-insured dental	106,900	97,000	10.2%
Corporate, all other	41,500	40,300	3.0%
Total membership	408,200	386,600	5.6%

Premium revenue:
Fully-insured dental HMO /IND	$50,710	$51,419	(1.4%)
Fully-insured dental PPO	28,658	25,936	10.5%
Self-insured dental	31,868	29,427	8.3%
Corporate, all other	1,078	807	33.6%
Total premium revenue	112,314	107,589	4.4%

Investment income:
Corporate, All Other	333	265	25.7%

Other income and realized gains, net:
Corporate, All Other	(125)	249	(150.2%)
Total revenue	112,522	108,103	4.1%

Healthcare services expense:
Fully-insured dental HMO/IND	37,785	38,522	(1.9%)
Fully-insured dental PPO	18,844	17,721	6.3%
Self-insured dental	27,442	25,365	8.2%
Total healthcare services expense	84,071	81,608	3.0%

Insurance expense
Corporate, All Other	24,980	22,695	10.1%

Income tax expense
Corporate, All Other	914	1,971	(53.6%)

Summary

Net income was approximately $2,557,000 and $1,829,000 for 2018 and 2017, respectively. The increase in net income was primarily a result in lower income tax expense of approximately $1,057,000, an increase in premium revenue of approximately $4,725,000 and an increase in investment income of approximately $68,000. These improvements were offset by an increase in healthcare services expense of approximately $2,464,000, an increase in insurance expenses of $2,285,000 and an increase in realized losses on investments of approximately $374,000.

Membership

Our fully-insured dental HMO/IND membership decreased by approximately 800 members, or 0.5%, in 2018. This membership decrease is a result of approximately 2,700 fully-insured dental HMO/IND members converting to our self-insured dental product in 2018 as well as a loss of approximately 11,200 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. In addition, some of our fully-insured dental HMO/IND membership losses were the result of corporate consolidations and employer groups moving to medical or other ancillary carriers to take advantage of multi-line packaged savings. These decreases were offset by an increase of 11,100 members from new sales of employer groups and a net increase of 2,000 members from new sales of individual HMO products.

Our fully-insured dental PPO membership increased by approximately 11,300 members, or 12.6% in 2018. This membership increase is due to new sales in the Dayton and Central Ohio markets, the Southern Kentucky market and the Indiana market of approximately 10,400 members during 2018, offset by the loss of approximately 7,700 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups in these markets. The remaining increase of approximately 8,600 members is due to new sales of individual and on exchange dental PPO products in 2018.

Our self-insured dental membership increased by approximately 9,900 members, or 10.2%, in 2018. This membership increase is due to new sales of approximately 5,300 members, growth in our existing self-insured employer groups of approximately 1,900 members and an increase of approximately 2,700 members due to the conversion of employer groups from our fully-insured dental HMO/IND and PPO products to our self-insured dental product.

Our corporate, all other membership increased by approximately 1,200 members, or 3.0%, in 2018 as a result of increased membership in our vision plan.

Revenue

	(Amounts in thousands)

	2018	2017	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental HMO/IND Premium	$50,710	$51,419	$(709)	$(975)	$266

Fully-insured dental HMO/IND premium revenue for 2018 decreased by approximately $709,000 compared to 2017. A decrease in fully-insured dental HMO/IND sales volume resulted in a decrease in fully-insured dental HMO/IND premium revenue of approximately $975,000 that was offset by an increase in fully-insured dental HMO/IND revenue of approximately $266,000 due to higher overall premium rates on a PMPM basis. The fully-insured dental HMO/IND segment represented approximately 45.1% of our total dental business in 2018.

	2018	2017	Total Dollar Change	Member Volume Change	Rate Change
Total Fully-Insured Dental PPO Premium	$28,658	$25,936	$2,722	$3,327	$(605)

Fully-insured dental PPO premium revenue for 2018 increased by approximately $2,722,000 compared to 2017. Fully-insured dental PPO revenue increased by approximately $3,327,000 due to an increase in fully-insured PPO group and individual membership in 2018, offset by a decrease of approximately $605,000 due to a decrease in overall premium rates on a PMPM basis. The fully-insured dental PPO segment represented approximately 25.5% of our total dental business in 2018.

	(Amounts in thousands)

	2018	2017	Total Dollar Change	Member Volume Change	Rate Change
Self-Insured Claim Revenue	$30,316	$28,002	$2,314	$1,922	$392
Self-Insured ASO Fees	1,552	1,425	127	98	29
Total Self-Insured Revenue	$31,868	$29,427	$2,441	$2,020	$421

Self-insured dental revenue increased by approximately $2,441,000 due to new self-insured sales and an increase in membership for existing employer groups. Self-insured revenue increased by approximately $2,314,000 due to an increase in the self-insured claims revenue on a per member per month basis, as well as an increase of approximately $127,000 in self-insured administrative fee rates on a per member per month basis. The self-insured dental segment represented approximately 28.4% of our total dental business in 2018. The self-insured segment revenue has two components:

Self-Insured Claim Revenue - Self-insured claim revenue increased approximately $2,314,000 in 2018. The self-insured claim revenue increased by approximately $1,922,000 due to an increase in membership of the self-insured product as well as an increase of approximately $392,000 as a result of an increase in self-insured claim revenue on a PMPM basis in 2018.

Self-Insured ASO Fees - Self-insured ASO fees increased approximately $127,000 in 2018. Self-insured ASO fees increased by approximately $29,000 due to an increase in the average self-insured ASO fee rates on a PMPM basis in 2018. In addition, there was an increase of approximately $98,000 due to a net membership increase with existing employer groups.

Corporate, all other premium revenue is primarily derived from the non-DCP dental indemnity product, dental PPO product and vision product underwritten by third party insurance carriers. In the aggregate, corporate, all other premium revenue increased by approximately $271,000, to $1,078,000 in 2018 from $807,000 in 2017.

Investment Income

Investment income increased approximately $68,000, to $333,000 in 2018 from $265,000 in 2017.

Other Income and Realized (Losses) Gains on Investments, Net

Other income and realized (losses) gains on investments decreased approximately $374,000 to ($125,000) in 2018 from $249,000 in 2017. The decrease is primarily the result of realized losses from the deferred compensation equity mutual fund investments included in other assets in 2018. In addition, there were investments gains due to the sale of investments in 2017 that did not occur in 2018.

Healthcare Services Expenses

	(Amounts in thousands)
	2018	2017	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Total Fully-Insured Dental HMO/IND Healthcare Service Expense	$37,785	$38,522	$(737)	$(731)	$(6)

Fully-insured dental HMO/IND healthcare services expense decreased $737,000 in 2018. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis slightly decreased from $19.93 PMPM in 2017 to $19.92 PMPM in 2018. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of $731,000 and a slight decrease in healthcare services utilization resulting in an increase of approximately $6,000 in 2018 compared to 2017.

	(Amounts in thousands)
	2018	2017	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Total Fully-Insured Dental PPO Healthcare Service Expense	$18,844	$17,721	$1,123	$2,273	$(1,150)

Fully-insured dental PPO healthcare services expense increased by $1,123,000 in 2018. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased 5.7%, from $15.89 PMPM in 2017 to $14.98 PMPM in 2018. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $2,273,000. These increases were offset by lower healthcare services utilization that resulted in a decrease of approximately $1,150,000 in 2018 compared to 2017.

	(Amounts in thousands)
	2018	2017	Total Dollar Change	Member Volume Change	Utilization and Fee Schedule Change
Self-Insured Healthcare Services Expense	$27,442	$25,365	$2,077	$1,741	$336

Self-insured healthcare services expense increased by $2,077,000 in 2018. Self-insured healthcare services expense on a PMPM basis increased 1.2% from $21.77 PMPM in 2017 to $22.04 PMPM in 2018. An increase in self-insured healthcare services expense of $1,741,000 was due to an increase in membership in 2018 compared to 2017. In addition, an increase in healthcare services expense on a PMPM basis resulted in an increase in self-insured healthcare services expense of approximately $336,000 in 2018 compared to 2017.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity, dental PPO and vision PPO products are underwritten by third party insurance carriers.

Insurance Expenses

Consolidated insurance expenses increased approximately $2,285,000 in 2018. Total insurance expenses as a percentage of total premium revenue, or the insurance expense ratio, was 22.2% for 2018, increasing 1.1% from the 2017 ratio of 21.1%. The higher consolidated insurance expense in 2018 was primarily due to the reinstatement of the federal premium tax as well as higher professional consulting expense, third party administration expense and various other expenses in 2018.

Income Taxes

Our effective tax rate for 2018 was 26.3% compared to the 51.9% effective tax rate in 2017. The decrease in federal income tax rate is the result of the U.S. government tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which reduced the corporate tax rate from 34% to 21%. This reduction is offset by the non-deductible federal premium tax in 2018. See Note 10 to the consolidated financial statements included in Item 8-Financial Statements and Supplementary Data for a complete reconciliation of the federal statutory rate to the effective tax rate.

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

Cash slightly increased $32,000, or 0.2%, for the year ended December 31, 2018 to approximately $13,209,000 at December 31, 2018 from approximately $13,177,000 at December 31, 2017. This cash increase is primarily the result of cash flow provided by operations of approximately $2,370,000. This increase was offset by a decrease in cash flow used in investing activities and financing activities of approximately $1,150,000 and $1,188,000, respectively.

Cash increased $1,956,000, or 17.4%, for the year ended December 31, 2017 to approximately $13,177,000 at December 31, 2017 from approximately $11,221,000 at December 31, 2016. This cash increase is primarily the result of cash flow provided by operations of approximately $3,608,000. This increase was offset by a decrease in cash flow used in investing activities and financing activities of approximately $592,000 and $1,060,000, respectively. The change in cash for the years ended December 31, 2018, 2017 and 2016 is summarized as follows (in thousands):

	2018	2017	2016
Net cash provided by operating activities	$2,370	$3,608	$3,682
Net cash used in investing activities	(1,150)	(592)	(2,209)
Net cash used in financing activities	(1,188)	(1,060)	(1,908)
Increase (decrease) in cash and cash equivalents	$32	$1,956	$(435)

Cash Flows from Operating Activities

In 2018, we had net income of approximately $2,557,000. A decrease in billed accounts receivable resulted in an increase in cash of approximately $3,891,000 in 2018. A reconciling difference to net income was our non-cash deferred compensation expense of approximately $427,000, which is primarily the result of the vesting of our cash and share awards in 2018. Deferred policy acquisition costs increased by approximately $203,000 as a result of the increase in the fully-insured business renewed in January 2018. Cash from operating activities also decreased approximately $802,000 as the result of the reinstatement of the federal premium tax in 2018. There was no federal premium tax in 2017. In future years after the 2019 moratorium, the federal premium tax increase will be based on a graduated year-over-year percentage increase of premium revenue earned as a result of the Affordable Care Act. Other payables and accrued expenses decreased, resulting in a net decrease in cash flow from operations of approximately $538,000. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2017.

In 2017, approximately $3,608,000 was provided by operating activities. We had net income of approximately $1,829,000. A reconciling difference to net income was our non-cash deferred compensation expense of approximately $988,000, which is primarily the result of the vesting of our share awards in 2017. Deferred policy acquisition costs decreased by approximately $472,000 primarily as a result of the amortization of significant fully-insured multiyear contracts signed in 2016 offset by the increase in the fully-insured business renewed in January 2017. Other payables and accrued expenses decreased and resulted in a net decrease in cash flow from operating activities of approximately $163,000. A decrease in accounts receivable offset by a decrease in unearned premium revenue resulted in an increase of cash of approximately $168,000 in the 2017 period. We paid $1,376,000 of federal income taxes in the 2017 period that related to our 2016 extension payment and 2017 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2016.

In 2016, approximately $3,682,000 was provided by operating activities. We had net income of approximately $1,989,000. A reconciling difference to net income was our non-cash deferred compensation expense of approximately $995,000, which is primarily the result of the vesting of our share awards in 2016. Deferred policy acquisition costs increased by approximately $1,096,000 primarily as a result of the increase in the fully-insured business renewed in January 2016. Other payables and accrued expenses increased and resulted in a net increase in cash flow from operating activities of approximately $1,848,000. An increase in accounts receivable offset by an increase in unearned premium revenue resulted in a decrease of cash of approximately $641,000 in the 2016 period. We paid $1,069,000 of federal income taxes in the 2016 period that related to our 2015 extension payment and 2016 estimated tax payments. The remaining effects of changes in operating assets and liabilities that represent fluctuations are not significant and are consistent with 2015.

Cash Flows from Investing Activities

During 2018, we made purchases totaling approximately $2,941,000 of investment grade and non-investment grade corporate bonds, money markets and certificates of deposit in order to improve investment income. Also during 2018, we sold investment grade and non-investment grade corporate bonds, and certificates of deposit and had maturities that together totaled approximately $2,678,000. The remaining net cash used in investing activities during 2018 was primarily due to purchases of computer equipment and internally developed software development costs.

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

Cash Flows from Financing Activities

In 2018, we made scheduled principal payments of approximately $55,000 related to our office building mortgage and scheduled payments of approximately $442,000 related to our capital leases. During 2018, we repurchased Redeemable Common Shares with a book value (purchase price) of approximately $120,000. We also paid dividends of approximately $570,000 to holders of our Redeemable Common Shares.

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

Contractual Obligations and Other Commitments

A summary of our future commitments as of December 31, 2018 is as follows:

	Less than 1
Contractual Obligations	year	1-2 years	3-5 years	Total
Long-term debt and interest (1)	$97,678	$193,294	$895,347	$1,186,319
Capital lease and interest	354,552	445,002		799,554
Operating leases	326,403	171,945	53,650	551,998
Claims payable	2,612,817			2,612,817
Total	$3,391,450	$810,241	$948,997	$5,150,688

(1)	Includes swap interest payments based on a fixed rate of 3.90%.

A mortgage note, secured by the land and the office building, accrues interest based on the 30-day LIBOR rate plus 1.95%. The note requires us to make principal payments of $4,800 per month in 2019 and higher principal payments in subsequent years through 2022 in accordance with the agreed upon loan amortization schedule. At the maturity date of the mortgage note in 2022, the expected outstanding balance of the note of approximately $804,000 must be repaid or refinanced. We also entered into an interest rate swap agreement that effectively changed the interest rate related to the $1,340,000 mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of approximately 3.90% for the 10-year period through December 2022. At December 31, 2018, the carrying value of the mortgage note approximates fair value. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The Company was in compliance with these covenants at December 31, 2018. The Company also entered into a capital lease agreement with a leasing company in 2017 that obligates the Company to pay lease payments over a four year period for each capital lease. Under these capital lease agreements, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year. At December 31, 2018, the Company was in compliance with this minimum tangible net worth requirement.

As of December 31, 2018, we believe our most significant other commitments are:

Deferred Compensation – We expect to pay our deferred compensation liability to the Company directors and employees as they retire or otherwise terminate their association with the Company in future years. However, the Merger Agreement requires that the Deferred Compensation plan be terminated in connection with closing. Therefore, if the merger is consummated, substantially all deferred compensation liabilities will be satisfied in connection with closing the merger.

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

Off-Balance Sheet Arrangements

None.

Financial Condition

Our consolidated cash and short term investments were approximately $14.1 million at December 31, 2018. Our consolidated cash and short term investments increased by approximately $0.2 million from approximately $13.9 million as of December 31, 2017. This increase in cash and short term investments from December 31, 2017 to December 31, 2018 is the result of cash provided by operating activities of approximately $2.4 million. This increase was offset by cash used for investing and financing activities of approximately $2.3 million.

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2018, 2017 or 2016. As of December 31, 2018 and 2017, there was no amount outstanding on this line of credit.

We have an annually renewable agreement with a commercial bank for a $1,000,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense for the line of credit in 2018, 2017 or 2016. As of December 31, 2018 and 2017, there was no amount outstanding on this line of credit.

We believe our cash, short term investments and working capital lines of credit together are sufficient to meet our short term and long term liquidity needs. We are obligated to make payments related to our contractual obligations such as our building mortgage and our operating leases and other commitments (see contractual obligations and other commitments). We will also be obligated in certain circumstances to repurchase the redeemable shares of our Class A, Class B and Class C shareholders who die and our Class A and Class B shareholders who become permanently disabled, or retire. Our Board considers limitations on the amount of share redemptions each year. While we are not able to estimate future redeemable share redemptions, we repurchased approximately $120,000, $182,000, and $276,000, of Redeemable Common Shares in the years ended December 31, 2018, 2017, and 2016, respectively. We believe our cash balances, available-for-sale investment securities, operating cash flows, and borrowing capacity, taken together, provide adequate resources to fund ongoing operating and regulatory requirements and fund future expansion opportunities and capital expenditures in the foreseeable future.

Regulatory Capital and Surplus Requirements

Our largest subsidiary, Dental Care Plus, operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by Dental Care Plus, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Dividends cannot exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of positive retained earnings. In December 2018, Dental Care Plus declared a dividend payable to the DCP Holding Company in the amount of approximately $1,470,000, payable January 2019. There were no dividends declared or paid by Dental Care Plus in 2017 or 2016. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend.

Dental Care Plus, an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation, is able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products in Ohio. The minimum required capital and surplus for Dental Care Plus licensed as a life and health insurance company in Ohio was $2.5 million at December 31, 2018.

We maintained aggregate statutory capital and surplus of approximately $14.4 million as of December 31, 2018 and were in compliance with applicable statutory requirements. Although the minimum required levels of equity are largely based on premium volume, product mix, and the quality of assets held, minimum requirements can vary significantly from state to state. Given our anticipated premium growth in 2019 resulting from the expansion of our networks and membership, capital requirements will increase. We expect to fund these increased requirements through the retention of earnings and/or future capital raising activities.

Most states rely on risk-based capital requirements, or RBC, to define the required levels of equity. RBC is a model developed by the NAIC to monitor an entity’s solvency. This calculation indicates recommended minimum levels of required capital and surplus and signals regulatory measures should actual surplus fall below these recommended levels. RBC has been adopted in the states in which we currently do business. We file our annual statement and RBC reporting with the Ohio Department of Insurance and the NAIC. Dental Care Plus’s statutory annual statements for the year ended December 31, 2018 filed with the Ohio Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

Other Matters

The differences between our net income and comprehensive income include the changes in the unrealized gains or losses on marketable securities and changes in the fair value of our interest rate swap agreement. For the years ended December 31, 2018, 2017, and 2016, respectively, such changes increased or (decreased), net of related income tax effects, by the following amounts:

	For Years ended December 31,
	2018	2017	2016
Changes in:
Changes in fair value of interest rate swap, net of tax	$7,885	$9,043	$7,471
Change in fair value of investments, net of tax	(214,684)	43,866	33,373
Reclassification adjustment for (gains) losses included in net income, net of tax	8,562	(34,397)	(19,433)

Total	$(198,237)	$18,512	$21,411

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

	2018		2017

IBNR	$1,981,964	75.9%	$2,054,182	57.4%
Reported claims in process	573,339	21.9%	1,461,739	40.9%
Other healthcare services expenses payable	57,514	2.2%	60,264	1.7%
Total claims payable liability	$2,612,817	100%	$3,576,185	100%

Between December 31, 2017 and December 31, 2018, our claims payable liability estimate decreased by approximately $963,400 or 26.9%, primarily due to lower reported claims in process in December 2018 compared to December 2017 offset by an increase in fully-insured dental PPO membership at December 31, 2018 compared to December 31, 2017.

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

When developing our estimate for claims payable liability as of December 31, 2018, we considered actual paid claim data from January 2019. As a result, we are able to use the completion factors approach for all historical months in 2018, including December 2018. The table below illustrates how our operating results are impacted when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of December 31, 2018 within variance ranges historically experienced. Based on historical experience, the completion factors we use to estimate outstanding IBNR and reported claims in process are reliable for predicting actual claims paid at future times, with a variance range of approximately one-half of one percent, plus or minus.

Completion Factors (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		12/31/2018

(0.50%)		$2,868,347
0%	(estimate used)	$2,612,817
0.50%		$2,395,617

(a)     Reflects estimated potential changes in incurred claims payable liability caused by changes in completion factors for all months prior to December 31, 2018.

Recognition of Premium Revenue

Fully-Insured—Membership contracts are written on an annual basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $33,149,000 and $36,818,000 at December 31, 2018 and 2017, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related amounts recorded in accounts receivable were approximately $31,151,000 and $35,281,000 at December 31, 2018 and 2017, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,998,000 and $1,536,000 at December 31, 2018 and 2017, respectively. Management has determined that as of December 31, 2018 and 2017, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Self-insured premium revenue is recognized upon the adjudication of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any self-insured premium amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Collection of the self-insured premium revenue occurs within the first month after the reporting period. In addition, the Company also holds deposits from self-insured groups which were approximately $127,000 at December 31, 2018. Self-insured deposits are recorded as other payables and accruals in the accompanying condensed consolidated balance sheet.

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

Recently Issued Accounting Standards

Refer to Note 1 of the consolidated financial statements for further information on recently issued accounting standards.

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

At December 31, 2018, our investment portfolio included approximately $454,000 of an institutional money market fund. Our portfolio also included approximately $8,201,000 of investment grade and non-investment grade corporate bonds and $901,000 of investments in FDIC-insured bank certificates of deposits. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $255,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $257,000 increase in fair value. At December 31, 2018, the investment grade and non-investment grade corporate bonds and the certificates of deposit with amortized cost of approximately $8,453,000 and $900,000, respectively, are all classified as available for sale.

At December 31, 2018, we had a mortgage note with a bank with an outstanding principal balance of $1,040,000 with a variable rate based on LIBOR plus 1.95%. However, in December 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on all of the outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of DCP Holding Company:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DCP Holding Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, redeemable shares and shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

March 22, 2019

We have served as the Company’s auditor since 2002.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS

INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $8,953,000 and $8,790,000 at December 31, 2018 and 2017, respectively	$8,701,197	$8,810,056
Short-term investments, available for sale at fair value, amortized cost of $854,000 and $781,000 at December 31, 2018 and 2017, respectively	855,032	781,951
Total investments	9,556,229	9,592,007

CASH AND CASH EQUIVALENTS	13,209,144	13,177,193

ACCRUED INVESTMENT INCOME	95,700	80,904

ACCOUNTS RECEIVABLE, including uncollected premiums of $1,411,130 and $1,118,996, net of allowance of $104,181 and $45,809 at December 31, 2018 and 2017, respectively	32,562,280	36,400,634

DEFERRED ACQUISITION COSTS	2,433,666	2,636,858

PROPERTY AND EQUIPMENT, net of depreciation and amortization of $4,094,092 and $3,684,537 at December 31, 2018 and 2017, respectively	4,023,866	3,661,598

OTHER ASSETS	4,904,608	4,780,001

TOTAL ASSETS	$66,785,493	$70,329,195

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY

CLAIMS PAYABLE	$2,612,817	$3,576,185

UNEARNED PREMIUM REVENUE	33,148,859	36,818,123

OTHER PAYABLES AND ACCRUALS	6,954,301	7,175,048

MORTGAGE LOAN PAYABLE	1,040,000	1,095,200

CAPITAL LEASE OBLIGATIONS	759,296	1,200,925

DEFERRED COMPENSATION	5,248,656	4,821,982

TOTAL LIABILITIES	49,763,929	54,687,463

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 491 and 500 shares at December 31, 2018 and 2017, respectively	665,095	605,143
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,554 and 8,653 shares at December 31, 2018 and 2017 respectively	11,587,018	10,472,602
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,521 and 3,771 shares at December 31, 2018 and 2017, respectively	4,769,451	4,563,987
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	17,021,564	15,641,732

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$66,785,493	$70,329,195

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016

REVENUES
Premium revenue	$112,314,657	$107,589,114	$105,594,134
Investment income	332,946	264,891	274,220
Realized (losses) gains on investments, net	(125,549)	249,300	75,849
Other income			51,920
Total revenues	112,522,054	108,103,305	105,996,123

EXPENSES
Healthcare services expense	84,071,208	81,607,541	80,500,160
Insurance expense:
Salaries and benefits expense	9,494,654	9,206,665	9,022,484
Commission expenses and other acquisition costs	6,680,944	5,495,576	5,538,688
Other insurance expense	8,804,540	7,992,967	7,582,136
Total insurance expense	24,980,138	22,695,208	22,143,308
Total expenses	109,051,346	104,302,749	102,643,468

INCOME BEFORE INCOME TAX	3,470,708	3,800,556	3,352,655

PROVISION (BENEFIT) FOR INCOME TAX:
Current	848,490	1,502,404	1,552,952
Deferred	65,146	468,718	(189,468)

INCOME TAX EXPENSE	913,636	1,971,122	1,363,484

NET INCOME	$2,557,072	$1,829,434	$1,989,171

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Change in the fair value of interest rate swap, net of income tax of $2,096, $4,659, and $3,848, respectively	7,885	9,043	7,471
Change in the fair value of investments, net of income tax of ($57,100), $22,599, and $17,193, respectively	(214,684)	43,866	33,373
Reclassification adjustment for losses (gains) included in net income, net of income tax of $2,276, ($17,720), and ($10,011), respectively	8,562	(34,397)	(19,433)
Total other comprehensive (loss) income	(198,237)	18,512	21,411

TOTAL COMPREHENSIVE INCOME	$2,358,835	$1,847,946	$2,010,582

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

	Redeemable Common Shares						Redeemable Preferred Shares									Shareholders' Equity

							Institutional Preferred			Institutional Preferred			Institutional Preferred					Accumulated
	Class A		Class B		Class C		2010-Series			2012-Series			2013-Series					Other
	Number of		Number of		Number of		Number of			Number of			Number of			Retained		Comprehensive Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount		Shares	Amount		Earnings		(Loss)	Total

Balance at December 31, 2015	516	522,045	8,142	8,237,390	2,005	2,028,490	300		420,515	1,000		1,213,791	1,000		1,116,442

Net Income																	1,989,171			1,989,171
Other comprehensive loss, net																		21,411		21,411
Dividends declared and paid																	(510,413)			(510,413)
Redeemable Shares issued			661	665,053	1,766	1,728,874
Redeemable Shares repurchased	(10)	(10,294)	(199)	(206,321)			(300)		(428,819)	(1,000)		(1,237,758)	(1,000)		(1,138,487)
Extinguishment cost of redeemable preferred shares																	(118,800)			(118,800)
Accretion of shares to redemption value		49,688		850,564		426,801			8,304			23,967			22,045		(1,359,958)	(21,411)		(1,381,369)
Balance at December 31, 2016	506	561,439	8,604	9,546,686	3,771	4,184,165

Net Income																	1,829,434			1,829,434
Other comprehensive loss, net																		18,513		18,513
Dividends declared and paid																	(547,443)			(547,443)
Redeemable Shares issued			196	217,474
Redeemable Shares repurchased	(6)	(6,547)	(147)	(161,989)
Accretion of shares to redemption value		50,251		870,431		379,822											(1,281,991)	(18,513)		(1,300,504)

Balance at December 31, 2017	500	$605,143	8,653	$10,472,602	3,771	$4,563,987		$			$			$		$		$	$

Net Income																	2,557,072			2,557,072
Other comprehensive loss, net																		(198,237)		(198,237)
Cumulative effect of change in accounting principle (ASU 2014-09)																	52,695			-
Dividends declared and paid																	(570,330)			(570,330)
Redeemable Shares repurchased	(9)	(11,263)	(99)	(123,890)	(250)	(326,215)
Accretion of shares to redemption value		71,215		1,238,306		531,679											(2,039,437)	198,237		(1,788,505)

Balance at December 31, 2018	491	$665,095	8,554	$11,587,018	3,521	$4,769,451		$			$			$		$		$	$

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,557,072	$1,829,434	$1,989,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	501,187	460,612	504,302
Loss on disposal of property	16,990
Realized losses (gains) on investments, net	125,549	(249,300)	(75,849)
Deferred income tax (benefit)	65,146	468,718	(189,468)
Deferred compensation	426,674	988,378	994,708
Effects of changes in operating assets and liabilities:
Accrued investment income	(14,796)	(2,242)	(3,405)
Accounts receivable	3,891,051	10,304,536	(14,964,004)
Deferred acquisition costs	203,192	472,259	(1,096,513)
Other assets	(231,771)	(197,913)	(138,296)
Claims payable	(963,368)	(167,366)	490,205
Unearned premium revenue	(3,669,264)	(10,136,486)	14,323,492
Other payables and accruals	(537,968)	(162,548)	1,847,987

Net cash provided by operating activities	2,369,694	3,608,082	3,682,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,940,971)	(4,167,448)	(5,335,774)
Sales of investments	1,877,579	3,477,096	3,475,750
Maturities of investments	800,000	490,000	200,000
Acquisition of property and equipment	(886,745)	(1,312,949)	(549,083)
Proceeds from the sale of property and equipment		920,752

Net cash used in investing activities	(1,150,137)	(592,549)	(2,209,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(55,200)	(52,800)	(50,400)
Repayment of capital lease	(441,629)	(277,941)	(311,342)
Repurchase of redeemable common shares	(120,447)	(182,107)	(275,773)
Repurchase of redeemable preferred shares			(2,805,064)
Redeemable shares issued			2,280,066
Extinguishment cost of redeemable preferred shares			(118,800)
Issuance cost of redeemable shares			(116,833)
Dividends paid	(570,330)	(547,443)	(510,413)

Net cash used in financing activities	(1,187,606)	(1,060,291)	(1,908,559)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,951	1,955,242	(435,336)

CASH AND CASH EQUIVALENTS—Beginning of year	13,177,193	11,221,951	11,657,287

CASH AND CASH EQUIVALENTS—End of year	$13,209,144	$13,177,193	$11,221,951

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$82,000	$71,000	$70,000
Cash paid for income taxes	1,112,000	1,376,000	1,429,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$352,792	$11,871	$25,443
Capital lease obligation		920,752
Purchased property and equipment (included in other payables and accruals)		23,700

See notes to consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018 AND 2017 AND FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

1.	GENERAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned subsidiaries which include Dental Care Plus, Inc., an Ohio corporation, Insurance Associates Plus, Inc., an Ohio corporation, and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers to employer groups of all sizes dental health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans. As of December 31, 2018, we had approximately 366,700 members in our dental benefits plans and approximately 41,500 members in our vision benefit plans with approximately 3,000 providers participating in our dental HMO network, approximately 3,200 providers participating in our DentaSelect dental PPO network and approximately 2,300 in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 46,400 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offered on the FFM exchanges in 2018. With this network access arrangement, FFM exchange members have access to approximately 12,700 providers across the eleven FFM exchange states. Dental Care Plus Inc. is an Ohio-domiciled insurance company dually licensed as a life and health insurer and a specialty health insuring corporation and able to underwrite dental indemnity, dental PPO, dental HMO, and vision benefit products as well as other life and health insurance products.

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

State Guarantee Fund Deposits— The Company maintains funds on deposit with state insurance departments in those states where the Company is licensed to do business. These funds amounted to approximately $1,849,000 and $1,838,000 at December 31, 2018 and 2017, respectively. These funds are restricted and not available to the Company for normal operations and are included in other assets in the accompanying consolidated balance sheets.

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

Deferred Acquisition Costs— Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $5,245,000, $4,508,000, and $5,877,000, and amortized approximately $5,448,000, $4,980,000, and $4,780,000 of these capitalized costs for the years ended December 31, 2018, 2017, and 2016, respectively. The amortization of these costs are recorded in commission expenses and other acquisition costs included in the consolidated statements of comprehensive income.

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

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $33,149,000 and $36,818,000 at December 31, 2018 and 2017, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $31,151,000 and $35,281,000 at December 31, 2018 and 2017, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying consolidated balance sheets. Premiums received in advance were approximately $1,998,000 and $1,537,000 at December 31, 2018 and 2017, respectively. Management has determined that as of December 31, 2018 and 2017, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Self-insured premium revenue is recognized upon the adjudication of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any self-insured premium amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Collection of the self-insured premium revenue occurs within the first month after the reporting period. In addition, the Company also holds deposits from self-insured groups which were approximately $127,000 at December 31, 2018. Self-insured deposits are recorded as other payables and accruals in the accompanying condensed consolidated balance sheet.

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

Healthcare Services Expense— Healthcare services expense is recognized on a monthly basis. In the case of the fully-insured dental HMO and indemnity (“dental HMO/IND”) and dental PPO segments, healthcare services expense is calculated by taking the paid claims associated with the fully-insured membership and adjusting this amount for the change in the claims payable liability determined using actuarial estimates. For the self-insured dental segment, the healthcare services expense is based solely on the paid claims for the self-insured membership. The Company incurred claim costs related to dental care providers amounting to approximately $84,071,000, $81,608,000, and $80,500,000, for the years ended December 31, 2018, 2017, and 2016, respectively.

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

During 2018, 2017, and 2016, five fully-insured customers accounted for approximately 10%, of the Company’s total premium revenue. Additionally, two self-insured customers accounted for approximately 12%, 11% and 11% of the Company’s total revenue during each of the years 2018, 2017, and 2016, respectively.

The Company had one customer that had a balance of approximately 17% and 25% of the uncollected premium receivable balance at December 31, 2018 and 2017, respectively.

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

New Accounting Guidance— In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers. The new guidance requires that an entity recognize revenue for the transfer of goods or services to a customer at an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. Insurance contracts are not included in the scope of this new guidance and therefore our fully-insured dental HMO/IND and fully-insured dental PPO segments are not impacted. The effective date of ASU 2014-09 is for annual reporting periods beginning after December 15, 2017. We adopted the standard on January 1, 2018 using the modified retrospective approach. The adoption increased retained earnings as of January 1, 2018 by $53,000 as a result of an increase of $548,000 in premium revenue and $495,000 of healthcare services expense. For the year ended December 31, 2018, application of the new standard resulted in premium revenues that were $548,000 lower and healthcare services expense that were $495,000 lower than amounts that would have been recognized under the previous standard.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces new guidance that requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases would be classified as finance or operating leases and both types of leases will be recognized on the balance sheet. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11, Targeted Improvements to Topic 842. ASU 2018-10 makes narrow-scope amendments to certain aspects of the new leasing standard while ASU 2018-11 provides relief from costs of implementing certain aspects of the new leasing standard. The new guidance will also require new qualitative and quantitative disclosures. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the ASU on January 1, 2019. The impact of the adopted ASU is not expected to be material on the Company’s consolidated financial position, cash flows and results of operations.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The Company will adopt the ASU on January 1, 2019. The adoption of these standards is not expected to have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. ASU 2018-15 amends ASC 350 to include implementation costs of a cloud computing arrangement that is a service contract and clarifies that a customer should apply ASC 350-40 to determine which implementation costs should be capitalized in a cloud computing arrangement that is considered a service contract. The effective date of ASU 2018-15 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted. Management is currently evaluating the impact on our company's consolidated financial position, cash flows and results of operations.

2.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $900,000 and $1,150,000 at December 31, 2018 and 2017. The certificates of deposit included in short-term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short-term investments and are classified as available-for-sale, with a cost and fair value of approximately $454,000 and $181,000 at December 31, 2018 and 2017, respectively. The Company invested in corporate bonds with an amortized cost of approximately $8,453,000 and $8,240,000 at December 31, 2018 and 2017, respectively. The investment and non-investment grade corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at December 31, 2018, which consist primarily of investment grade securities. At December 31, 2018, total bond fair value was approximately $8,201,000, which consists of approximately $7,484,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $717,000, had a credit rating of between BB+ and B. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.38% at December 31, 2018. The weighted average maturity of the Company’s corporate bonds was 4.74 years at December 31, 2018.

At December 31, 2018 and, 2017, maturity dates for fixed maturities and short-term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2018	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$400,000	$400,898	4.4%
Years 1-5	6,122,513	5,986,448	65.8%
Years 5-10	2,731,661	2,620,761	28.8%
Due after ten years	98,468	93,898	1.0%

Total	$9,352,642	$9,102,005	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2017	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$600,000	$600,767	6.4%
Years 1-5	5,326,884	5,320,683	56.5%
Years 5-10	3,313,024	3,340,138	35.5%
Due after ten years	150,374	149,236	1.6%

Total	$9,390,282	$9,410,824	100.0%

Investments classified as fixed maturities and short-term investments at December 31, 2018 and 2017 were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Loss	Value
Money market fund	$454,224			$454,224
Certificates of deposit, short term	400,000	$808		400,808
Certificates of deposit, fixed maturities	499,941			499,941
Corporate bonds, fixed maturities	8,452,701	10,556	$(262,001)	8,201,256
Total investments	$9,806,866	$11,364	$(262,001)	$9,556,229

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2017	Cost	Gain	Loss	Value
Money market fund	$181,183			$181,183
Certificates of deposit, short term	600,000	$782	$(15)	600,767
Certificates of deposit, fixed maturities	550,000	983		550,983
Corporate bonds, fixed maturities	8,240,282	73,769	(54,977)	8,259,074
Total investments	$9,571,465	$75,534	$(54,992)	$9,592,007

Unrealized losses at December 31, 2018 and 2017 on investments were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no other-than-temporary impairment charges for the year ended December 31, 2018, 2017 and 2016. The Company had no investments in a material unrealized loss position for greater than one year as of December 31, 2018 and 2017.

The following table provides realized investments gains and losses for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Gross realized gains	$2,554	$249,831	$147,513
Gross realized losses	(128,103)	(531)	(71,664)
Other than temporary impairments

Total realized gains (losses) on investments, net	$(125,549)	$249,300	$75,849

3.	PROPERTY AND EQUIPMENT

Property and equipment at December 31 were summarized as follows:

	2018	2017

Land	$364,000	$364,000
Building and building improvements	2,702,296	2,712,196
Furniture and equipment	5,051,662	4,269,939
Total property and equipment	8,117,958	7,346,135

Less accumulated depreciation and amortization	$(4,094,092)	$(3,684,537)

Total property and equipment - net	$4,023,866	$3,661,598

The Company had depreciation expense of approximately $484,000, $432,000, and $484,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

4.	GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets were recorded as a result of the acquisition of Adenta, Inc. in 2005 related to goodwill, an acquired contract, memberships and a provider network. Goodwill amounted to approximately $136,000 at December 31, 2018 and 2017. There has not been any impairment on goodwill. Identifiable and amortizable intangible assets amounted to approximately $35,000 net of approximately $205,000 of accumulated amortization at December 31, 2018 and to approximately $41,000 net of approximately $199,000 of accumulated amortization at December 31, 2017. Amortization expense was approximately $6,000, $9,000 and $15,000 for each of the three years ended December 31, 2018, 2017 and 2016. The provider network intangible asset of approximately $35,000 at December 31, 2018 is being amortized over a period of 20 years, a period during which the Company expects that all of these providers will have retired from the network. The membership intangible assets (net of individual memberships written-off in the year of acquisition) has been fully amortized over its 11 year useful life at December 31, 2018. The remaining weighted-average amortization period for these intangible assets is approximately 8 years. Goodwill and intangible assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2018 and 2017.

5.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable.

The Company recorded expense of approximately $59,000, $56,000, and $61,000, related to deferred director fees and deferred employee compensation for the years ended December 31, 2018, 2017 and 2016, respectively. Directors and key employees who elect to defer cash compensation may request that the Company invest this compensation in mutual fund investments or phantom shares of the Company. The deferred cash compensation is included in the deferred compensation liability at December 31, 2018 and 2017.

The Plans also provide for the directors and key employees to receive cash retention awards or share awards. Share awards are based on the book value of the Redeemable Common Shares. In 2018, key employees were granted cash retention awards. The cash retention awards may be subject to deferral elections upon vesting. Prior to 2018, key employees received share based awards and from 2010 until 2018, directors received Class B Redeemable Common Shares upon vesting of these share awards. A key employee may elect to defer receiving such amounts until termination of employment and vesting requirements are met. If a key employee does not elect to defer receiving his or her share awards, the individual will receive a cash payment for the cash retention award or Class B Redeemable Common Shares for the share based awards, upon vesting. If the cash retention or share awards are deferred, these deferred amounts will be paid in cash when deferred obligations are payable. An individual director’s award vests 100% at the end of each year if the director meets certain attendance requirements. The key employee awards vest 10%, 20%, 30% and 40% at the end of each respective year in a four-year period following the grant date. There are no performance criteria associated with the vesting of the awards for key employees and the only requirement for vesting is that the individual is an employee of the Company at the end of the vesting year in question. There were approximately 72 and 183 of these non-vested share awards outstanding at December 31, 2018 and 2017, respectively. The number of share awards expected to vest approximates the total non-vested awards outstanding.

The deferred compensation expense related to the cash retention and share awards are recorded ratably during the applicable vesting period. The Company recorded deferred compensation expense of approximately $394,000, $956,000, and $710,000, with a deferred tax benefit of approximately $83,000, $325,000, and $241,000, related to cash retention awards, deferred share awards and the change in the value of phantom shares for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there is approximately $94,000 of total unrecognized compensation cost related to non-vested share awards under the Plans. That cost is expected to be recognized over a weighted average period of 1.35 years.

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

In 2018 and 2017, the Board declared a per share cash dividend for all Redeemable Common Shares in the amounts of $45.00 and $42.50 per share, respectively. With the 2018 dividend, the holders of restricted share units and phantom shares received a cash dividend that resulted in an increase in the deferred compensation liability of approximately $129,000. With the 2017 dividend, the holders of restricted share units and phantom shares received an equivalent share based dividend that resulted in an increase in the deferred compensation liability of approximately $115,000. At December 31, 2018 and 2017, the deferred compensation liability was approximately $5,249,000 and $4,822,000, respectively.

The maximum aggregate number of share based awards that may be issued under the Plans are 15,000 Class B Common Shares. As of December 31, 2018, the Company has granted a total of 4,936 share awards, net of share based dividends, forfeitures and rescinded share awards of which 3,059 are outstanding.

The following is a summary of activity of non-vested awards for the years ended December 31, 2018 and 2017:

	Key Employee Share Awards	Fair Value at December 31, 2018

Non-vested awards at January 1, 2018	182.6
Vested	(68.0)
Forfeited	(42.2)
Non-vested awards at December 31, 2018	72.4	$1,355

	Individual Director's Share Awards	Weighted Average Grant Date Fair Value	Key Employee Share Awards	Fair Value at December 31, 2017

Non-vested awards at January 1, 2017			169.7
Granted	196.0	$1,110	99.0
Vested	(196.0)	1,110	(80.9)
Forfeited			(5.2)
Non-vested awards at December 31, 2017			182.6	$1,247

The following is a summary of activity of vested awards for the years ended December 31, 2018 and 2017:

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31, 2018

Vested awards at January 1, 2018	941.1	$1,247	1,479.5
Vested during the year			68.0
Redeemed vested awards			(3.9)
Vested awards at December 31, 2018	941.1	1,355	1,543.7	$1,355

	Individual Director's Awards	Weighted Average Vested price	Key Employee Awards	Fair Value at December 31, 2017

Vested awards at January 1, 2017	906.3	$1,131	1,347.9
Share based dividend	34.8	1,126	51.6
Vested during the year	196.0	1,247	80.9
Redeemed vested awards			(0.9)
Converted to Redeemable Common Shares	(196.0)	1,247
Vested awards at December 31, 2017	941.1	1,247	1,479.5	$1,247

6.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	2018	2017	2016

Balance—January 1	$3,576,185	$3,743,551	$3,253,346

Net incurred claims related to:
Current year	56,716,033	56,312,068	55,449,347
Prior years	(87,070)	(69,607)	(63,522)

Net incurred claims	56,628,963	56,242,461	55,385,825

Net paid claims related to:
Current year	54,118,971	52,778,058	51,721,965
Prior years	3,473,360	3,631,769	3,173,655

Net paid claims	57,592,331	56,409,827	54,895,620

Balance—December 31	$2,612,817	$3,576,185	$3,743,551

Reconciliation of claims payable liability to unpaid claims and claim adjustment expenses are as follows:

	2018	2017

Net outstanding liabilities
Dental HMO claims payable	$1,558,644	$2,321,842
Dental PPO claims payable	996,659	1,194,079

Unallocated claims adjustment expenses	57,514	60,264

Total gross liability for unpaid claims and claim adjustment expense	$2,612,817	$3,576,185

Substantially all of the incurred but not reported (“IBNR”) balance for dental HMO and dental PPO as of December 31, 2018 relates to the current year. At December 31, 2018 and 2017, the IBNR balance included in the total claims payable liability was approximately $1,982,000 and $2,054,000, respectively. The following is information about fully insured dental healthcare expense incurred and fully insured healthcare expense paid as of December 31, 2018:

Cumulative Fully-Insured Dental HMO Claims Incurred
	(Unaudited)	(Unaudited)		Claim
Dental Claim Year	2016	2017	2018	Frequency

2016	$39,921,664	$39,891,781	$40,021,191	253,331
2017		38,546,241	38,555,013	255,905
2018			37,794,674	245,077
		Total	$116,370,878

Cumulative Fully-Insured Dental HMO Claims Paid
	(Unaudited)	(Unaudited)
Dental Claim Year	2016	2017	2018

2016	$37,336,962	$39,892,167	$40,021,191
2017		36,247,144	38,553,179
2018			36,237,864
		Total	$114,812,234

	Liabilities for dental HMO claims payable		$1,558,644

Cumulative Fully-Insured Dental PPO Claims Incurred
	(Unaudited)	(Unaudited)		Claim
Dental Claim Year	2016	2017	2018	Frequency

2016	$15,463,744	$15,462,523	$15,516,498	99,840
2017		17,737,537	17,692,806	120,641
2018			18,863,847	125,695
		Total	$52,073,151

Cumulative Fully-Insured Dental PPO Claims Paid
	(Unaudited)	(Unaudited)
Dental Claim Year	2016	2017	2018

2016	$14,385,000	$15,460,775	$15,516,498
2017		16,545,206	17,692,575
2018			17,867,419
		Total	$51,076,492

	Liabilities for dental PPO claims payable		$996,659

7.	DEBT

The Company has a mortgage note with a bank, secured by the land and the office building with interest payable based on the 30-day LIBOR rate plus 1.95%. As a result of the mortgage note having a variable interest rate that adjusts monthly with the 30-day LIBOR rate, the carrying value of the mortgage note of $1,040,000 approximates fair value. The Company also entered into an interest rate swap agreement that effectively changed the interest rate related to the mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. Under this mortgage, the Company is required to have a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year and a debt service ratio of at least 1:1. The mortgage note fair value disclosure is classified as Level 2 in the fair-value hierarchy.

Required principal repayments under the mortgage loan payable are as follows:

Years Ending
December 31

2019	$57,600
2020	58,800
2021	61,200
2022	862,400
Total mortgage payable	$1,040,000

The Company enters into sale-leaseback transactions with a leasing company for the sale of certain fixed assets. There is no gain or loss on any sales. The Company does not retain the benefits and risk to the property sold and risk of ownership is transferred to the leasing company. The Company sold certain fixed assets for approximately $921,000 in 2017. The Company simultaneously enters into capital lease agreements with the leasing company that obligates the Company to pay lease payments related to the respective assets sold. The Company entered into lease payments for sold assets totaling approximately $999,000 in 2017. Under this capital lease agreement, the Company is required to have a minimum tangible net worth equal to or greater than $2,500,000 at the end of each fiscal year.

At December 31, 2018, future required payments under all outstanding capital leases are as follows:

2019	$354,552
2020	257,616
2021	187,386

Total	799,554

Less imputed interest	(40,258)

Present value of minimum lease payments	$759,296

8.	DERIVATIVE

The Company entered into an interest rate swap agreement (cash flow hedge) used to manage the Company’s interest rate risk. The swap agreement effectively changed the interest rate related to the Company’s mortgage note with a commercial bank from a variable rate based on the 30-day LIBOR rate plus 1.95% to a fixed rate of 3.90% for the 10-year period through December 22, 2022. The Company’s risk management policy is to not enter into derivatives for speculative purposes. The notional amount decreases in direct correlation to the principal reduction of the mortgage and was approximately $1,040,000 and $1,095,000 at December 31, 2018 and 2017, respectively. The Company believes that the risk of nonperformance by the counter party to this agreement is not material to the financial statements. At December 31, 2018 and 2017, the fair value of this agreement was approximately $17,000 and $7,000 respectively and is included in other assets in the consolidated balance sheets. The agreement will terminate upon maturity of the mortgage loan payable (Note 7).

The amounts included in other comprehensive income related to the interest rate swap was $7,885, $9,043, and $7,471, net of income tax expense of $2,096, $4,659, and $3,848, during 2018, 2017 and 2016, respectively.

9.	LINES OF CREDIT

The Company has an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2018. As of December 31, 2018 and 2017, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in August 2019. The Company expects to renew this line of credit at its maturity.

The Company has an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. The Company did not have any interest expense or significant fees for the line of credit for each of the three years ended December 31, 2018. At December 31, 2018 and 2017, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in August 2019. The Company expects to renew this line of credit at its maturity.

10.	FEDERAL INCOME TAXES

The components of the provision for income taxes are summarized as follows for the years ended December 31, 2018, 2017 and 2016, respectively:

	2018	2017	2016

Current tax expense:
Federal	$816,895	$1,464,411	$1,520,374
State and local	31,595	37,993	32,578

Total current tax expense	848,490	1,502,404	1,552,952

Deferred tax expense (benefit)
Federal	78,084	477,341	(180,068)
State and local	(12,938)	(8,623)	(9,400)

Total deferred tax expense (benefit)	65,146	468,718	(189,468)

Total provision for income taxes	$913,636	$1,971,122	$1,363,484

Deferred tax assets and liabilities are comprised of the following:

	2018	2017
Deferred tax assets:
Unearned premiums	$83,904	$64,532
Net operating loss	10,537	13,061
Recapitalization intangible	29,792	29,792
Accrued vacation	57,583	62,170
Accrued commissions	223,663	192,291
Deferred compensation	1,074,744	961,463
Legal Fees	15,937	81,364
Accrued professional fees	49,717	38,784
Unrealized loss on investments	74,010	21,308
Other, net	103,645	75,898

Gross deferred tax assets	1,723,532	1,540,663

Valuation Allowance	(29,792)	(29,792)

Gross deferred tax assets, net of valuation allowance	1,693,740	1,510,871

Deferred tax liabilities:
Deferred policy acquisition costs	91,090	96,483
Prepaid insurance	86,337	74,503
Property and equipment	390,745	200,739
Identifiable intangible assets	7,411	8,566

Gross deferred tax liabilities	575,583	380,291

Net deferred tax asset	$1,118,157	$1,130,580

Management believes it is more likely than not that deferred tax assets, net of valuation allowance will reduce future income tax payments. Significant factors considered by management in its determination of the probability of the realization of the deferred tax benefits include the historical operating results and the expectations of future earnings. The Company had $50,176, $38,415, and $74,209, of net operating loss carry forwards to utilize in future years at December 31, 2018, 2017, and 2016, respectively. These losses will expire between 2019 and 2025. Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets at December 31, 2018 and 2017.

The Company’s effective tax rate was different from the U.S statutory rate due to the following:

				2018	2017	2016
				Effective Tax	Effective Tax	Effective Tax
	2018	2017	2016	Rate	Rate	Rate

Provision computed at statutory rate	$728,849	$1,292,189	$1,139,903	21.0%	34.0%	34.0%
State and local taxes	18,621	29,323	23,101	0.5	0.8	0.7
Nondeductible meals, entertainment and legal expense	12,147	11,143	26,899	0.4	0.3	0.8
Tax Act adoption impact		691,921			18.2
Nondeductible federal premium tax	168,120		189,558	4.8		5.7
Other—net	(14,101)	(53,454)	(15,977)	(0.4)	(1.4)	(0.5)

Provision for income taxes	$913,636	$1,971,122	$1,363,484	26.3%	51.9%	40.7%

In December 2017, the Company estimated the effects on deferred tax balances in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”) commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”) made broad and complex changes to the U.S. tax code beginning in 2018. These changes to the tax code reduced the corporate tax rate from 34% to 21%. The rate reduction required a remeasurement of the Company’s net deferred tax asset and these items resulted in an estimated increase in our 2017 tax expense of approximately $692,000.    Additional clarification of the Tax Act during 2018 did not have a material impact on the Company’s effective tax rate. As a result, the Company’s implementation in relation to the Tax Reconciliation Act is complete as of December 31, 2018.

11.	ACCOUNTING FOR UNCERTAIN TAX POSITIONS

For the years ended December 31, 2018, 2017, and 2016, the Company did not have any significant uncertain tax positions. The Company is primarily subject to U.S. federal and various U.S. state and local tax authorities. Tax years subsequent to 2014 remain open to examination by the Internal Revenue Service (“IRS”), and tax years subsequent to 2013 remain open to other state and local tax authorities.

12.	RETIREMENT PLAN

Employees of the Company are covered by a defined contribution 401(k) plan sponsored by the Company. Discretionary contributions of a certain percentage of each employee’s contribution, which may not exceed a limit set annually by the Internal Revenue Service, are contributed by the Company each year and vest ratably over a five-year period. Company contributions, including administration fees paid by the Company, amounted to approximately $90,000, $91,000, and $89,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	2018			2017
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (loss), net on investments available for sale, beginning of period	$972	$335	$637	$(13,376)	$(4,544)	$(8,832)
Other comprehensive (loss) income before reclassification	(271,784)	(57,100)	(214,684)	66,465	22,599	43,866
Reclassification adjustment for realized investment losses (gains), net included in realized gains on investments, net	10,838	2,276	8,562	(52,117)	(17,720)	(34,397)
Effect on other comprehensive (loss) income	(260,946)	(54,824)	(206,122)	14,348	4,879	9,469
Accumulated unrealized gains (loss), net, on investments available for sale, end of period	$(259,974)	$(54,489)	$(205,485)	$972	$335	$637

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$7,005	$2,381	$4,624	$(6,697)	$(2,278)	$(4,419)
Other comprehensive income before reclassification	9,981	2,096	7,885	13,702	4,659	9,043
Effect on other comprehensive income	9,981	2,096	7,885	13,702	4,659	9,043
Accumulated unrealized gains (losses), net, on interest rate swap, end of period	$16,986	$4,477	$12,509	$7,005	$2,381	$4,624

Accumulated other comprehensive (loss), beginning of period	$7,977	$2,716	$5,261	$(20,073)	$(6,822)	$(13,251)
Change in unrealized gains, net, on investments available for sale	(260,946)	(54,824)	(206,122)	14,348	4,879	9,469
Change in unrealized gains, net, on interest rate swap	9,981	2,096	7,885	13,702	4,659	9,043
Effect on other comprehensive income	(250,965)	(52,728)	(198,237)	28,050	9,538	18,512
Accumulated other comprehensive income (loss), end of period	$(242,988)	$(50,012)	$(192,976)	$7,977	$2,716	$5,261

	2016
	Before Tax	Income Tax	Net
Accumulated unrealized (loss), net on investments available for sale, beginning of period	$(34,498)	$(11,726)	$(22,772)
Other comprehensive income before reclassification	50,566	17,193	33,373
Reclassification adjustment for realized investment losses, net included in realized gains on investments, net	(29,444)	(10,011)	(19,433)
Effect on other comprehensive income	21,122	7,182	13,940
Accumulated unrealized (loss), net, on investments available for sale, end of period	$(13,376)	$(4,544)	$(8,832)

Accumulated unrealized (losses), net, on interest rate swap, beginning of period	$(18,016)	$(6,126)	$(11,890)
Other comprehensive income before reclassification	11,319	3,848	7,471
Effect on other comprehensive income	11,319	3,848	7,471
Accumulated unrealized (losses), net, on interest rate swap, end of period	$(6,697)	$(2,278)	$(4,419)

Accumulated other comprehensive loss beginning of period	$(52,514)	$(17,852)	$(34,662)
Change in unrealized gains, net, on investments available for sale	21,122	7,182	13,940
Change in unrealized gains, net, on interest rate swap	11,319	3,848	7,471
Effect on other comprehensive income	32,441	11,030	21,411
Accumulated other comprehensive (loss), end of period	$(20,073)	$(6,822)	$(13,251)

14.	LEASE INCOME

The Company leased space in its building to unrelated parties under non-cancelable leases. The Company did not have any lease income for the year ended December 31, 2018 and 2017. Income recorded by the Company under non-cancelable leases amounted to approximately $52,000 for the year ended December 31, 2016. Such amount is recorded as other income in the accompanying consolidated statements of comprehensive income.

15.	COMMITMENTS AND CONTINGENCIES

Leases—The Company leases certain software, equipment and office space under non-cancelable operating leases. Rent expense under all operating leases was approximately $389,000, $324,000, and $206,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, future approximate minimum annual lease payments under non-cancelable operating leases are as follows:

2019	$326,000
2020	106,000
2021	66,000
2022	34,000
2023 and thereafter	20,000

Total	$552,000

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $28,243,000, $25,981,000, and $25,094,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

Listed below is financial information required for each reportable segment for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Fiscal Year Ended			Fiscal Year Ended
	December 31, 2018			December 31, 2017

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$50,710	$37,785	$12,925	$51,419	$38,522	$12,897
Fully-insured dental PPO	28,658	18,844	9,814	25,936	17,721	8,215
Self-insured dental	31,868	27,442	4,426	29,427	25,365	4,062
Corporate, all other	1,078		1,078	807		807
Total	$112,314	$84,071	28,243	$107,589	$81,608	25,981

Investment income			333			265
Realized (losses) gains on investments, net			(125)			249

Insurance expense			24,980			22,695

Income before income tax			$3,471			$3,800

Total assets-corporate			$66,785			$70,329

	Fiscal Year Ended
	December 31, 2016

	Revenues-	Healthcare
	External	Services
	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$53,393	$39,995	$13,398
Fully-insured dental PPO	22,363	15,391	6,972
Self-insured dental	29,067	25,114	3,953
Corporate, all other	771		771
Total	$105,594	$80,500	25,094

Investment income			274
Realized losses on investments, net			76
Other income			52

Insurance expense			22,143

Income before income tax			$3,353

			$78,082

Inter-segment revenues were not significant for 2018, 2017, or 2016.

17.	RELATED PARTIES

All of the Company’s Class A and Class B shareholders are related parties, either as a participating provider, director or an employee of the Company.

The Company’s providers, who are also shareholders, submitted claims of approximately $33,893,000, $33,291,000, and $38,256,000, in 2018, 2017, and 2016, respectively. The Company had claims payable liability to related party providers of approximately $1,081,000 and $1,487,000 at December 31, 2018 and 2017, respectively.

In 2018, four of our Board members are also participating providers and as a group received approximately $190,000, in directors’ fees for the year ended December 31, 2018. In 2017 and 2016, seven of our Board members were also participating providers and as a group received approximately $183,000, and $201,000, in directors’ fees for the years ended December 31, 2017, and 2016, respectively.

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

The following table presents for each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$500	$500		$551	$551
Investment grade corporate bonds		7,484	7,484		7,588	7,588
Non-investment grade corporate bonds		717	717		671	671
Short-term investments
Money market funds	$454		454	$181		181
Federally-Insured certificates of deposit		401	401		601	601
Deferred compensation investments (a)
Equity mutual fund investments	1,246		1,246	1,194		1,194
State guarantee fund deposits (b)
Government securities	1,774		1,774	1,763		1,763
Federally-Insured certificates of deposit		75	75		75	75
Interest rate swap (b)		17	17		7	7
Total	$3,474	$9,194	$12,668	$3,138	$9,493	$12,631

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

At December 31, 2018 and 2017, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during years ended December 31, 2018 and 2017. As of December 31, 2018 and 2017, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

19.	REDEEMABLE SHARES, SHAREHOLDERS’ EQUITY AND DIVIDEND RESTRICTIONS

Participating providers along with Company directors and employees have the option to purchase one or more voting Class B Redeemable Common Shares of the Company, when offered. Non-provider individuals are eligible to purchase Class C voting Redeemable Common Shares, when offered. The maximum percentage of Class C Common Shares outstanding at any time as a proportion of all voting Common Shares is 40%. The book value of a Common Share was approximately $1,355 and $1,210 at December 31, 2018 and 2017, respectively. In 2018, 2017, and 2016, the Board declared a per share cash dividend for all Class A, Class B and Class C Redeemable Common Shares in the amounts of $45.00, $42.50, and $40.47, respectively.

The Company has 100,000 authorized Class D Redeemable Common Shares, without par value. The Class D Redeemable Common Shares are non-voting redeemable common shares that Preferred Shares may be converted into under certain circumstances. As of December 31, 2018 and 2017, no Class D Redeemable Common Shares were issued or are outstanding.

In 2010, the Company entered into a Preferred Stock Purchase Agreement with an investor for 300 Redeemable Institutional Preferred Shares at a purchase price of $1,000 per share. In 2012 and 2013, the Company entered into additional Stock Purchase Agreements with an investor for the sale of 1,000 Redeemable Institutional Preferred Shares each year at a purchase price of $1,000 per share. In June 2016, Company exercised its right to redeem all of the Preferred Shares and as of December 31, 2018 and 2017 there were no issued or outstanding Preferred Shares.

Redeemable Provider Preferred Shares-2009 Series are entitled to a cumulative cash dividend equal to 5% of the year end book value of the Redeemable Provider Preferred Shares. As of December 31, 2018 and 2017, no Provider Preferred Shares were issued or are outstanding.

Dividend restrictions vary among the subsidiaries. Dental Care Plus is restricted by regulatory requirements of its domiciliary state, which limit by reference to statutory net income and net worth, the dividends that can be paid without prior regulatory approval. Dividends paid by Dental Care Plus cannot, without prior approval of the Ohio Department of Insurance, exceed in any one year the lesser of: (i) 10% of net worth (as of the preceding December 31), or (ii) net income for the prior year, and only if net worth exceeds $250,000 and only out of unassigned surplus. In December 2018, Dental Care Plus declared a dividend payable to the DCP Holding Company in the amount of approximately $1,470,000, payable January 2019. There were no dividends declared or paid by Dental Care Plus in 2017 or 2016.

GAAP differs in certain respects from the accounting practices prescribed or permitted by state insurance regulatory authorities (“statutory-basis”), a non-GAAP basis of accounting. The statutory-basis net income for Dental Care Plus was approximately $1,677,000, $2,108,000, and $1,653,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Statutory-basis equity was approximately $14,449,000, and $14,800,000 at December 31, 2018 and 2017, respectively.

20.	QUARTERLY DATA (UNAUDITED)

A summary of our unaudited quarterly results of operations for the years ended December 31, 2018 and 2017 is as follows (amounts in thousands):

	2018
	March 31	June 30	September 30	December 31	Total
Premium revenue	$28,225	$27,890	$28,711	$27,488	$112,314
Gross profit	6,726	6,836	7,342	7,339	28,243
Income before income taxes	798	589	1,207	877	3,471

	2017
	March 31	June 30	September 30	December 31	Total
Premium revenue	$27,098	$26,789	$27,339	$26,363	$107,589
Gross profit	5,673	6,407	6,937	6,964	25,981
Income before income taxes	239	786	1,583	1,192	3,800

21.	SUBSEQUENT EVENTS

As discussed on the Company’s Current Report on Form 8-K filed with the Commission on March 14, 2019, the Company entered into Agreement with DentaQuest, LLC dated March 12, 2019 pursuant to which the Company will be merged with a subsidiary of DentaQuest, LLC and our shareholders will receive cash in exchange for their Company commons shares (the “Merger”). The Merger is subject to approval of our shareholders, regulatory approval and other customary conditions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities and Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based on such evaluation, the Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer also have concluded that in the fourth quarter of the fiscal year ended December 31, 2018, there were no changes in the Company’s internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). In evaluating the Company’s internal control over financial reporting, management has adopted the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management has concluded that our internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our Board of Directors

The following sets forth information about our directors as of March 15, 2019.

Name	Age	Position/Office Held With the Company

Stephen T. Schuler, DMD	71	Director and Chairman of the Board
Ronald L. Poulos, DDS	53	Director and Vice Chairman of the Board
James E. Kroeger, MBA, CPA	63	Director
Donald J. Peak, CPA	65	Director
Michael J. Carl, DDS	59	Director
Fred H. Peck, DDS	58	Director
Molly M. Rogers, MBA, CPA	61	Director
Jack M. Cook, MHA	74	Director
David A. Kreyling, DMD	65	Director
James T. Foley	73	Director

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

Ronald L. Poulos, DDS has been engaged in the private practice of pediatric dentistry in Cincinnati, Ohio since 1998. Dr. Poulos became a board certified pediatric dentist in 2001. He is an active member of the American Academy of Pediatric Dentistry, the American Dental Association, the Ohio Dental Association and the Cincinnati Dental Society. In addition, Dr. Poulos has been the Treasurer of the Cincinnati east side dental study club since 2005 and was a board member of the Childrens’ Dental Care Foundation from 2006 through 2012. Dr. Poulos currently serves as Vice Chairman of the Board and on the Corporate Affairs and Clinical Affairs Committees. In addition to his industry experience and qualifications described above, the Company believes Dr. Poulos should continue to serve as a director because he represents the pediatric dental specialty and because he is well known to many of the dentist shareholders on the east side of Cincinnati.

James E. Kroeger, MBA, CPA served as the Head of Internal Audit at American Modern Insurance Group from 2004 through August 2018, at which time he became Senior Advisor of Financial Compliance until his retirement in January 2019. Prior to joining American Modern Insurance Group, he was a Firm Director in the Audit and Assurance practice of Deloitte & Touche LLP in Cincinnati, Ohio. He was with Deloitte for approximately 25 years, specializing in auditing insurance and health care entities, and developed a deep technical expertise in the insurance industry. Mr. Kroeger currently is the Chairman of the Audit Committee and serves on the Special Strategy Committee. Mr. Kroeger was recruited to serve on the Company’s Board of Directors in 2006 when the Company filed its initial Form 10 with the U.S. Securities and Exchange Commission and has been designated as the Audit Committee’s financial expert in accordance with SEC regulations. In addition to his industry experience and qualifications described above, the Company believes Mr. Kroeger should continue to serve as a director because of his extensive experience in auditing publicly-traded insurance companies, his technical expertise in the insurance industry and his significant experience with SEC regulations and financial reporting requirements. Since becoming a Board member in 2006, Mr. Kroeger has been instrumental in the establishment of a strong internal audit function for the Company. He possesses the requisite experience and skill to continue to serve as the Chairman of the Company’s Audit Committee.

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

Dr. Fred H. Peck, DDS has been engaged in the private practice of general dentistry in the Cincinnati, Ohio area since 1986. Dr. Peck was first nominated to serve on the Board of Directors of Dental Care Plus in 1988 and has been a director of Dental Care Plus and the Company continuously since that time. He was also the Treasurer of Dental Care Plus from 1990 to 2012 and the Treasurer of the Company from 2004 to 2012. Dr. Peck was the Chairman of the Company’s Utilization Review and Quality Assurance Committee from 1989 through 2009 and became the Chairman of the Board’s Clinical Affairs Committee in July 2009. In addition to his industry experience and qualifications described above, the Company believes Dr. Peck should continue to serve as a director because he brings to the Board an exceptional level of clinical expertise. He is a long standing member of the Cincinnati Dental Society Scientific Program Committee and served as Chairman of this committee in 2001, 2008, 2011 and 2011. He is an Accredited Member of the American Academy of Cosmetic Dentistry and is a lecturer for the University of Cincinnati Medical Center dental residents in cosmetic dentistry and the University of Cincinnati, Blue Ash Dental Hygiene Program in cosmetic dentistry.

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

Board Leadership Structure and Risk Oversight

Our Board of Directors consists of five dentist directors and five non-dentist directors. The Chairman of the Board is required to be a dentist director. Company risk management is the responsibility of the CEO and the CFO. The Board of Directors has delegated the responsibility for risk oversight to the Audit Committee.

Meetings and Committees

Our Board of Directors held a total of twelve meetings during 2018 and also took certain actions by written consent. All incumbent directors during the last year attended 75% or more of the aggregate of (i) the total number of meetings of the Board of Directors (held during the period for which she or he has been a director) and (ii) the total number of meetings held by all committees on which he or she served. We invite, but do not require, our directors to attend the Annual Meeting. All of our directors attended the 2018 Annual Meeting of Shareholders.

Our Board appoints committees to help carry out its duties. In particular, Board committees work on key issues in greater detail than would be possible at full Board meetings. Each committee reviews the results of its meetings with the full Board. Our Board of Directors had four standing committees during 2018: Audit, Finance, Clinical Affairs and Corporate Affairs.

Audit Committee. The Audit Committee’s members are James E. Kroeger, MBA, CPA, Chairman, Molly M. Rogers, MBA, CPA, and Michael J. Carl, DDS. The Committee met six times in 2018 and conducted an Audit Committee educational session focused on the new revenue recognition accounting standards and revenue auditing and testing. The Audit Committee is responsible for facilitating the Board of Directors’ financial oversight responsibilities for DCP Holding Company. The Committee is also responsible for appointing, retaining, compensating, overseeing, evaluating and terminating the Company’s independent auditors. The Audit Committee alone has the authority to approve all audit engagement fees and terms, as well as all non-audit engagements with the independent auditors. The independent auditors report directly to the Audit Committee. The Audit Committee also prepares the Audit Committee Report as it appears in this Proxy Statement. The Board of Directors has determined that Mr. Kroeger is an “audit committee financial expert”, as defined under Regulation S-K Item 407(d)(5). In addition, Mr. Kroeger meets the independence standards applicable to Audit Committee members under the SEC’s rules for companies listed on The Nasdaq Stock Market. Mr. Kroeger and Ms. Rogers are “independent” as such term is defined for audit committee members by the listing standards of The Nasdaq Stock Market. The Audit Committee has a charter that includes its risk assessment duties and responsibilities. Periodically the Audit Committee discusses with senior management the Company’s significant financial and non-financial risks and the steps management has taken to monitor and mitigate such risks. A copy of the charter is attached as an Appendix to this document. The charter is not available on the Company’s website.

Finance Committee. The Finance Committee’s members are Donald J. Peak, CPA, Chairman, Stephen T. Schuler, DMD, David A. Kreyling, DMD, James T. Foley, and Molly M. Rogers, MBA, CPA. The Committee met twelve times in 2018. The Finance Committee is responsible for assisting the Board of Directors in fulfilling its responsibilities for reviewing and monitoring financial performance, budget development and strategic financial planning of the Company and its subsidiaries. The Finance Committee also: (a) provides advice and counsel as requested by management in the review of opportunities for investment in businesses anticipated to contribute to the Company’s growth and profit objectives; (b) provides advice and counsel as requested by management in the review of decisions on significant investment in the Company’s business, such as real estate, buildings, equipment and technology; and (c) reviews and makes a recommendation to the full Board regarding the Company’s investment to the extent a business or investment opportunity is financially or strategically material to the Company.

Clinical Affairs Committee. The Clinical Affairs Committee’s members are Fred H. Peck, DDS, Chairman, Michael Carl, DDS, and Ronald L. Poulos, DDS. The Committee met twelve times during 2018. The Clinical Affairs Committee is charged with reviewing service patterns of providers and requests for pretreatment estimates that do not clearly meet Company standards. The Clinical Affairs Committee is also charged with retrospective review of covered services provided by dentists to determine whether the frequency and nature of the services are in compliance with standards adopted by the Clinical Affairs Committee. The Clinical Affairs Committee may recommend that the participating agreement of a dentist who is not in compliance with these standards be terminated, suspended or not renewed, or that benefits paid to the provider for particular services rendered by him or her be reduced. The Clinical Affairs Committee also has oversight over the credentialing of new dentist providers that apply to be participating providers in our provider networks. This committee oversees the periodic re-credentialing of dentist providers already in one of our existing provider networks and evaluates whether a dentist should be terminated from one of the provider networks if an action is filed against the dentist with a state department of insurance or other regulatory agency or the provider loses his medical malpractice insurance coverage due to an adverse claim. The Clinical Affairs Committee is also charged in part with determining whether all participating dentists maintain good standing with regulatory agencies. The recommendations of the Clinical Affairs Committee are forwarded to our Board of Directors for consideration and appropriate action.

Corporate Affairs Committee. The Corporate Affairs Committee’s (the “Committee”) members are Jack M. Cook, MHA, Chairman, James T. Foley, David A. Kreyling, DMD, Ronald L. Poulos, DDS, and Stephen T. Schuler, DMD. Jack M. Cook and James T. Foley are “independent” as such term is defined by the listing standards of The Nasdaq Stock Market. The Committee met six times during 2018. The Corporate Affairs Committee is responsible for the following functions:

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

The Committee: (a) reviews and establishes the compensation and benefits for the Company’s Named Executive Officers (defined below) and reports these decisions to the Board of Directors; (b) reviews the compensation and benefits for the Company’s other senior executive officers; (c) reviews the design of and administers, as appropriate, the Company’s broad-based incentive plans; (d) determines and establishes the appropriate retirement and severance packages and benefits to be given by the Company to our Named Executive Officers; (e) monitors the conformity of the aforementioned compensation and incentive packages with various laws and regulatory considerations pertaining to compensation matters; and (f) prepares the Report of the Corporate Affairs Committee for inclusion in this Proxy Statement.

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

The Policy provides that the Corporate Affairs Committee will consider candidates who are duly recommended in writing by Eligible Nominating Shareholders. Each such submission must include a statement of the qualifications of the nominee, a consent signed by the nominee evidencing a willingness to serve as a director if elected, and a commitment by the nominee to meet personally with the Corporate Affairs Committee. In addition, in order for a recommendation to be considered by the Corporate Affairs Committee, the recommendation notice must contain, at a minimum, the following: the name, address, and telephone number of the Eligible Nominating Shareholder making the recommendation; the full legal name, address and telephone number of the individual being recommended, together with a reasonably detailed description of the background, experience and qualifications of that individual; a written acknowledgment by the individual being recommended that he or she has consented to that recommendation and consents to the Company’s undertaking of an investigation into that individual’s background, experience and qualifications in the event that the Committee desires to do so; any information not already provided about the person’s background, experience and qualifications necessary for the Company to prepare the disclosure required to be included in the Company’s proxy statement about the individual being recommended; the disclosure of any relationship of the individual being recommended with the Company or any of its subsidiaries or affiliates, whether direct or indirect; the disclosure of any relation of the individual being recommended with the Eligible Nominating Shareholder, whether direct or indirect; and, if known to the Eligible Nominating Shareholder, any material interest of such Eligible Nominating Shareholder or individual being recommended in any proposals or other business to be presented at the Company’s Annual Meeting of Shareholders (or a statement to the effect that no material interest is known to such Eligible Nominating Shareholder).

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

 Communications with the Board of Directors

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

Section 16(a) Beneficial Ownership Report Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of DCP Holding Company’s Common Shares to file initial reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. These executive officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.  Based on our review of the copies of such forms received by us, we believe that during fiscal 2018 all Section 16(a) filing requirements applicable to our executive officers, directors and 10% shareholders were complied.

ITEM 11.	Executive Compensation

Compensation Discussion and Analysis

The Corporate Affairs Committee of the Board (the “Committee”) oversees DCP Holding Company’s executive officer compensation and equity-based programs. The Committee reviews and establishes the compensation and benefits for DCP Holding Company’s executive officers named in the Summary Compensation Table of this proxy statement (the “Named Executive Officers”) and other key employees and reviews the principles and strategies that guide the design of compensation plans and benefit programs for all of the Company’s senior executive officers. The Committee is composed entirely of non-employee members of the Board.

Executive Summary

           The compensation program for the Company’s Named Executive Officers and other key employees is closely linked to Company performance. In 2018, the Company achieved total operating revenue of approximately $112.5 million and adjusted net operating income of approximately $4.7 million. If this high level of Company performance continues, the Named Executive Officers and other key employees may continue to be entitled to increased levels of compensation under the short-term and long-term incentive compensation awards made by the Committee.

     During 2018, Anthony A. Cook served as our President and CEO. In December 2018, Mr. Cook resigned from those position and currently serves as Assistant to the President for Corporate Development and Strategy on a part-time basis. Effective January 1, 2019, Robert C. Hodgkins, Jr. was elected President, CEO and CFO of the Company and Jodi Fronczek was named Vice President and Chief Operations Officer.

Objectives of Compensation Program

The Company’s compensation programs are designed to help recruit, retain and motivate a group of talented and diverse executives, rewarding them for profitable corporate performance and providing incentives for them to create short-term and long-term corporate stability and growth. Accordingly, the key components of the Company’s compensation package for its executives are base salary, benefits, short-term and long-term incentive cash compensation and other long-term incentives comprised of restricted share or unit awards. The level of these compensation components for the Company’s Named Executive Officers and other key employees is determined by the Committee.

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

We believe that the compensation of our executives should reflect their success as a management team, rather than individuals, in attaining key operating objectives, such as growth of membership, growth of operating revenue, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased book value for our Common Shares. We believe that the performance of the executives in managing our Company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We seek to have the long-term performance of our stock reflected in executive compensation through our management equity incentive plan.

Elements of Compensation; Determination of Amounts

Elements of compensation for our executives include: salary, short-term and long-term incentive compensation, health, disability and life insurance, limited perquisites and restricted share unit awards. Base salaries are typically set for our executive officers at the regularly scheduled November meeting of our Corporate Affairs Committee. At this meeting, the Committee also approves and adopts the management equity incentive plan for the new fiscal year and typically grants restricted share unit awards to all of our executives and certain other eligible employees. These executives and other eligible employees have the option to elect to defer their restricted share unit awards under the Company’s deferred compensation plan.

At the beginning of each fiscal year, including 2018, it has been the practice of the Committee to review the history of all the elements of each executive’s total compensation and compare the compensation of the executives with that of the executives in an appropriate market comparison group. At the fall meeting referred to above, our CEO, makes compensation recommendations to the Committee with respect to the executives who report to him. Such executives are not present at the time of these deliberations. The Chairman of the Board then makes compensation recommendations to the Committee with respect to our CEO, who is absent from that meeting. The Committee may accept or adjust such recommendations and also determines the Chairman of the Board’s compensation.

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

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain personnel, while providing incentives to maximize long-term value for our Company and our shareholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of bonus compensation to reward superior performance against specific short-term goals. We provide restricted share unit non-cash compensation to reward increased share value and as a means to retain the executive officer. The following items of corporate performance may be taken into account in setting compensation policies:

•	membership, operating revenue and corporate earnings compared to our financial plan for that year;

•	achievement of our strategic objectives; and

•	the book value of our Common Shares.

Following our 2018 annual meeting, the Committee also considered the results of the say-on-pay vote and determined that no significant change to the compensation program elements was warranted. The Company currently intends to seek a shareholder advisory vote on executive compensation on an annual basis.

Compensation Consultant

Every two years, with the assistance of an independent executive compensation consultant that reports directly to the Committee, the Committee evaluates the Company’s plans and programs for the CEO against current and emerging compensation practices in the insurance industry, legal and regulatory developments and corporate governance trends. In 2018, the Committee engaged the Compensation Service Group (“CSG”), an independent compensation consultant, to evaluate the external competitiveness of Company’s compensation program for the CEO. CSG utilized two data sources for this analysis: 1) published compensation surveys and 2) proxy statements of SEC-reporting companies with what CSG believed, generated comparable revenue and net income.

Annually, our CEO, with the assistance of Employers Resource Association, evaluates the Company’s plans and programs for the Company’s executive staff against the current and emerging compensation practices in the insurance industry. This review provides assurance that the Company’s compensation programs are designed to help attract and retain the talent necessary to maintain its long history of strong growth, profitability and shareholder returns.

The Committee annually examines the ongoing competitiveness of the Company’s executive compensation programs, reviews both Company and individual executive performance and reports compensation levels for each Named Executive Officer and other key employees to the Board. The Committee works to ascertain and establish competitive levels of base compensation, short-term incentive compensation and long-term incentive awards for the Named Executive Officers and other key employees of DCP Holding Company. Annually, the Committee:

•

Reviews compensation levels of the Named Executive Officers and other key employees against independent surveys of managed care organizations and health insurance companies provided by our compensation consultants. As a part of this work, the Committee validates that total compensation paid is appropriate based on an analysis that compares the Company’s performance to the performance reported in these independent surveys. The Committee does not benchmark compensation of our Named Executive Officers against any comparator group.

•

Ensures that a significant portion of the total compensation packages for the CEO, CFO, and other key employees are performance-based and that compensation opportunities are designed to create incentives for above-target performance and consequences for below-target performance.

•	Approves the base salary compensation for the Named Executive Officers and other key employees.

•

Approves the target level of performance-based compensation for the Named Executive Officers and other key employees and the Company performance goals that must be achieved in order for the Named Executive Officers and other key employees to receive all or a portion of their performance-based compensation.

•	Approves long-term incentive awards in the form of grants of restricted share units under the management equity incentive plan and the deferred compensation plan.

While the Committee is solely responsible for establishing the compensation level and components for our CEO, he is responsible for evaluating the compensation level of the other Named Executive Officers and other key employees and making compensation recommendations to the Committee. Our CEO is also involved in establishing individual and departmental objectives and goals with the other Named Executive Officers and other key employees and evaluating their performance on an annual basis.

 Named Executive Officer and Other Key Employee Compensation

Base Salaries

It is the goal of the Committee to establish salary compensation for our executives based on our Company’s operating performance relative to companies of comparable size in our industry over a three to five year period. In setting base salaries for fiscal 2018, the Committee reviewed the research provided by our compensation consultants in 2018 with respect to the salary compensation of officers with comparable qualifications, experience and responsibilities at comparable companies designated by the compensation consultant. The Committee established our target for the total compensation level for the Named Executive Officers and other key employees of DCP Holding Company at the midpoint of the range of compensation for comparable positions from the independent surveys of companies within the health insurance industry provided by our compensation consultants. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below. The Committee, in determining the base salaries for both Mr. Cook, our CEO during 2018 and Robert C. Hodgkins, Jr., our CFO, considered several factors, including, but not limited to, the compensation payable to the chief executive officers and chief financial officers of various other companies, including other specialty insurance companies with comparable asset size and premium income. For 2018, the Committee increased the base salary for Mr. Cook from $441,500 to $454,745 and for Mr. Hodgkins from $269,014 to $277,084 in order to establish these base salaries at the appropriate point in the range of compensation for CEO and CFO positions at comparable companies. Effective January 1, 2018, Mr. Hodgkins’ base salary was increased to $350,000.

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

In 2011, the Committee and Company management undertook an analysis of our compensation policies and practices and determined that risks arising from our compensation policies and practices for all of our employees are not reasonably likely to have a material adverse effect on us. However, as a result of our analysis and our compensation objective of achieving an appropriate balance between revenue growth and profitability, the Committee modified the short term management non-equity incentive compensation parameters. For 2016, each executive was eligible to receive thirty percent (30%) of his or her award based on the performance of the Company relative to the established operating revenue goal and fifty percent (50%) of his or her award based on the performance of the Company relative to the established net operating income goal. The remaining twenty percent (20%) of these awards under the plan are granted at the discretion of the Committee in the case of Mr. Cook and at the discretion of the Committee and Mr. Cook in the case of Mr. Hodgkins and other key employees, based upon achievement by the individual of pre-established individual performance objectives. In December 2017, the Committee established the corporate goals for 2018 of:

●	Target operating revenue of $112,576,623 for 2018, with a threshold level of $101,318,961 and a maximum level of $146,349,610
●	Target net operating income of $4,710,351 for 2018, with a threshold level of $3,532,763 and a maximum level of approximately $6,123,456

These target levels corresponded to our achievement of 100% of the operating revenue and 100% of the net operating income as set forth in our financial plan for fiscal 2018. Under the terms of this plan, the target bonus payable for Mr. Cook was established at 30% of his fiscal 2018 base salary. The target bonus amount for Mr. Hodgkins was established at 25% of his fiscal 2018 base salary and the target bonus amounts for other key employees were established at 18% of each employee’s fiscal 2018 base salary.

The Company’s total operating revenue for 2018 was $112,314,657. This operating revenue exceeded the threshold level of $101,318,961 but was less than the target level of $112,576,623. The Company’s net operating income for 2018 was $4,824,964. This net operating income exceeded the target level of $4,710,351 but was less than the stretch level of $5,416,904. In addition, the Committee evaluated the performance of Mr. Cook relative to the achievement of his position-specific performance objectives, and Mr. Cook evaluated the performance of the other Named Executive Officers and other key employees relative to their position-specific performance objectives. Based on these performance results, on March 7, 2019, the Committee awarded Mr. Cook a non-equity incentive compensation payment equal to 31.1% of his base salary. The Committee also awarded non-equity incentive compensation to Mr. Hodgkins equal to 25.7% of his base salary and to Ms. Fronczek equal to 18.7% of her base salary.

Long Term Non-Equity Incentive Compensation

In 2007, the Committee established a long term non-equity incentive compensation arrangement for Mr. Cook. This long-term non-equity incentive arrangement was intended to motivate Mr. Cook to achieve long term success for the Company as well as assist in the retention of Mr. Cook. This long-term non-equity incentive arrangement was designed to reward Mr. Cook for increasing the aggregate book value of our Common Shares over the four year period from 2008 through 2011 and was included in Mr. Cook’s employment contract for 2008. Mr. Cook’s employment contracts for 2009 and 2010 also included similar long term non-equity incentive arrangements for the period from 2009 through 2012 and 2010 through 2013, respectively. Mr. Cook’s employment contract for 2011 included a long term non-equity incentive arrangement for the period from 2011 through 2014 whereby Mr. Cook was rewarded for increasing the aggregate book value of the Common and Preferred Shares over the four year period, adjusted for any Common Share dividends paid or provider withhold paid during the four-year period.

In 2011, the Committee changed from this long term non-equity incentive compensation arrangement to a long term equity incentive compensation arrangement for Mr. Cook for the three year period from 2012 – 2014 and for the three year period from 2013 – 2015. The Committee also made Robert Hodgkins, the CFO, eligible to participate in these long term equity incentive compensation arrangements. Then, in 2013, the Committee decided to discontinue the long term equity incentive compensation arrangement and to resume the long term non-equity incentive compensation arrangement for both Mr. Cook and Mr. Hodgkins. The Committee made this decision in order to eliminate the dilutive effect of additional outstanding RSUs on the return on equity of the Company’s Common Shareholders.

Mr. Cook’s and Mr. Hodgkins’s employment contracts for 2018 included a long term non-equity incentive arrangement for the period from 2018 through 2020 whereby Mr. Cook and Mr. Hodgkins are rewarded for increasing the adjusted book value per Common Share over the three year period, adjusted for any Common Share dividends paid or provider withhold paid during the three-year period. The following is a summary of the results relative to these long term non-equity incentive compensation programs through December 31, 2018.

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

2015 – 2017 Period

For the 2015– 2017 period, the performance metric was the aggregate book value of the Common Shares. The maximum level for the aggregate book value of the Common Shares was achieved for the three year period. Mr. Cook received receive a payment of $194,997, and Mr. Hodgkins received a payment of $111,499 in March 2018.

2016 – 2018 Period

For the 2016 – 2018 period, the performance metric was the adjusted book value per Common Share. The adjusted book value achieved was between the target and maximum levels for the three year period. In 2018, the Company increased the bonus payable liability related to their long term incentive compensation arrangement for Mr. Cook by $21,350 and Mr. Hodgkins by $12,934. Mr. Cook will receive a payment of $94,518 and Mr. Hodgkins will receive a payment of $57,260 in March 2019. These amounts are included in the non-equity incentive compensation for Mr. Cook and Mr. Hodgkins in the Summary Compensation Table.

2017 – 2019 Period

For the 2017 – 2019 period, the performance metric was the adjusted book value per Common Share. At this time, the expected level for the adjusted book value per Common Share as of December 31, 2019 is the target level. Accordingly, the Company has established a compensation liability to Mr. Cook and to Mr. Hodgkins based on the target level of performance. If the target level is achieved as of December 31, 2019, the amount payable to Mr. Hodgkins will be $40,352. In 2018, the Company increased the bonus payable liability related to this long term incentive compensation arrangement for Mr. Cook by $22,075 and for Mr. Hodgkins by $13,451. These amounts are included in the non-equity incentive compensation for Mr. Cook and Mr. Hodgkins in the Summary Compensation Table. In December 2018, Mr. Cook resigned as President and CEO and he will receive a payment in the amount of $44,150 in March 2019.

2018 – 2020 Period

For the 2018 – 2020 period, the performance metric was the adjusted book value per Common Share. At this time, the expected level for the adjusted book value per Common Share as of December 31, 2020 is the target level. Accordingly, the Company has established a compensation liability to Mr. Cook and to Mr. Hodgkins based on the target level of performance. If the target level is achieved as of December 31, 2020, the amount payable to Mr. Hodgkins will be $41,563. In 2018, the Company increased the bonus payable liability related to this long term incentive compensation arrangement for Mr. Cook by $22,737 and for Mr. Hodgkins by $13,854. These amounts are included in the non-equity incentive compensation for Mr. Cook and Mr. Hodgkins in the Summary Compensation Table. In December 2018, Mr. Cook resigned as President and CEO and he will receive a payment in the amount of $22,737 in March 2019.

Long Term Non-Equity Retention Incentive Plan

In 2018, the Committee granted to the Named Executive Officers and other key employees a cash grant equal to 5% of each individual’s base salary. These grants were approved at the regularly scheduled meeting of the Committee which was held in December 2017 to be effective January 2, 2018. A Named Executive Officer or key employee must be a Company employee for more than one year before becoming eligible to receive these cash grants. These cash grants vest over the course of a four year period, with 10% vesting in year one, 20% vesting in year two, 30% vesting in year three and 40% vesting in year four. There are no performance criteria associated with the vesting of these cash grants. The only requirement for vesting is that the individual is an employee of the Company at the end of the applicable vesting year.

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

Long Term Equity Retention Incentive Plan

Prior to 2018, the Committee granted to the Named Executive Officers and other key employees a number of restricted share units (“RSUs”) with a book value at the beginning of the year equal to approximately 5% of each individual’s base salary. These grants were approved at the regularly scheduled meeting of the Committee which was held in December to be effective January 2 of the following year. A Named Executive Officer or key employee must be a Company employee for more than one year before becoming eligible to receive RSU grants. These RSUs vested over the course of a four year period, with 10% vesting in year one, 20% vesting in year two, 30% vesting in year three and 40% vesting in year four. There are no performance criteria associated with the vesting of these RSUs. The only requirement for vesting is that the individual is an employee of the Company at the end of the applicable vesting year. For 2018, this Long Term Equity Retention Incentive Plan was converted to a Long Term Non-Equity Incentive Plan.

Long Term Equity Incentive Plan

Mr. Cook’s employment contract for 2012 included a long term equity incentive arrangement for the period from 2012 through 2014 whereby Mr. Cook was awarded restricted share units (“RSUs”) in lieu of cash for achieving the Company’s long term performance objectives. In addition the Committee decided to extend this long term equity incentive plan to Mr. Hodgkins, the CFO. This long term equity incentive plan was approved by the Board of Directors in February 2012. The parameters of Mr. Cook’s and Mr. Hodgkins’s long term equity incentive arrangements for the period from 2012 through 2014 are shown below.

Level	Three Year Average % Increase in Adjusted Book Value of Common and Preferred Shares	Resultant Adjusted Book Value of the Company’s Common and Preferred Shares at 12/31/2014	Anthony Cook Restricted Share Units	Robert Hodgkins Restricted Share Units
Threshold	10%	$8,326,110	25	15
Target	12%	$8,788,569	76	46
Stretch	14%	$9,267,843	127	77
Maximum	16%	$9,764,232	229	139

The adjusted book value of the Company’s Common and Preferred Shares as of December 31, 2014 was $12,869,694. Given that the adjusted book value of the Common and Preferred Shares was greater than the maximum level shown above, the 229 RSUs awarded to Mr. Cook and the 139 RSUs awarded to Mr. Hodgkins associated with the maximum performance level were fully vested.

Mr. Cook’s employment contract for 2013 included a long term equity incentive arrangement for the period from 2013 through 2015 whereby Mr. Cook was awarded RSUs in lieu of cash for achieving the Company’s long term performance objectives. In addition the Committee decided to extend this long term equity incentive plan to Mr. Hodgkins, the CFO. This long term equity incentive plan was approved by the Board of Directors in February 2013. The parameters of Mr. Cook’s and Mr. Hodgkins’s long term equity incentive arrangements for the period from 2013 through 2015 are shown below.

Level	Three Year Average % Increase in Adjusted Book Value of Common and Preferred Shares	Resultant Adjusted Book Value of the Company’s Common and Preferred Shares at 12/31/2015	Anthony Cook Restricted Share Units	Robert Hodgkins Restricted Share Units
Threshold	10%	$10,977,866	24	14
Target	12%	$11,587,612	71	41
Stretch	14%	$12,219,527	118	69
Maximum	16%	$12,874,010	213	124

The adjusted book value of the Company’s Common and Preferred Shares as of December 31, 2015 was $14,467,962. Given that the adjusted book value of the Common and Preferred Shares was greater than the maximum level shown above, the 213 RSUs awarded to Mr. Cook and the 124 RSUs awarded to Mr. Hodgkins associated with the maximum performance level were now fully vested.

Deferred Compensation Plan

Because of the evolution of regulatory, tax and accounting treatment of equity incentive programs and because it is important to us to retain our named executive officers and other key employees, we determined that it is important to provide our executive officers and key employees with the ability to elect to receive their RSUs as deferred compensation in lieu of taxable restricted share awards. Accordingly, the Company has established the DCP Holding Company Deferred Compensation Plan. Under the terms of the deferred compensation plan, our executives and key employees can elect to defer a portion of their cash compensation and their granted RSUs as they vest. Because deferred cash compensation and deferred RSUs can appreciate in value on a tax-deferred basis, we believe that this is a more efficient way to reward them for and motivate them toward superior long-term performance.

To measure the amount of our obligation to each participant under the plan, we maintain a separate bookkeeping record for each participant, which we refer to as an “account.” Participants may direct the investment of the portion of the account allocable to that participant in certain mutual funds, or the participant may direct the investment to our tracking shares. We then credit or debit the participant’s account with earnings or losses based upon the performance results of the notional investment options selected by the participant. The participant may change the allocation of his or her account among the investment alternatives then available under the plan.  For management employees, we pay deferred balances upon retirement, termination from employment, death or disability, or at a fixed date determined by the participant.  We pay deferred balances in cash. A Named Executive Officer or other key employee may defer receipt of Common Shares that otherwise would be issued on the date that RSUs vest until after the person has a separation from service or until a fixed future date.

Perquisites

We limit the perquisites that we make available to our executives. Our executives are entitled to few benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

The perquisites we provided in fiscal 2018 are as follows: The Named Executive Officers each received a monthly car allowance and Mr. Cook was authorized to be reimbursed for club membership fees.

Our health and insurance plans are the same for all employees. In general, our employees that have elected the high deductible health plan with the health saving account pay approximately 22% of the health premium due and receive employer health savings account contributions. Our employees who elect the traditional PPO health plan pay approximately 35% of the health premium due. Employees that elect to not participate in the Company’s health insurance plan receive a monthly health care cost allowance of $200.00. All employees who participated in our 401(k) plan received matching funds equal to 50% of the first 4% of their base salary that they elect to contribute into the 401(k) plan. All of our Named Executive Officers and other key employees participated in our 401(k) plan and received matching funds. All employees are allowed to receive cash for unused vacation time in accordance with the provisions of the Company’s Employee Handbook.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Share Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Named Executive Officers
Anthony A. Cook (4) President & CEO	2018	$454,745	$0	$186,570	$15,327	$656,642
	2017	441,500	22,191	245,135	19,116	727,942
	2016	427,000	20,234	383,220	26,905	857,359
Robert C. Hodgkins, Jr., Vice President & CFO	2018	277,084	0	157,493	16,574	451,151
	2017	269,014	13,315	144,786	16,342	443,457
	2016	258,677	12,141	209,337	16,228	496,383
Other Key Employees
Jodi M. Fronczek, Chief Operations Officer	2018	183,958	0	34,340	5,788	224,086
	2016	178,600	8,876	33,182	7,410	228,068
	2016	166,556	8,094	40,941	7,139	222,730

(1)

This table includes the aggregate grant date fair values of restricted share unit (“RSU”) awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 for 2018 and prior years.

(2)

The 2016 non-equity incentive plan compensation for Ms. Fronczek is equal to 18.7% of her base salary. The 2018 non-equity incentive plan compensation for Mr. Cook is equal to 31.1% of his base salary for the short term non-equity incentive plan portion and 9.9% of his base salary for the long term non-equity incentive plan portion. The 2015 non-equity incentive plan compensation for Mr. Hodgkins is equal to 25.7% of his base salary for the short term non-equity incentive plan portion and 25.5% of his base salary for the long term non-equity incentive plan portion. See “Short Term Non-Equity Incentive Compensation” and “Long Term Non-Equity Incentive Compensation” in Compensation Discussion and Analysis.

(3)

For 2018 includes:

Car allowances for: Anthony Cook, $6,000, and Robert Hodgkins, $6,000.

Health care credits for: Anthony Cook, $2,645, Robert Hodgkins, $5,174, and Jodi Fronczek, $2,108.

401(k) matching contributions for: Anthony Cook, $0, Robert Hodgkins, $5,400, and Jodi Fronczek, $3,680.

Club membership fees for: Anthony Cook, $6,682.

(4)	Mr. Cook resigned as President and CEO in December 2018.

GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Board Approval Date	Grant Date	Threshold ($)	Target ($)(1)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Grant Date Fair Value of Share Award ($)
Anthony A. Cook, President and Chief Executive Officer	12/13/17	1/2/2018		22,825
	2/14/2018		45,475	68,212	113,687
	12/12/18		—	—	—
Robert C. Hodgkins, Jr., Vice President and Chief Financial Officer	12/13/2017	1/2/2018		13,908
	2/14/2018		27,708	41,563	69,271
	12/12/18		52,500	105,000	210,000
Jodi M. Fronczek Chief Operations Officer	12/13/2017	1/2/2018		9,198
	12/12/2018		18,396	33,112	62,546

(1)

On December 13, 2017, the long term non-equity retention incentive plan cash grants were awarded by the Board of Directors. The target amounts for these long term non-equity retention incentive plan cash grants were established at 5% of the 2018 base salaries of Mr. Cook, Mr. Hodgkins and Ms. Fronczek of $454,745, $277,084 and $183,958, respectively. These cash grants vest 10%, 20%, 30% and 40% in 2018, 2019, 2020 and 2021, respectively.

The long term non-equity incentive compensation plans for Mr. Cook and Mr. Hodgkins for the three year period from 2018 – 2020 were approved on February 14, 2018. The target amounts for this long term non-equity incentive compensation plan were established at 15% of the 2018 base salaries of Mr. Cook and Mr. Hodgkins of $454,745 and $277,084, respectively. The long term non-equity incentive compensation is based on the growth in the adjusted book value per Common Share from January 1, 2018 through December 31, 2020.

On December 12, 2018, the short term non-equity incentive plan compensation target amount was established at 30% of his fiscal 2019 base salary for Mr. Hodgkins and 18% of her fiscal 2019 base salary for Ms. Fronczek. These performance target levels correspond to our achievement of 103% of operating revenue and 103% of net operating income as set forth in our financial plan for fiscal 2019. Mr. Cook’s part-time employment agreement for 2019 does not include a short-term non-equity incentive plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Restricted Share Unit Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Anthony A. Cook, President & CEO	22.0	$29,801
Robert C. Hodgkins, Jr., Vice President & CFO	13.2	17,880
Jodi M. Fronczek, Chief Operations Officer	8.8	11,920

(1)

Reflects the number of granted and unvested restricted share units (“RSUs”) at December 31, 2018 under the Retention Incentive Plan.

Anthony A. Cook

Retention Incentive Plan

2016 grant, 8.0 RSUs unvested; 2017 grant, 14.0 RSUs unvested; The RSUs were forfeited when Mr. Cook, resigned as President and CEO.

Robert C. Hodgkins, Jr.

 Retention Incentive Plan

2016 grant, 4.8 RSUs unvested; 2017 grant, 8.4 RSUs unvested

Jodi M. Fronczek

Retention Incentive Plan

2016 grant, 4.8 RSUs unvested; 2017 grant, 8.4 RSUs unvested

(2)

The values of the granted and unvested RSUs are based on the book value of a Class B Common Share at December 31, 2018 of $1,354.57. Depending on the Company’s performance, the book value will be different at the time of vesting. For example, the book value of the Class B Common Share was $701.78, $815.27, $894.29, $996.53, $1,011.72, $1,109.56, and $1,210.29 on December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, and December 31, 2017, respectively.

OPTIONS EXERCISES AND RESTRICTED SHARE UNITS VESTED

	Restricted Share Unit Awards
Name	Number of RSUs Acquired on Vesting (#)(1)	Value Realized on Vesting ($) (2)
Anthony A. Cook,
President & CEO	18.4	$24,924
Robert C. Hodgkins, Jr.,
Vice President & CFO	11.2	15,171
Jodi M. Fronczek,
Chief Operations Officer	6.8	9,211

(1)	All RSUs acquired on vesting were deferred by the named individuals shown when granted.
(2)	The values of the granted and vested restricted share units (“RSUs”) are based on the book value of a Class B Common Share at December 31, 2018 of $1,354.57.

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. Our executive officers are eligible to participate in our 401(k) contributory defined contribution plan. In any plan year, we will contribute to each participant a matching contribution equal to 50% of the first 4% of the participant’s compensation that has been contributed to the plan. All Named Executive Officers and other key employees participated in our 401(k) plan during fiscal 2018 and received matching contributions.

Non-Qualified Deferred Compensation

		Executive	Registrant	Aggregate		Aggregate
		Contributions	Contributions in	Earnings in	Aggregate	Balance at Last
		in Last Fiscal	Last Fiscal	Last Fiscal	Withdrawals/	Fiscal
Name and Principal Position		Year-End (3)	Year-End	Year-End	Distributions	Year-End (3)

Anthony A. Cook,	Cash (1)	$40,985	$—	$(15,309)	$—	$671,105
President and Chief Executive Officer	RSUs (2)	24,924	—	100,345	—	967,011

Robert C. Hodgkins, Jr.,	Cash (1)	40,026	—	825	—	220,582
Vice President and Chief Financial Officer	RSUs (2)	15,171	—	61,784	—	595,231

Jodi M. Fronczek,	Cash (1)	4,539	—	—	—	4,539
Chief Operations Officer	RSUs (2)	9,211	—	8,590	—	130,869

(1)	Includes salary and bonus compensation deferred at the election of the Named Executive Officers and other key employees.
(2)

Includes granted RSUs that vested in 2018 at the December 31, 2018 book value of $1,354.57 and the increase in the value of vested RSUs in 2018. The terms of the Company’s deferred compensation plan are discussed in Compensation Discussion & Analysis. The value of the RSU accounts is determined based on the value of the Company’s common shares on the date of valuation. Therefore, the value of these accounts will vary with the changes in value of the commons shares.

(3)

The following table provides additional detail on amounts that are reported in the Nonqualified Deferred Compensation table above and that also are reported as compensation in the Summary Compensation Table of this proxy statement:

Name	Amounts Included as Contributions and Earnings in Nonqualified Deferred Compensation in Fiscal 2018 Table and as Fiscal 2018 Compensation in the Summary Compensation Table (1)	Amount Included in Aggregate Balance at December 31, 2018 in Nonqualified Deferred Compensation Table and Reported in the Summary Compensation Table for Prior Years (2)
Anthony A. Cook
Cash	$40,985	$645,429
Deferred RSUs	$0	$401,520

Robert C. Hodgkins, Jr.
Cash	$128,265	$179,731
Deferred RSUs	$0	$246,607

Jodi M. Fronczek
Cash	$4,539
Deferred RSUs	$0	$49,560

(1)

Amounts include the cash compensation deferred by Anthony A. Cook and Robert C. Hodgkins, Jr. in 2018 that was invested in certain mutual funds and 10% of retention cash award granted in 2018 to Anthony A. Cook, Robert C. Hodgkins, Jr. and Jodi Fronczek that also vested in 2018.

(2)

Amounts include the cash compensation deferred by Anthony A. Cook and Robert Hodgkins prior to 2018 that was invested in certain mutual funds and the portion of the RSU deferred compensation associated with RSUs that were granted prior to 2018 to Anthony A. Cook, Robert C. Hodgkins, Jr. and Jodi Fronczek.

Other Post-Employment Payments

In 2018, all of our employees are employees-at-will and as such do not have employment agreements with us, except in the case of Anthony A. Cook, President and Chief Executive Officer, and Robert C. Hodgkins, Jr., Vice President and Chief Financial Officer. We also do not provide post-employment health coverage or other benefits; provided, however, upon termination of employment each Named Executive Officer is entitled to a lump sum payment for unused vacation time based on the Named Executive Officer’s current salary.

Employment Agreements

In February 2018, we executed a Thirteenth Amended and Restated Employment Agreement with Anthony A. Cook for the year from January 1, 2018 through December 31, 2018 that is automatically extended for additional one year periods on the same terms and conditions unless on or prior to November 15th of any year the Company or Mr. Cook provides written notice to the other party of termination of the Employment Agreement at the end of the current one-year term. In 2018, Mr. Cook provided written notice to the Chairman of the Board of Directors that he would not be renewing his employment agreement for 2019. In December 2018, Mr. Cook and the Chairman of the Board executed a part-time employment agreement whereby Mr. Cook works part-time on a month-to-month basis with no employee benefits.

If a termination of the employment of Mr. Cook without good cause, or change in control, had occurred as of December 31, 2018, we estimate that the value of the benefits under his employment agreement and our management equity incentive plan (as discussed below) would have been as follows:

Name	Severance Pay (1)	Continuation of Benefits (2)	Accelerated Vesting of RSUs (3)	Potential LTIC Cash Payment (4)	Total

Anthony A. Cook, President & CEO	$1,630,655	$35,269	$29,801	$217,125	$2,045,268

(1)

In the event that the Company terminates Mr. Cook's employment agreement without good cause, or Mr. Cook terminates his employment agreement for good reason, such as a material breach by the Company of any provision of the agreement or if Mr. Cook is assigned duties that are materially inconsistent with his skill, position, and background, Mr. Cook is entitled to severance pay. Mr. Cook is also entitled to severance pay in the event of a change of control. A "change of control" means: (a) a change in the majority of the members of the Board of Directors, unless pursuant to the recommendation of the Corporate Affairs Committee of the Board; (b) the acquisition of the Company by another corporation or entity and (c) the sale, lease or other disposition of all or substantially all of the assets of the Company. In accordance with Mr. Cook’s 2018 employment agreement, his severance pay includes his 2018 annual salary of $454,745, his bonus potential for the 2018 fiscal year of $141,480, and payment related to his vested RSUs of $1,034,430 (valued at December 31, 2018 book value of the Common Shares).

(2)

Also in accordance with Mr. Cook’s 2018 employment agreement, continuation of benefits is based on continuation of 401(k) match, all medical, dental, vision and disability benefits, and payment of accrued vacation time as of December 31, 2018.

(3)

Under our management equity incentive plan, on the date a change of control occurs, the restrictions applicable to all RSUs lapse and these awards fully vest. If a change of control had occurred on December 31, 2018, Mr. Cook would have received accelerated vesting with respect to 22.0 unvested RSUs, with a value of $29,801. The value for accelerated vesting of RSUs is determined by multiplying the per share book value of our common shares on December 31, 2018 of $1,354.57 by the number of RSUs as to which vesting would accelerate.

(4)

Under Mr. Cook’s 2017 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2018 shall be deemed the portion of the enterprise value of the Company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,643.86, Mr. Cook would receive a cash payment of $110,375.

Under Mr. Cook’s 2018 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2018 shall be deemed the portion of the enterprise value of the company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,793.10, Mr. Cook would receive a cash payment of $113,687.

In February 2018, we executed the Third Amended and Restated Employment Agreement with Robert C. Hodgkins, Jr. for the year from January 1, 2018 through December 31, 2018 that is automatically extended for additional one year periods on the same terms and conditions unless on or prior to November 15th of any year the Company or Mr. Hodgkins provides written notice to the other party of termination of the Employment Agreement at the end of the current one-year term. This agreement provides for certain benefits upon an involuntary termination of employment, other than for cause. In the event that the Company is sold, transferred and/or merged with another entity, it will be not be deemed an event of good cause to terminate Mr. Hodgkins. The benefits to be received by Mr. Hodgkins whose employment is terminated without good cause include: receipt of a severance pay for up to 12 months at Mr. Hodgkins’s then current monthly salary, eligibility to receive a bonus based on up to 25% of the severance pay amount, and continuation of health, life and disability benefits for eight months after the termination of employment.

If a termination of the employment of Mr. Hodgkins without good cause, or change in control, had occurred as of December 31, 2018, we estimate that the value of the benefits under his employment agreement and our management equity incentive plan (as discussed below) would have been as follows:

Name	Severance Pay (1)	Continuation of Benefits (2)	Accelerated Vesting of RSUs (3)	Potential LTIC Cash Payment (4)	Total

Robert C. Hodgkins, Jr., Vice President & CFO	$989,574	$68,834	$17,880	$131,924	$1,264,356

(1)

In the event that the Company terminates Mr. Hodgkins's employment agreement without good cause, or Mr. Hodgkins terminates his employment agreement for good reason, such as a material breach by the Company of any provision of the agreement or if Mr. Hodgkins is assigned duties that are materially inconsistent with his skill, position, and background, Mr. Hodgkins is entitled to severance pay. Mr. Hodgkins is also entitled to severance pay in the event of a change of control. A "change of control" means: (a) a change in the majority of the members of the Board of Directors, unless pursuant to the recommendation of the Corporate Affairs Committee of the Board; (b) the acquisition of the Company by another corporation or entity and (c) the sale, lease or other disposition of all or substantially all of the assets of the Company. In accordance with Mr. Hodgkins’s employment agreement, severance pay is based on his 2018 base salary, bonus potential for the 2018 fiscal year and payment related to his vested RSUs(valued at December 31, 2018 book value of the Common Shares).

(2)

Also in accordance with Mr. Hodgkins’s 2018 employment agreement, continuation of benefits is based on continuation of 401(k) match, all medical, dental, vision and disability benefits, and payment of accrued vacation time as of December 31, 2018.

(3)

Under our management equity incentive plan, on the date a change of control occurs, the restrictions applicable to all RSUs lapse and these awards fully vest. If a change of control had occurred on December 31, 2017, Mr. Hodgkins would have received accelerated vesting with respect to 13.2 unvested RSUs, with a value of $17,880. The value for accelerated vesting of RSUs is determined by multiplying the per share book value of our common shares on December 31, 2018 of $1,354.57 by the number of RSUs as to which vesting would accelerate.

(4)	Under Mr. Hodgkins’s 2017 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2018 shall be deemed the portion of the enterprise value of the Company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,643.86, Mr. Hodgkins would receive a cash payment of $67,254.

Under Mr. Hodgkins’s 2018 employment agreement, in the event of a change in control, the adjusted book value per Common Share at December 31, 2018 shall be deemed the portion of the enterprise value of the company allocated to Common Shares divided by the total number of Common Shares outstanding. If this amount is equal to or greater than $1,793.10, Mr. Hodgkins would receive a cash payment of $69,271.

Payments on Change of Control

In addition to the payments on termination of employment and change of control for Mr. Cook and Mr. Hodgkins discussed above, our other key employee is entitled to certain benefits on a change of control.

Definition of Change of Control.    Under our management equity incentive plan, a “change of control” means any of the following:

•

the acquisition by any entity of beneficial ownership of 50% or more of the combined voting power of our then-outstanding voting securities (other than any acquisition directly from us or any of our affiliates or employee benefit plans); or

•	during any period of 24 consecutive months, a change in a majority of the members of our Board, other than directors approved by a vote of at least a two-thirds of the incumbent directors ; or
•

the occurrence of any transaction requiring shareholder approval for the acquisition of the Company or DCP (other than by us, DCP, or any other affiliate) through purchase of assets, by merger, or otherwise; or

•	our shareholders approve the complete liquidation or dissolution of the Company or DCP.

Payments on Change of Control.    Under our management equity incentive plan, on the date a change of control occurs, the restrictions applicable to all RSUs lapse and these awards fully vest. If a change of control had occurred on December 31, 2018, our other key employee would have received the following benefits with respect to unvested RSUs, with such value for the accelerated vesting of the RSUs determined by multiplying the per share book value of our common shares on December 31, 2018 by the number of RSUs as to which vesting accelerated:  Jodi M. Fronczek, 8.8 unvested RSUs, with a value of $11,920.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)
Stephen T. Schuler, DMD,
Chairman of the Board	$87,660
Ronald L. Poulos, DDS,
Vice Chairman of the Board	46,800
Michael J. Carl, DDS,
Treasurer	46,800
David A. Kreyling, DMD
Secretary	46,800
James E. Kroeger, MBA, CPA	65,004
Jack M. Cook, MHA	49,404
James T. Foley	58,500
Donald J. Peak, CPA	51,996
Fred H. Peck, DDS	49,404
Molly Meakin- Rogers, MBA, CPA	46,800

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

Director Compensation

We compensated non-employee members of the Board with cash compensation. For 2018, each non-employee member of the Board received total compensation of $46,800, with the exception of the individuals who serviced as Chairmen or served on the Special Committee. The Chairman of the Board received $71,760, the Chairman of the Audit Committee received $57,204, the Chairman of the Finance Committee received $51,996, the Chairmen of the Corporate Affairs Committee and the Clinical Affairs Committee both received $49,404. In 2018, Stephen T. Schuler, DMD, James T. Foley and James E. Kroeger served on the Special committee and received additional compensation in the amount of $15,900, $11,700 and $7,800 respectively.

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

2018 CEO Pay Ratio

Our CEO Pay Ratio was calculated in compliance with the requirements set forth in Item 402(u) of Regulation S-K. In 2018, we identified the median employee by examining the annual total compensation for all of our associates, excluding our CEO, who were employed by us on December 31, 2018. We included all associates, whether employed on a full-time, part-time or temporary basis. To determine the median employee, we calculated the total annual compensation for each of our 95 associates. Using the identified median employee, we calculated that employee’s annual total compensation, including any perquisites and other benefits, in the same manner that we determine the annual total compensation of our named executive officers for purposes of the Summary Compensation Table disclosed above.

The total annual compensation calculated for our CEO was $656,642 and for our median employee was $62,947. The resulting ratio for our CEO’s pay compared with the pay of our median employee for 2018 is 10 to 1.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Common Shares of DCP Holding Company as of March 22, 2019 for the following: (1) each of our Named Executive Officers; (2) each of our directors; and (3) our directors and executive officers as a group. No person beneficially owns more than 5% of DCP Holding Company’s Common Shares.

	Number of Common Shares Beneficially Owned	Percent of Common Shares Owned
NAME OF BENEFICIAL OWNER

Michael J. Carl	137	1.09%
Jack M. Cook	163	1.30%
James T. Foley	119	*
David A. Kreyling	137	1.09%
James E. Kroeger	137	1.09%
Donald J. Peak	137	1.09%
Fred H. Peck	137	1.09%
Ronald L. Poulos	82	*
Molly M. Rogers	211	1.68%
Stephen T. Schuler	200	1.59%
Anthony A. Cook	0	*
Robert C. Hodgkins, Jr.	0	*

Directors / Officers as a group	1,668	13.27%

*     Less than one percent (1%)

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

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

Transactions with Related Persons

Five members of the Company’s Board of Directors are participating providers in the Company’s dental plans. One dentist director, Ronald Poulos, received claims payments of $468,316 in 2018. The payments made to Dr. Poulos were for dentist claims that he submitted as a participating dentist in the Company’s dental plans and were made on the same terms as those applicable to other participating dentists. The five dentist directors combined received claims payments of $244,632 in the aggregate in 2018.

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

Independence of the Board of Directors

Our Board of Directors has determined that each of the following members is an “independent director” as defined by the listing standards of The Nasdaq Stock Market: Jack M. Cook, James T. Foley, James E. Kroeger, Donald J. Peak, and Molly M. Rogers. The following directors are not an “independent director” as defined by the listing standards of The Nasdaq Stock Market due to their status as a participating provider with Dental Care Plus, Inc. or status as an employee of the Company: Michael Carl, David A. Kreyling, Fred H. Peck, Ronald L. Poulos, and Stephen T. Schuler.

ITEM 14.	Principal Accountant Fees and Services

The following table sets forth the fees paid or accrued by us for services provided by Deloitte & Touche LLP, our independent registered public accounting firm, for each of our last two fiscal years:

	Fiscal Years Ended
	2017	2018
Audit Fees (1)	$320,250	$364,500
Audit Related Fees (2)	65,028	75,028
Tax Compliance and Consulting Fees	—	—
All Other Fees	—	—
Total	$385,278	$439,528

(1)	Includes professional services rendered for audits of the Company’s consolidated financial statements and a statutory audit of our insurance subsidiary.

(2)	Includes assurance and related services such as the 2018 service organization report (under SSAE 16), and technical consultations, consents and reviews of reports filed with the SEC.

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

All services rendered by Deloitte & Touche LLP to the Company are permissible under applicable laws and regulations. During 2018, all services performed by Deloitte & Touche LLP were approved by the Audit Committee in accordance with the Committee’s pre-approval policy.

We have not selected our independent registered public accounting firm for 2019. The Audit Committee of the Board of Directors will make this selection later in the year after the completion of all 2018 related procedures.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K.

Page in Form 10-K

(b) The exhibits listed on the Index to Exhibits are filed as part of or incorporated by reference into this report.

DCP Holding Company and subsidiaries
Schedule I - Summary of Investments -
Other than Investments in Related Parties
At December 31, 2018
(amounts in thousands)

Type of Investment	Amortized Cost	Fair Value	Balance Sheet

Fixed Maturities:
Bonds:
All other corporate bonds	$8,453	$8,201	$8,201
Certificates of deposit	500	500	500

Total Fixed Maturities	$8,953	$8,701	$8,701

Other Short-Term Investments:
Certificates of deposit	$400	$401	$401
Money Market Fund	454	454	454
Total Short-Term Investments	$854	$855	$855

Total Investments	$9,807	$9,556	$9,556

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Balance Sheets
As of December 31, 2018 and 2017

	2018	2017
ASSETS

INVESTMENTS	$1,500,711	$1,502,159

CASH AND CASH EQUIVALENTS	1,336,384	2,106,093

ACCRUED INVESTMENT INCOME	15,347	16,574

INTERCOMPANY RECEIVABLES	1,581,807

INTERCOMPANY NOTE RECEIVABLE	80,000	80,000

PROPERTY	1,824,500	1,892,564

INVESTMENT IN SUBSIDIARIES	16,637,508	16,013,535

DEFERRED INCOME TAX	1,239,637	1,197,612

OTHER ASSETS	1,755,560	1,563,982

TOTAL ASSETS	$25,971,454	$24,372,519

LIABILITIES, REEDEMABLE SHARES, AND SHAREHOLDERS’ EQUITY

OTHER PAYABLES AND ACCRUALS	$2,661,235	$2,609,127

INTERCOMPANY PAYABLES		204,478

MORTGAGE LOAN PAYABLE	1,040,000	1,095,200

DEFERRED COMPENSATION	5,248,656	4,821,982

TOTAL LIABILITIES	8,949,891	8,730,787

COMMITMENTS AND CONTINGENCIES

REDEEMABLE SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 491 and 500 shares at December 31, 2018 and 2017, respectively	665,095	605,143
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,554 and 8,653 shares at December 31, 2018 and 2017, respectively	11,587,017	10,472,602
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,521 and 3,771 shares at December 31, 2018 and 2017, respectively	4,769,451	4,563,987
Class D Redeemable Common Shares, no par value—authorized, 100,000 shares; issued none
Provider Preferred-2009 Series Redeemable Preferred Shares, no par value, cumulative 5% dividend—authorized, 5,000 shares; issued none

Total redeemable preferred and common shares	17,021,563	15,641,732

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; issued, none

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS' EQUITY	$25,971,454	$24,372,519

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 33 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Comprehensive Income
For the Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

REVENUES
Management fees from subsidiaries	$14,676,749	$13,750,044	$13,358,327
Investment income	60,342	54,731	61,486
Realized (losses) gains on investments, net	(118,165)	216,128	771
Administrative fees	1,190,762	928,446	939,849
Total revenues	15,809,688	14,949,349	14,360,433

EXPENSES
Insurance expense:
Salaries and benefit expense	9,622,522	9,344,355	9,151,483
Other insurance expense	5,743,704	5,398,489	5,161,794
Total expenses	15,366,226	14,742,844	14,313,277

INCOME BEFORE INCOME TAX	443,462	206,505	47,156

PROVISION (BENEFIT) FOR INCOME TAX:
Current	127,002	388,500	347,948
Deferred	(33,431)	392,735	(310,054)

Total	93,571	781,235	37,894

Income before undistributed income of subsidiaries	349,891	(574,730)	9,262

Undistributed income of subsidiaries	2,207,180	2,404,164	1,979,909

NET INCOME	$2,557,071	$1,829,434	$1,989,171

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Change in the fair value of investments	(172,185)	36,996	9,491
Reclassification adjustment for gains included in undistributed income	6,283	(21,893)	(49,551)
Total other comprehensive income held by subsidaries	(165,902)	15,103	(40,060)

Change in the fair value of interest rate swap	7,885	9,043	7,471
Change in the fair value of investments	(42,499)	6,870	23,882
Reclassification adjustment for losses	2,279	(12,504)	30,118

TOTAL COMPREHENSIVE INCOME	$2,358,834	$1,847,946	$2,010,582

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 32 and the notes to the Condensed Financial Statements.

DCP HOLDING COMPANY (Parent Only)

Schedule II - Condensed Financial Information of Registrant
Condensed Statements of Cash Flows
For the Years ended December 31, 2018, 2017 and 2016

	2018	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,557,071	$1,829,434	$1,989,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,010	143,057	108,917
Loss on disposal of property	16,990
Realized losses (gains) on investments,net	118,165	(216,128)	(771)
Undistributed income of subsidiaries	(2,207,180)	(2,404,164)	(1,979,910)
Deferred income taxes benefit	(33,431)	392,735	(310,054)
Deferred compensation	426,674	988,378	994,708
Effects of changes in operating assets and liabilities:
Accrued investment income	1,227	(2,301)	1,654
Intercompany accounts receivable	(111,807)	279,567	(7,478)
Intercompany accounts payable	(204,478)	204,478
Other assets	(296,308)	(192,451)	(143,868)
Other payables and accruals	(288,813)	159,023	495,981

Net cash provided by operating activities	108,120	1,181,628	1,148,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(395,348)	(1,028,229)	(834,738)
Sale and maturities of investments	337,237	982,876	829,806
Acquisition of property and equipment	(73,741)	(380,071)
Investment in subsidiary		(500,000)	(500,000)
Subsidiary dividends		200,000	200,000

Net cash used in investing activities	(131,852)	(725,424)	(304,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(55,200)	(52,800)	(50,400)
Repurchase of redeemable common shares	(120,447)	(182,107)	(275,773)
Repurchase of redeemable preferred shares			(2,805,064)
Redeemable shares issued			2,280,066
Extinguishment cost of redeemable preferred shares			(118,800)
Issuance cost of redeemable shares			(116,833)
Repayment of intercompany loan from subsidiary		150,000
Dividends paid	(570,330)	(547,443)	(510,413)

Net cash used in by financing activities	(745,977)	(632,350)	(1,597,217)

DECREASE INCREASE IN CASH	(769,709)	(176,146)	(753,798)

CASH AND CASH EQUIVALENTS—Beginning of year	2,106,093	2,282,239	3,036,037

CASH AND CASH EQUIVALENTS—End of year	$1,336,384	$2,106,093	$2,282,239

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$42,300	$46,600	$46,500

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$352,792	$11,871	$25,443

This condensed financial information should be read in conjunction with the Consolidated Financial Statements and Notes included in Part II, Item 8, Page 32 and the notes to the Condensed Financial Statements.

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

Salaries and benefit expense

Salary and benefit expense includes dental benefit expense of approximately $140,000, $138,000, and $134,000, for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts eliminate in consolidation.

Investments in subsidiaries and dividends

In 2018, Dental Care Plus, Inc. declared a dividend in the amount of $1,470,000 payable in January 2019. In 2017 and 2016, the parent company received a dividend from the Adenta, Inc. subsidiary in the amount of $200,000.

There were no investment in subsidiaries in 2018. In 2017 and 2016, the parent company advanced $500,000 into Dental Care Plus, Inc.

Federal Income Tax Arrangement

The parent company has an income tax allocation arrangement with its subsidiaries. DCP makes federal tax payments on behalf of the Company. DCP paid approximately $1,112,000, $1,376,000, and $1,429,000, for the years ended December 31, 2018, 2017, and 2016. The Company’s policy is to settle this intercompany receivable within 30 days of the filing of its consolidated income tax return.

There were no additional investment in subsidiaries in 2018 and 2017.

Reconciliation of Investment in Subsidiaries
	2018	2017

Investment in Subsidiaries—January 1	$16,013,535	$13,294,165

Undistributed income of subsidiaries	2,207,180	2,404,164
Total other comprehensive income held by subsidiaries	(165,902)	15,206
Cumulative effect on change in accounting principle	52,695
Dividends from subsidiaries	(1,470,000)	(200,000)
Investment in subsidiaries		500,000

Increase in Investment in Subsidiary	623,973	2,719,370

Investment in Subsidiaries—December 31	$16,637,508	$16,013,535

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule III - Supplementary Insurance Information
For each of the Three Years in the Period ended December 31, 2018
(amounts in thousands)

	2018	2017	2016

Deferred policy acquisition cost (a)	$2,434	$2,637	$3,109

Claims payable (a)	$2,613	$3,576	$3,744

Unearned premium (a)	$33,149	$36,818	$46,955

Other policy claims and benefits payable (a)	$3,943	$3,850	$4,299

Premium revenues
Fully-insured dental HMO/ Indemnity	$50,710	$51,419	$53,393
Fully-insured dental PPO	28,658	25,936	22,363
Self-insured dental	31,868	29,427	29,067
Corporate, All Other	1,078	807	771
	$112,314	$107,589	$105,594

Investment income (a)	$333	$265	$274

Future policy benefits, losses, claims and expense losses
Fully-insured dental HMO/ Indemnity	$37,785	$38,522	$39,995
Fully-insured dental PPO	18,844	17,721	15,391
Self-insured dental	27,442	25,365	25,114
	$84,071	$81,608	$80,500

Amortization of deferred policy acquisition cost (a)	$5,448	$4,980	$4,780

Other operating expense (a)	$19,532	$17,715	$17,363

Premium written
Fully-insured dental (a)	$72,238	$66,950	$90,488

(a)	The Company does not allocate insurance expense, investment and other income, or other assets or liabilities to identified segments.

DCP HOLDING COMPANY AND SUBSIDIARIES
Schedule IV- Reinsurance
For each of the Three Years in the Period ended December 31, 2018
(amounts in thousands)

	2018		2017		2016

Gross earned premium amounts
Fully-insured dental HMO/Indemnity		$50,710		$51,419		$53,393
Fully-insured dental PPO		28,658		25,936		22,363
Self-insured dental		31,868		29,427		29,067
Corporate, All Other		1,078		807		771
		$112,314		$107,589		$105,594

Assumed (ceded) amounts from other companies	$		$		$

Net earned premium amounts
Fully-insured dental HMO/Indemnity		$50,710		$51,419		$53,393
Fully-insured dental PPO		28,658		25,936		22,363
Self-insured dental		31,868		29,427		29,067
Corporate, All Other		1,078		807		771
		$112,314		$107,589		$105,594

DCP HOLDING COMPANY AND SUBSIDIARIES

Schedule V - Valuation and Qualifying Accounts
For the Years Ended December 31, 2018, 2017, and 2016

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period

Year ended December 31, 2018:
Allowance for Uncollectible Accounts Receivable	$45,809	79,105	20,733	$104,181
Year ended December 31, 2017:
Allowance for Uncollectible Accounts Receivable	$41,093	128,543	123,827	$45,809
Year ended December 31, 2016:
Allowance for Uncollectible Accounts Receivable	$14,716	99,084	72,707	$41,093

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENT
2.1	Agreement and Plan of Merger by and among DentaQuest, LLC and DCP Holding Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K current report filed on March 14, 2019)*
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to the Company’s Form 8-K current report filed on May 28, 2009)
3.2	Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 to the Company’s Form 10 registration statement filed on May 1, 2006)
3.3	Amendment to the Amended and Restated Articles of Incorporation dated July 17, 2010, (incorporated by reference to exhibit 3.3 to the Company’s Form 10-K for the year ended December 31, 2010)
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

10.14	Third Amended and Restated DCP Holding Company Employment Agreement entered into effective January 1, 2018 between DCP Holding Company and Robert C. Hodgkins, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed February 16, 2018.
10.15	Fourth Amended and Restated DCP Holding Company Employment Agreement entered into effective January 1, 2019 between DCP Holding Company and Robert C. Hodgkins Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K current report filed December 7, 2018)*
10.16	DCP Holding Company Part Time Employment agreement effective January 1, 2019 dated December 10, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed December 7, 2018)*
10.17

DCP Holding Company Employment Agreement entered into effective January 1, 2019 between DCP Holding Company and Jodi M. Fronczek (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K current report filed December 14, 2018)*

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-K Annual Report filed on March 30, 2007)
21.1	List of Subsidiaries. (incorporated by reference to Exhibit 21.1 to the Company’s Form 10 registration statement filed on May 1, 2006)
31.1	Chief Executive Officer and Chief Financial Officer certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002, filed herewith
32.1	Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, filed herewith
101	Financial information and Notes to Financial Statements for the year-ended December 31, 2018 formatted in XBRL (Extensible Business Reporting Language)

*	Reflects management contracts or compensation plan arrangement required to be filed as an exhibit pursuant to Item 15(b) of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DCP Holding Company

March 22, 2019	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr.
President, Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

March 22, 2019	/s/ Stephen T. Schuler
Stephen T. Schuler
Chairman of the Board of Directors

March 22, 2019	/s/ Ronald Poulos
Ronald Poulos
Vice-Chairman of the Board of Directors

March 22, 2019	/s/ David A. Kreyling
David A. Kreyling
Secretary

March 22, 2019	/s/ Michael J. Carl
Michael Carl
Treasurer

March 22, 2019	/s/ Fred H. Peck
Fred H. Peck
Assistant Treasurer

March 22, 2019	/s/ Jack M. Cook
Jack M. Cook
Director

March 22, 2019	/s/ Donald J. Peak
Donald J. Peak
Director

March 22, 2019	/s/ James E. Kroeger
James E. Kroeger
Director

March 22, 2019	/s/ Molly Meakin-Rogers
Molly Meakin-Rogers
Director

March 22, 2019	/s/ James T. Foley
James Foley
Director