Form 10-Q
period 2019-03-31
DCP Holding CO
filed 2019-05-13
CIK 1361025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

_______________

FORM 10-Q

_______________

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 000-51954

_______________

DCP Holding Company

(Exact name of Registrant as specified in its Charter)

Ohio	20-1291244
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

100 Crowne Point Place	45241
Sharonville, Ohio	(Zip Code)
(Address of Principal Executive Office)

Registrant’s telephone number, including area code: (513) 554-1100

_______________

Title of each class	Trading Symbol	Name of exchange on which registered
Class A Redeemable Common Shares	Not Applicable	None
Class B Redeemable Common Shares	Not Applicable	None
Class C Redeemable Common Shares	Not Applicable	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in rule 12b-2 of the Exchange Act. (Check one):

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

As of May 10, 2019, there were 491, 8,554 and 3,521 of the Registrant’s Class A, Class B and Class C Redeemable Common Shares outstanding, respectively.

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2019	2018
ASSETS
INVESTMENTS:
Fixed maturities, available for sale at fair value, amortized cost of $6,278,946 and $8,953,000 at March 31, 2019 and December 31, 2018, respectively	$6,418,646	$8,701,197
Short-term investments, available for sale at fair value, cost of $1,014,549 and $854,000 at March 31, 2019 and December 31, 2018, respectively	864,553	855,032
Total investments	7,283,199	9,556,229
CASH AND CASH EQUIVALENTS	13,661,444	13,209,144
ACCRUED INVESTMENT INCOME	69,324	95,700
ACCOUNTS RECEIVABLE, including billed premiums of $1,915,898 and $1,411,130, net of allowance of $130,283 and $104,181 at March 31, 2019 and December 31, 2018, respectively	70,918,172	32,562,280
DEFERRED ACQUISITION COSTS	5,375,585	2,433,666
PROPERTY AND EQUIPMENT, net of depreciation and amortization of $4,201,892 and $4,094,092 at March 31, 2019 and December 31, 2018, respectively	4,154,492	4,023,866
OTHER ASSETS	7,825,626	4,904,608
TOTAL ASSETS	$109,287,842	$66,785,493

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY
CLAIMS PAYABLE	$3,997,691	$2,612,817
UNEARNED PREMIUM REVENUE	70,831,287	33,148,859
OTHER PAYABLES AND ACCRUALS	9,565,034	6,954,301
MORTGAGE LOAN PAYABLE	1,025,600	1,040,000
CAPITAL LEASE OBLIGATIONS	669,312	759,296
DEFERRED COMPENSATION	5,592,167	5,248,656
TOTAL LIABILITIES	91,681,091	49,763,929
COMMITMENTS AND CONTINGENCIES
REDEEMABLE PREFERRED AND COMMON SHARES:
Class A, Redeemable Common Shares, no par value—authorized, 7,500 shares; issued and outstanding, 491 shares at March 31, 2019 and December 31, 2018	687,961	665,095
Class B Redeemable Common Shares, no par value—authorized, 120,000 shares; issued and outstanding, 8,554 shares at March 31, 2019 and December 31, 2018	11,985,369	11,587,018
Class C Redeemable Common Shares, no par value—authorized, 80,000 shares; issued and outstanding, 3,521 shares at March 31, 2019 and December 31, 2018	4,933,421	4,769,451

Total redeemable preferred and common shares	17,606,751	17,021,564

SHAREHOLDERS’ EQUITY—Preferred Shares; no par value—authorized, 92,700 shares; none outstanding

TOTAL LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ EQUITY	$109,287,842	$66,785,493

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES
Premium revenue	$29,624,344	$28,225,381
Investment income	90,206	78,057
Realized gains on investments, net	145,398	13,049
Total revenues	29,859,948	28,316,487

EXPENSES
Healthcare services expense	22,796,626	21,498,804
Insurance expense:
Salaries and benefits expense	2,814,820	2,373,138
Commission expenses and other acquisition costs	947,038	1,220,234
Other insurance expense	2,786,350	2,426,060
Total insurance expense	6,548,208	6,019,432
Total expenses	29,344,834	27,518,236

INCOME BEFORE INCOME TAX	515,114	798,251

INCOME TAX EXPENSE	114,200	222,695

NET INCOME	400,914	575,556

OTHER COMPREHENSIVE (LOSS) INCOME
Change in the fair value of interest rate swap, net of income tax of ($2,066) and $3,605, respectively	(7,773)	13,560
Change in the fair value of investments, net of income tax (benefit) $49,089 and ($40,510), respectively	184,558	(152,397)
Reclassification adjustment for realized gains (loss) included in net income, net of income tax (benefit) of $1,990 and ($295), respectively	7,488	(1,111)
Total other comprehensive income (loss)	184,273	(139,948)

TOTAL COMPREHENSIVE INCOME	$585,187	$435,608

See notes to unaudited condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND REDEEMABLE SHARES
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018 (Unaudited)

	Redeemable Common Shares						Shareholders' Equity

	Class A		Class B		Class C				Accumulated Other
	Number of		Number of		Number of		Retained		Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Earnings		Income (Loss)	Total

Balance at December 31, 2017	500	$605,143	8,653	$10,472,602	3,771	$4,563,987

Net Income								$575,556			$575,556
Other comprehensive loss, net									$(139,948)		(139,948)
Cumulative effect of change in accounting principle (ASU 2014-09)									52,698
Accretion of shares to redemption value		18,891		326,935		142,480		(575,556)	87,250		(435,608)

Balance at March 31, 2018	500	$624,034	8,653	$10,799,537	3,771	$4,706,467	$		$	$

Balance at December 31, 2018	491	$665,095	8,554	$11,587,018	3,521	$4,769,451

Net Income								$400,914			$400,914
Other comprehensive income, net									$184,273		184,273
Accretion of shares to redemption value		22,866		398,351		163,970		(400,914)	(184,273)		(585,187)

Balance at March 31, 2019	491	$687,961	8,554	$11,985,369	3,521	$4,933,421	$		$	$

See notes to condensed consolidated financial statements.

DCP HOLDING COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$400,914	$575,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,815	121,034
Realized gains on investments, net	(145,398)	(13,049)
Deferred compensation	343,511	(63,742)
Effects of changes in operating assets and liabilities:
Accrued investment income	26,376	2,032
Accounts receivable	(38,355,892)	(20,284,687)
Deferred acquisition costs	(2,941,919)	(1,461,988)
Other assets	(387,357)	(637,961)
Claims payable	1,384,874	335,367
Unearned premium revenue	37,682,428	20,584,585
Other payables and accruals	2,675,842	1,685,497

Net cash provided by operating activities	793,194	842,644

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(583,405)	(773,491)
Sales of investments	450,430	539,834
Maturities of investments	200,000	200,000
Acquisition of property and equipment	(238,426)	(170,112)

Net cash used in investing activities	(171,401)	(203,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage loan repayments	(14,400)	(13,600)
Payments on capital lease	(89,984)	(108,868)
Repurchase of redeemable common shares	(65,109)

Net cash used in financing activities	(169,493)	(122,468)

INCREASE IN CASH AND CASH EQUIVALENTS	452,300	516,407

CASH AND CASH EQUIVALENTS—Beginning of period	13,209,144	13,177,193

CASH AND CASH EQUIVALENTS—End of period	$13,661,444	$13,693,600

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,000	$19,900

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Redeemed common shares (in other payables and accruals)	$287,683	$11,872
Receivable due for the sale of investments (included in other assets)	2,436,966

See notes to unaudited condensed consolidated financial statements.

DCp HOLDING COMPANY And subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

DCP Holding Company (the “Company”) is the parent holding company of three wholly-owned operating subsidiaries which include Dental Care Plus, Inc., an Ohio corporation; Insurance Associates Plus, Inc., an Ohio corporation; and Adenta, Inc., a Kentucky corporation. Providers who participate in one or more of the Dental Care Plus networks own a majority of the Company’s Redeemable Common Shares. The Company’s Redeemable Common Shares are also owned by retired providers, Company board members, non-provider individuals and employees. The Company primarily offers health maintenance organization (“HMO”), participating provider organization (“PPO”) and indemnity plans for dental care services and vision benefit plans to employer groups of all sizes and individuals. The condensed consolidated interim financial statements included in this report have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation are reflected in the interim financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited 2018 financial statements and notes thereto as included in the DCP Holding Company annual report on Form 10-K for the year ended December 31, 2018 filed with the Commission on March 22, 2019. These unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial statements. Certain financial information that is required in the annual financial statements may not be required for interim financial reporting purposes and has been condensed or omitted. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The accounting policies of the Company conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accompanying consolidated financial statements include estimates. Actual results could differ from those estimates.

As discussed in our Current Report on Form 8-K filed with the Commission on March 14, 2019, the Company entered into Agreement with DentaQuest, LLC dated March 12, 2019 pursuant to which the Company will be merged with a subsidiary of DentaQuest, LLC and our shareholders and restricted share unit holders will receive cash in exchange for their Company common shares and restricted share units, respectively (the “Merger”).  The Merger is subject to approval of our shareholders, regulatory approval and other customary conditions.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim condensed consolidated financial statements have been prepared in accordance with the accounting policies described in the notes to the Company’s consolidated financial statements for the year ended December 31, 2018. While management believes that the procedures followed in preparation of interim financial information are reasonable, the accompanying condensed consolidated financial statements include estimates for items such as changes in claims payable, income tax accounts, deferred acquisition costs, deferred share-based compensation and accrued expenses and various other liability accounts. Any adjustments related to such estimates during the reporting period were of a normal recurring nature.

Premium Revenue—

Fully-Insured—Membership contracts are written on an annual or multi-year basis and are subject to cancellation by the employer group upon thirty days written notice. The Company’s unearned premium revenue was approximately $70,831,000 and $33,149,000 at March 31, 2019 and December 31, 2018, respectively, and primarily relates to the estimated premium revenue associated with the remaining contract periods. Related unbilled amounts recorded in accounts receivable were approximately $69,002,000 and $31,151,000 at March 31, 2019 and December 31, 2018, respectively. Premiums are due monthly in advance and are recognized evenly as revenue during the period in which the Company is obligated to provide services to members. Any amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. Any premiums received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Premiums received in advance were approximately $1,829,000 and $1,998,000 at March 31, 2019 and December 31, 2018, respectively. Management has determined that as of March 31, 2019 and December 31, 2018, respectively, no premium deficiency reserve is required. The Company’s premium deficiency reserve analysis includes an allocation of investment income.

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

Administration fee revenue (“ASO fees”) is recognized monthly when earned and is normally based on annual or multi-year contracts with the self-insured groups. ASO fees are charged to self-insured employer groups monthly on a per subscriber per month basis and included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any unearned ASO fee revenue received prior to the beginning of a reporting period are recognized as premiums received in advance and are included in unearned premium revenue in the accompanying condensed consolidated balance sheets. Self-insured ASO fees receivable and revenue received in advance were immaterial at March 31, 2019.

Self-insured premium revenue is recognized upon the adjudication of claims for self-insured members in accordance with agreements with self-insured employers and is included in premium revenue in the accompanying condensed consolidated statements of comprehensive income. Any self-insured premium amounts not received by the end of a reporting period are recorded as accounts receivable by the Company. The Company’s accounts receivable for self-insured premiums was approximately $433,000 at March 31, 2019. Collection of the self-insured premium revenue occurs within the first month after the reporting period. In addition, the Company also holds deposits from self-insured groups which were approximately $127,000 at March 31, 2019. Self-insured deposits are recorded as other payables and accruals in the accompanying condensed consolidated balance sheet.

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

Deferred Acquisition Costs—Deferred acquisition costs are those incremental direct costs related to the successful acquisition of new and renewal business. These incremental direct costs are those that are essential to the contract transaction and would not have been incurred had the contract transaction not occurred. Such incremental direct costs include commissions, costs of contract issuance and underwriting, state premium taxes and other costs the Company incurs to successfully acquire new business or renew existing business. The Company defers policy acquisition costs and amortizes them over the estimated life of the contracts, which are short-duration in nature, in proportion to premiums earned. The Company capitalized deferred acquisition costs of approximately $4,373,000 and $2,808,000 and amortized approximately $1,431,000 and $1,346,000 of these capitalized costs for the three months ended March 31, 2019 and 2018, respectively. The amortization of these costs is recorded in commission expense and other acquisition costs included in the condensed consolidated statements of comprehensive income.

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

New Accounting Guidance— In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 introduces new guidance that requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Leases are classified as finance or operating leases and both types of leases are recognized on the balance sheet.  In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842 and ASU 2018-11, Targeted Improvements to Topic 842. ASU 2018-10 makes narrow-scope amendments to certain aspects of the new leasing standard while ASU 2018-11 provides relief from costs of implementing certain aspects of the new leasing standard. The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the ASU on January 1, 2019.

Upon adoption of the guidance under the optional transition method that allows application of the transition provisions at the adoption date instead of the earliest period presented, the Company recorded approximately $391,000 as a right-of-use (“ROU”) asset and corresponding lease liability equal to the present value of lease payments. These ROU asset and lease liability are included in other assets and other payables and accruals, respectively, in the condensed consolidated statements of financial position.  The impact of these changes at adoption had no impact on net income or shareholders’ equity.  Prior periods were not restated under the new standard. The Company utilized practical expedients which do not require reassessment of existing contracts for the existence of a lease or reassessment of existing lease classifications.  Leases with an initial term less than one year are not recorded on the balance sheet and the lease costs for these leases are recorded on a straight-line basis over the lease term.  Operating lease liabilities are recognized at the commencement date based on the present value of future minimum lease payments over the lease term. The Company elected the practical expedient to not separate nonlease components from lease components.  A ROU asset is recognized based on the corresponding lease liability.  The Company's leases primarily relate to office space and technology.  The remaining lease terms are one to five years.  The weighted average discount rate is 6%.  As most of the Company’s leases do not disclose the implicit interest rate, the Company uses incremental borrowing rates based on information available at lease commencement when determining the present value of future lease payments.  Operating lease costs are recognized on a straight-line basis over the lease term and include interest expense on the lease liability and amortization of the ROU asset.  The impact of the adopted ASU did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

In March 2017, the FASB issued ASU 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. ASU 2017-08 amends guidance on the amortization period of premiums on certain purchased callable debt securities. The amendments shorten the amortization period of premiums on certain purchased callable debt securities to the earliest call date. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment to beginning retained earnings. The effective date of ASU 2017-08 is for interim and annual reporting periods beginning after December 15, 2018. The Company adopted the ASU on January 1, 2019. The adoption of these standards did not have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 clarifies the fair value measurement disclosure requirements of ASC 820 by adding, eliminating and modifying disclosures. The effective date of ASU 2018-13 is for interim and annual reporting periods beginning after December 15, 2019. The ASU has not yet been adopted by the Company. Management is currently evaluating the impact on the Company’s  disclosures, but it is not expected to have a significant impact.

3.	INVESTMENTS

The Company owned certificates of deposit insured by the Federal Deposit Insurance Corporation (“FDIC”) with an amortized cost of $700,000 and $900,000 as of March 31, 2019 and December 31, 2018, respectively. The certificates of deposit included in short term and fixed maturities investments are classified as available-for-sale and are carried at fair value. The Company also invests in money market funds included in short term investments that are classified as available-for-sale, with a cost of approximately $665,000 and $454,000 as of March 31, 2019 and December 31, 2018, respectively. The Company invested in corporate bonds with an amortized cost of approximately $5,929,000 and $8,453,000 as of March 31, 2019 and December 31, 2018, respectively. These corporate bonds included in fixed maturity investments are classified as available-for-sale and are carried at fair value.

The Company owned corporate bonds at March 31, 2019, which consisted primarily of investment grade securities. At March 31, 2019, total bond fair value was approximately $5,919,000, which consisted of approximately $5,710,000 with a credit rating of BBB- or better. The remaining securities, totaling approximately $209,000 had a credit rating of BB+ or lower. The weighted average yield-to-cost of the Company’s corporate bonds was approximately 3.28% at March 31, 2019. The weighted average maturity of the Company’s corporate bonds was 4.76 years at March 31, 2019.

At March 31, 2019 and December 31, 2018, maturity dates for fixed maturities and short term investments (excluding the money market funds) were:

	Available-for-Sale
	Amortized	Fair	% of Total
March 31, 2019	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$350,000	$350,000	5.3%
Years 1-5	3,828,690	3,831,336	57.9%
Years 5-10	2,354,646	2,343,365	35.4%
Due after ten years	95,610	93,948	1.4%
Total	$6,628,946	$6,618,649	100.0%

	Available-for-Sale
	Amortized	Fair	% of Total
December 31, 2018	Cost	Value	Fair Value
Maturity dates occurring:
Less than 1 year	$400,000	$400,898	4.4%
Years 1-5	6,122,513	5,986,448	65.8%
Years 5-10	2,731,661	2,620,761	28.8%
Due after ten years	98,468	93,898	1.0%
Total	$9,352,642	$9,102,005	100.0%

Investments classified at March 31, 2019 and December 31, 2018 as fixed maturities and short term investments were as follows:

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost	Gain	Loss	Value
Money market fund	$664,549			$664,549
Certificates of deposit, short term	350,000			350,000
Certificates of deposit, fixed maturities	349,951			349,951
Corporate bonds, fixed maturities	5,928,995	$54,194	$(64,490)	5,918,699
Total investments	$7,293,495	$54,194	$(64,490)	$7,283,199

	Available-for-Sale
	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost	Gain	Loss	Value
Money market fund	$454,224			$454,224
Certificates of deposit, short term	400,000	$808		400,808
Certificates of deposit, fixed maturities	499,941			499,941
Corporate bonds, fixed maturities	8,452,701	10,556	$(262,001)	8,201,256
Total investments	$9,806,866	$11,364	$(262,001)	$9,556,229

Unrealized losses on investments at March 31, 2019 and December 31, 2018 were generally due to higher current market yields relative to the yields of the investments at their amortized cost. Unrealized losses due to credit risk associated with the underlying collateral of the investments, if any, are not material. All investments with unrealized losses are reviewed quarterly to determine if any impairment is other than temporary, requiring a charge to earnings. The Company considers the severity of the loss on a security, duration of loss, duration of the investment, credit rating of the security, as well as payment performance and the Company’s intent or requirement to sell the investment before recovery when determining whether any impairment is other than temporary. The Company had no investments in a material unrealized loss position for greater than one year at March 31, 2019 or December 31, 2018.

4.	DEFERRED COMPENSATION PLAN

In accordance with the 2006 Dental Care Plus Management Equity Incentive Plan and the Dental Care Plus, Inc. and DCP Holding Company Deferred Compensation Plan (the “Plans”), Company directors and certain key employees elected to defer portions of their director fees and employee compensation, as applicable. In 2019, key employees were granted cash retention awards. The retention awards may be subject to deferral elections upon vesting.

The Company recorded deferred compensation expense of approximately $336,000 and $56,000 related to cash retention awards and share-based awards that were deferred at vesting and the change in the value of deferred employee compensation for the three months ended March 31, 2019 and 2018, respectively. The Company recorded deferred compensation expense of approximately $7,000 and $16,300 related to deferred director fees and deferred employee compensation for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, the deferred compensation liability was approximately $5,592,000 and $5,249,000, respectively. The share-based awards included in the deferred compensation liability were approximately $4,150,000 and $3,967,000 at March 31, 2019 and December 31, 2018, respectively.  The fair value used for the share-based award liabilities tracks the Company’s redeemable common share value and was $1,396 and $1,333 per share at March 31, 2019 and December 31, 2018, respectively, which was the book value per share at February 28, 2019 and November 30, 2018, respectively.  This liability is expected to increase if the Merger is consummated (see Note 1).

5.	LIABILITY FOR CLAIMS PAYABLE

Activity in the liability for claims payable for members is summarized as follows:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Balance—January 1	$2,612,817	$3,576,185

Net incurred claims related to:
Current year	15,330,769	14,772,661
Prior years	(147,435)	(63,592)

Net incurred claims	15,183,334	14,709,069

Net paid claims related to:
Current year	11,656,420	11,214,213
Prior years	2,142,040	3,159,489

Net paid claims	13,798,460	14,373,702

Balance—March 31	$3,997,691	$3,911,552

6.	FEDERAL INCOME TAXES

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three months ended March 31, 2019 was 22.2% with tax expense of approximately $114,000. The effective tax rate for the three months ended March 31, 2018 was 27.9% with tax expense of approximately $223,000. The decrease in federal income tax is the result of the moratorium of the non-deductible federal premium tax in 2019. Tax years subsequent to 2014 remain open to examination by the Internal Revenue Service (“IRS”), and 2013 remains open to state and local tax authorities.  The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income includes changes in unrealized gains and losses on available for sale and other invested assets as follows:

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
Accumulated unrealized (loss) gains, net, on investments available for sale, beginning of period	$(259,974)	$(54,489)	$(205,485)	$972	$335	$637
Other comprehensive income (loss) before reclassification	233,647	49,089	184,558	(192,907)	(40,510)	(152,397)
Reclassification adjustment for realized investment (loss) gains, net, included in realized gains on investments, net	9,478	1,990	7,488	(1,406)	(295)	(1,111)
Effect on other comprehensive income	243,125	51,079	192,046	(194,313)	(40,805)	(153,508)
Accumulated unrealized loss, net, on investments available for sale, end of period	$(16,849)	$(3,410)	$(13,439)	$(193,341)	$(40,470)	$(152,871)

Accumulated unrealized gains, net, on interest rate swap, beginning of period	$16,986	$4,477	$12,509	$7,005	$2,381	$4,624
Other comprehensive (loss) income before reclassification	(9,839)	(2,066)	(7,773)	17,165	3,605	13,560
Effect on other comprehensive gain (loss)	(9,839)	(2,066)	(7,773)	17,165	3,605	13,560
Accumulated unrealized income, net, on interest rate swap, end of period	$7,147	$2,411	$4,736	$24,170	$5,986	$18,184

Accumulated other comprehensive (loss) gain, beginning of period	$(242,988)	$(50,012)	$(192,976)	$7,977	$2,716	$5,261
Change in unrealized gains (loss) gains, net, on investments available for sale	243,125	51,079	192,046	(194,313)	(40,805)	(153,508)
Change in unrealized gains (loss), net, on interest rate swap	(9,839)	(2,066)	(7,773)	17,165	3,605	13,560
Effect on other comprehensive income (loss)	233,286	49,013	184,273	(177,148)	(37,200)	(139,948)
Accumulated other comprehensive loss, end of period	$(9,702)	$(999)	$(8,703)	$(169,171)	$(34,484)	$(134,687)

8.	SEGMENT INFORMATION

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

The results of the fully-insured dental HMO and indemnity, fully-insured dental PPO and self-insured dental segments are measured by gross profit. The Company does not allocate insurance expense, investment and other income, assets or liabilities to these segments because the Company does not use these measures to analyze the segments. These items are assigned to the remainder of the Company’s business, which it identifies as corporate, all other. The Company’s gross profit was approximately $6,827,000 and $6,726,000 for the three months ended March 31, 2019 and 2018, respectively.

Listed below is financial information required for each reportable segment for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2019			March 31, 2018

	Revenues-	Healthcare		Revenues-	Healthcare
	External	Services		External	Services
	Customers	Expense	Total	Customers	Expense	Total
Reportable segments:
Fully-insured dental HMO/Indemnity	$11,788	$9,312	$2,476	$12,609	$9,815	$2,794
Fully-insured dental PPO	8,632	5,872	2,760	7,409	4,894	2,515
Self-insured dental	8,886	7,613	1,273	7,885	6,790	1,095
Corporate, all other	318		318	322		322
Total	$29,624	$22,797	6,827	$28,225	$21,499	6,726

Investment income			90			78
Realized gains on investments, net			146			13

Insurance expense			6,548			6,019

Income before income tax			$515			$798

Total assets-corporate			$109,288			$93,213

Inter-segment revenues were not significant for the three months ended March 31, 2019 and 2018.

9.	FAIR VALUE MEASUREMENTS

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

The following table presents each of the fair value levels, the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Fixed maturities
Federally-Insured certificates of deposit		$350	$350		$500	$500
Investment grade corporate bonds		5,710	5,710		7,484	7,484
Non-investment grade corporate bonds		209	209		717	717
Short-term investments
Money market funds	$665		665	$454		454
Federally-Insured certificates of deposit		350	350		401	401
Deferred compensation investments (a)
Equity mutual fund investments	1,401		1,401	1,246		1,246
State guarantee fund deposits (b)
Government securities	1,775		1,775	1,774		1,774
Federally-Insured certificates of deposit		75	75		75	75
Interest rate swap (b)		7	7		17	17
Total	$3,841	$6,701	$10,542	$3,474	$9,194	$12,668

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

As of March 31, 2019 and December 31, 2018, there were no assets or liabilities that were required to be measured at fair value on a non-recurring basis. The Company did not have any transfers between fair value hierarchy levels during the three ended March 31, 2019. As of March 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities classified as Level 3 of the fair value hierarchy.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking statements

Portions of this report, including this discussion and the information contained in the notes to the condensed consolidated financial statements, contain forward-looking statements under the Private Securities Litigation Reform Act of 1995. You can identify forward-looking statements by words such as “may,” “might,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential,” “likely will result,” or the negative of such terms or similar expressions. These forward-looking statements reflect our current expectations and views about future events and speak only as of the date of this report. The forward-looking statements are subject to risks, uncertainties and other factors that could cause actual events or results to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements, include, among others: claims costs exceeding our estimates, a downgrade in our financial strength rating, competitive pressures, changes in demand for dental benefits and other economic conditions, the loss of a significant customer or broker, the occurrence or non-occurrence of circumstances beyond our control and those items described in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. We do not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the date this report is filed.

Overview

Headquartered in Cincinnati, Ohio, the Dental Care Plus Group offers dental HMO, dental PPO, dental indemnity and vision PPO benefit plans and related services to employer groups in Ohio, Kentucky, Indiana, Tennessee and Michigan and dental HMO and dental PPO plans to individuals in Ohio, Kentucky and Indiana. The Company also offers dental PPO plans to individuals and small groups on the Ohio, Indiana, Pennsylvania, Georgia, Tennessee, Virginia, Illinois, Missouri, Michigan, Wisconsin, Arizona, Alabama and Texas exchanges (“the FFM exchanges”). As of March 31, 2019, we had approximately 433,800 members in our dental and vision benefit programs with approximately 3,100 providers participating in our Dental Care Plus dental HMO network, approximately 3,300 providers participating in our DentaSelect dental PPO network and approximately 2,400 providers participating in our Balanced Value dental PPO network. The Company has a network access agreement with a national dental network management company that has one of the largest PPO networks of providers under contract in the United States. With this network access agreement, our dental PPO members have access to approximately 47,000 additional providers throughout the United States. The Company also has a network access arrangement with a national dental administration company for the dental PPO plans that it offers on the FFM exchanges in 2019. With this network access arrangement, FFM exchange members have access to approximately 12,000 providers across thirteen FFM exchange states.

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

Proposed Merger

During 2017, the Board of Directors established a Special Committee to consider strategic alternatives available to the Company, including consideration of certain third party proposals made to the Company.  The significant amount of work by the Special Committee and advisors to the Special Committee resulted in increased director compensation expense and professional expense during 2019 and 2018.

As discussed in our Current Report on Form 8-K filed with the Commission filed on March 14, 2019 that on March 12, 2019, DCP Holding Company ("DCP"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with DentaQuest, LLC., a Delaware limited liability company ("DentaQuest"). The Merger Agreement provides for the acquisition of DCP by DentaQuest through the merger of a newly organized acquisition subsidiary of DentaQuest with and into DCP (the "Merger").

Under the terms of the Merger Agreement, DentaQuest will pay merger consideration totaling $41.5 million in cash. In addition, DCP will pay a special cash dividend to the holders of DCP common shares and restricted stock units in the aggregate amount of approximately $7.7 million after retaining a stated amount of capital and surplus and reserving cash sufficient to pay the outstanding principal amount of the mortgage on DCP’s Sharonville, Ohio corporate headquarters.

Pursuant to the Merger, record holders of DCP common shares (other than "dissenting shares" as defined in the Merger Agreement) will receive for each DCP common share outstanding immediately prior to the effective time of the Merger (the “Effective Time”) total cash consideration of approximately $3,010, comprised of $2,514 payable by DentaQuest, plus a special dividend of $496 to be paid by DCP immediately prior to the Effective Time. Each DCP restricted share unit (“RSU”) will, if unvested. vest and be cancelled in exchange for the right to receive a cash payment equal to $2,514, plus the Special Dividend of $496, less any withholding taxes.

The cash payments for each DCP common share and each RSU described above are subject to adjustment as provided in the Merger Agreement based upon DCP’s working capital, indebtedness, and closing expenses immediately prior to the effective time of the Merger (the “Effective Time”).

The Boards of Directors of both DentaQuest and DCP have approved the Merger Agreement. A special meeting of the shareholders of DCP to approve the Merger will be scheduled at a later date. Consummation of the Merger is subject to approval by state insurance regulatory authorities, approval by the shareholders of DCP and certain other conditions set forth in the Merger Agreement. Assuming such approvals are timely secured, DentaQuest expects that the Merger will be completed in the second or third quarter of 2019.

The Merger Agreement provides that DentaQuest has the present intention to maintain for at least one year after closing (a) DCP’s corporate headquarters at Sharonville, Ohio and (b) the fee schedules and reimbursement rates for DCP’s proprietary HMO networks in effect immediately prior to the Effective Time, and to use commercially reasonable efforts to preserve intact DCP’s proprietary provider networks.

The Merger Agreement also contains (a) customary representations and warranties of DentaQuest and DCP, including, among others, with respect to corporate organization, capitalization, corporate authority, third party and governmental consents and approvals, financial statements, and compliance with applicable laws, (b) covenants of DCP to conduct its business in the ordinary course until the Merger is completed, (c) covenants of DCP to use reasonable efforts to preserve its business organization and assets intact and maintain its rights and franchises, and (d) covenants of DentaQuest and DCP to take, or not to take, certain actions during the term of the Merger Agreement. DCP has also agreed not to (y) solicit proposals relating to alternative business combination transactions or (z) maintain discussions concerning, or provide confidential information in connection with, any proposals for alternative business combination transactions.

Each party's obligation to consummate the Merger is subject to various conditions, including (a) receipt of the requisite approval of the Merger by DCP shareholders, (b) receipt of regulatory approvals, (c) the accuracy of the representations and warranties of the other party, (d) compliance by the other party with its covenants in all material respects, and (e) the absence of a material adverse effect as to the other party.

The Merger Agreement contains certain termination rights for DentaQuest and DCP, as the case may be, applicable upon: (a) certain adverse regulatory decisions in relation to the Merger, (b) if the Merger has not been closed by November 30, 2019; (c) a failure of the other party to comply with its covenants (subject to certain rights to cure in certain cases) or a breach of the representations and warranties by the other party that would have a material adverse effect on such party; (d) if holders of more than seven percent of the outstanding DCP common shares properly assert and perfect their dissenters’ rights under Ohio law; or (e) if the DCP shareholders fail to approve the Merger. In certain circumstances, termination of the Merger Agreement may result in the payment of a termination fee of $2,000,000 by DCP to DentaQuest, or the payment of a termination fee of $1,400,000 by DCP to DentaQuest, both as more fully described in the Merger Agreement.

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

Operations Highlights

–

Our dental and vision product membership increased by approximately 22,900 members to approximately 433,800 members at March 31, 2019. This membership increase from March 31, 2018 is predominantly due to an increase in fully-insured dental PPO, self-insured dental and corporate all other membership totaling approximately 31,400 members, offset by a decrease in fully-insured HMO/IND dental membership of approximately 8,500 members.

–

We had net income of approximately $401,000 for the three months ended March 31, 2019 (the “2019 quarter”) compared to net income of approximately $575,000 for the three months ended March 31, 2018 (the “2018 quarter”). The decrease in net income of approximately $174,000 was primarily the result in higher insurance expense of approximately $529,000 as a result of an increase in legal, deferred compensation and salary expense in the 2019 quarter. These unfavorable expense increases were offset by an increase in gross profit (total premium revenue less healthcare services expense) of approximately $101,000 and lower commission and other acquisition costs as a result of a moratorium of federal premium taxes in 2019.

–

Our ratio of healthcare services expense to premium revenue (“loss ratio”) increased from 76.2% in the 2018 quarter to 77.0% in the 2019 quarter. The increase in the loss ratio is primarily the result of an increase in membership in the self-insured dental business segment which has a higher loss ratio than our fully-insured segments.

Comparison of Results of Operations

The following is a discussion of our results of operations for the 2019 quarter and the 2018 quarter.

The table below presents membership and financial data for our four reportable segments (dollar amounts in thousands):

	As of	As of
	March 31, 2019	March 31, 2018	Change
Membership:
Fully-insured dental HMO/IND	148,400	156,900	(5.4%)
Fully-insured dental PPO	130,600	110,200	18.5%
Self-insured dental	112,600	102,700	9.6%
Corporate, all other	42,200	41,100	2.7%
Total membership	433,800	410,900	5.6%

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018	Change
Premium revenue:
Fully-insured dental HMO/IND	$11,788	$12,609	(6.5%)
Fully-insured dental PPO	8,632	7,409	16.5%
Self-insured dental	8,886	7,885	12.7%
Corporate, all other	318	322	(1.2%)
Total premium revenue	29,624	28,225	5.0%

Investment income	90	78	15.4%
Realized gains on investments, net	146	13	1023.1%
Total revenue	29,860	28,316	5.5%

Healthcare services expense:
Fully-insured dental HMO/IND	9,312	9,815	(5.1%)
Fully-insured dental PPO	5,872	4,894	20.0%
Self-insured dental	7,613	6,790	12.1%
Total healthcare service expense	22,797	21,499	6.0%

Insurance expense	6,548	6,019	8.8%

Income tax expense	114	223	(48.9%)

Net income	$401	$575	(30.3%)

Membership

Our fully-insured dental HMO/IND membership decreased by approximately 8,500 members from the 2018 quarter to the 2019 quarter. This membership decrease is partially attributable to the reduction of approximately 4,000 fully-insured dental HMO members due to the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2019. A decrease of approximately 13,200 membership is the result of employer groups that did not renew with the Company or reduced employee counts of retained employer groups. Some of our fully-insured dental HMO/IND membership losses were the result of corporate consolidations and employer groups moving to medical or other ancillary carriers to take advantage of multi-line packaged savings. These decreases were offset by an increase of 6,700 members from new sales to employer groups and an increase of 2,000 members from new sales of individual HMO products.

Our fully-insured dental PPO membership increased by approximately 20,400 members from the 2018 quarter to the 2019 quarter. This membership increase is due to new sales to employer groups of approximately 24,700 members and 800 members from new sales in individual PPO products. These increases were offset by the loss of approximately 9,700 members with employer groups that did not renew with the Company or reduced employee counts of retained employer groups. The remaining increase of approximately 4,600 members is due to new sales of our on exchange dental PPO products in 2019.

Our self-insured dental membership increased by approximately 9,900 members from the 2018 quarter to the 2019 quarter. During the period of comparison, approximately 4,000 members of an employer group converted from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2019. In addition, we had an increase of new sales of approximately 1,800 members with new employer groups and an increase of 4,100 members as a result of existing employer groups that increased membership from the 2018 quarter to the 2019 quarter.

Our corporate, all other membership increased by approximately 1,100 members as a result of increased membership in our vision plan.

Revenue

Fully-insured dental HMO/IND premium revenue for the 2019 quarter decreased by approximately $821,000 compared to the 2018 quarter. A decrease in fully-insured dental HMO/IND group and individual membership resulted in a decrease in fully-insured dental HMO/IND premium revenue of approximately $692,000 of which, approximately $312,000 is the result the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product effective January 1, 2019. In addition, there was a decrease in fully-insured dental HMO/IND group and individual revenue of approximately $129,000 due to lower overall premium rates on a PMPM basis. The conversion of an employer group from fully-insured to the self-insured product line resulted in $66,000 of this decrease.

Fully-insured dental PPO premium revenue for the 2019 quarter increased by approximately $1,223,000 compared to the 2018 quarter. Fully-insured dental PPO revenue increased by approximately $1,592,000 due to an increase in fully-insured PPO group and individual membership in the 2019 quarter offset by a decrease in fully-insured dental PPO revenue of approximately $369,000 due to a decrease in overall premium rates on a PMPM basis during the 2019 quarter.

Total self-insured dental revenue for the 2019 quarter increased approximately $1,001,000 compared to the 2018 quarter.

The self-insured dental segment revenue has two components:

Self-Insured Claim Revenue – Self-insured claim revenue increased approximately $915,000 to approximately $8,417,000 in the 2019 quarter from approximately $7,502,000 in the 2018 quarter. The self-insured claim revenue increased by approximately $743,000 due to an increase in membership of the self-insured product, of which approximately $292,000 was due to the conversion of one employer group from our fully-insured dental HMO/IND to our self-insured dental product effective January 1, 2019. In addition, there was an increase of approximately $172,000 as a result of an increase in self-insured claim revenue on a PMPM basis in the 2019 quarter.

Self-Insured ASO Fees – Self-insured ASO fees increased approximately $86,000 to approximately $469,000 in the 2019 quarter from approximately $383,000 in the 2018 quarter due to an increase in the self-insured membership for the 2019 quarter compared to the 2018 quarter.

Corporate, all other premium revenue is primarily derived from the dental indemnity product and the vision product that are underwritten by third-party insurance carriers. In aggregate, the 2019 quarter corporate, all other premium revenue was consistent with the 2018 quarter.

Healthcare Services Expense

Fully-insured dental HMO/IND healthcare services expense decreased approximately $503,000 in the 2019 quarter compared to the 2018 quarter. Fully-insured dental HMO/IND healthcare services expense on a PMPM basis increased by 0.4% from $20.74 PMPM in the 2018 quarter to $20.82 PMPM in the 2019 quarter. A decrease in fully-insured dental HMO/IND membership resulted in a decrease in fully-insured dental HMO/IND healthcare services expense of $535,000, of which, approximately $243,000 was the result of the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product. This was offset by higher healthcare services utilization resulting in an increase of approximately $32,000 in the 2019 quarter compared to the 2018 quarter.

Fully-insured dental PPO healthcare services expense increased by approximately $978,000 in the 2019 quarter compared to the 2018 quarter. Fully-insured dental PPO healthcare services expense on a PMPM basis decreased by 1.2% from $14.98 PMPM in the 2018 quarter to $14.80 PMPM in the 2019 quarter. An increase in fully-insured dental PPO membership resulted in an increase in fully-insured dental PPO healthcare services expense of $1,051,000. This increase was offset by lower healthcare services expense on a PMPM basis that resulted in a decrease of approximately $73,000 in the 2019 quarter compared to the 2018 quarter.

Self-insured healthcare services expense increased by approximately $823,000 in the 2019 quarter compared to the 2018 quarter. Self-insured healthcare services expense on a PMPM basis increased by 2.0% from $22.05 PMPM in the 2018 quarter to $22.50 PMPM in the 2019 quarter. An increase in self-insured healthcare services expense of $672,000 was due to an increase in membership, of which approximately $264,000 was due to the conversion of one employer group from our fully-insured dental HMO/IND product to our self-insured dental product. In addition, an increase in healthcare services expense on a PMPM basis resulted in an increase in self-insured healthcare services expense of approximately $151,000 in the 2019 quarter compared to the 2018 quarter.

Corporate, all other healthcare services expense is not recognized by the Company due to the fact that our other dental indemnity and vision PPO products are underwritten by third-party insurance carriers.

Insurance Expense

Consolidated insurance expense for the 2019 quarter increased approximately $529,000 compared to the 2018 quarter. The higher consolidated insurance expense for the 2019 quarter was primarily due to higher legal expense, deferred compensation expense and higher salaries expense in 2019. Insurance expense as a percentage of total premium revenue, or the insurance expense ratio, was approximately 22.1% and 21.3% for the 2019 and the 2018 quarter, respectively.

Income Taxes

The Company calculates its year to date income tax provision by applying the estimated annual effective tax rate for the year to pretax income. The effective tax rate for the three months ended March 31, 2019 was 22.2% with tax expense of approximately $114,000. The effective tax rate for the three months ended March 31, 2018 was 27.9% with tax expense of approximately $223,000. The decrease in federal income tax expense and effective tax rate is the result of the moratorium of the non-deductible federal premium tax in 2019. Tax years subsequent to 2015 remain open to examination by the Internal Revenue Service (“IRS”), and 2014 remains open to state and local tax authorities. The Company has recorded no uncertain tax positions in the tax years that are subject to examination.

Liquidity and Capital Resources and Changes in Financial Condition

Our primary sources of cash include receipts of premiums, ASO fees, investment and other income, proceeds from the sale or maturity of our investment securities, as well as from the sale of redeemable common and preferred shares and from borrowings. Our primary uses of cash include disbursements for claims payments, insurance expense, interest expense, taxes, purchases of investment securities, capital expenditures, dividends, redeemable common share redemptions and payments on borrowings. Cash increased approximately $452,000, or 3.4% to approximately $13,661,000 at March 31, 2019 from approximately $13,209,000 at December 31, 2018. The change in cash for the 2019 and 2018 quarter is summarized as follows (in thousands):

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
Net cash provided by operating activities	$793	$842
Net cash used in investing activities	(171)	(204)
Net cash used in financing activities	(170)	(122)
Increase in cash and cash equivalents	$452	$516

Cash Flows from Operating Activities

In the 2019 quarter, we had net income of approximately $401,000.  An increase in claims payable liability in the amount of approximately $1,385,000 that resulted in an increase of cash during the 2019 quarter.  This was offset by an increase in billed accounts receivable that resulted in a decrease in cash of approximately $504,000 in the 2019 quarter.  We also had a decrease in premium received in advance of approximately $169,000, which is included in unearned premium revenue.

Cash Flows from Investing Activities

During the 2019 quarter, we made purchases totaling approximately $583,000 of investment grade and non-investment grade corporate bonds and certificates of deposit. Also during the 2019 quarter, we had investment grade and non-investment grade corporate bond sales and certificate of deposit sales and maturities that aggregated approximately $650,000. The remaining net cash of approximately $238,000 used in investing activities during the 2019 quarter was for purchases of computer software, furniture and fixtures.

Cash Flows from Financing Activities

In the 2019 quarter, we made scheduled principal payments of approximately $14,000 related to our office building mortgage and scheduled payments of approximately $90,000 related to our capital leases. In addition, we paid approximately $65,000 related to the repurchase of Redeemable Common Shares.

Contractual Obligations, Other Commitments and Off-balance Sheet Arrangements

Refer to the Company’s 2018 Annual Report on Form 10-K filed with the SEC for a description of contractual obligations, other commitments and off-balance sheet arrangements. We have had no significant changes in these items in 2019.

Financial Condition

Our consolidated cash and short term investments were approximately $14.5 million and $14.0 million as of March 31, 2019 and December 31, 2018, respectively. We expect to generate positive cash flow from operations during the balance of 2019. Based on total expenses for the three months ended March 31, 2019, we estimate that we had approximately 45 days of cash and short term investments on hand at March 31, 2019. In addition, the Company has access to approximately $6.4 million of fixed maturity investments that are classified as available-for-sale and two working capital lines of credit discussed below.

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

We have an annually renewable agreement with a commercial bank for a $500,000 working capital line of credit. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2019 quarter or the 2018 quarter. As of March 31, 2019 and December 31, 2018, there was no amount outstanding on this line of credit. The $500,000 working capital line of credit expires in July 2019. We expect to renew this line of credit at its maturity.

We have an additional annually renewable working capital line of credit for $1,000,000. Interest is payable at a variable rate of LIBOR plus 2.50%. We did not have any interest expense for the line of credit in the 2019 quarter or the 2018 quarter. At March 31, 2019 and December 31, 2018, there was no amount outstanding on this line of credit. The $1,000,000 working capital line of credit expires in July 2019. We expect to renew this line of credit at its maturity.

Under the mortgage note and each of the renewable lines of credit, the Company is required to have a debt service ratio of at least 1:1 at the end of each quarter and a minimum tangible net worth equal to or greater than $3,500,000 at the end of each fiscal year. The Company was in compliance with these covenants at March 31, 2019 and December 31, 2018.

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

Our largest subsidiary, Dental Care Plus Inc. (“DCP”), operates in states that regulate its payment of dividends and debt service on inter-company loans, as well as other inter-company cash transfers and require minimum levels of equity as well as limit investments to approved securities. The amount of dividends that may be paid by DCP, without prior approval by state regulatory authorities, is limited based on statutory income and statutory capital and surplus. Even if prior approval is not required, prior notification must be provided to state insurance departments before paying a dividend. During 2019, the total dividend that the DCP subsidiary may declare without prior regulatory approval is approximately $1,449,000. There were no dividends declared by DCP in the first quarter of 2019. In December 2018, DCP declared a dividend payable to the DCP Holding Company in the amount of approximately $1,470,000, payable in January 2019.

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

Our regulated subsidiary’s state of domicile has statutory risk-based capital, or RBC, requirements for health and other insurance companies largely based on the NAIC’s RBC Model Act. These RBC requirements are intended to measure capital adequacy, taking into account the risk characteristics of an insurer’s investments and products. The NAIC sets forth the formula for calculating the RBC requirements, which are designed to take into account asset risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business. In general, an insurance company must submit a report of its RBC level to the state insurance department or insurance commissioner, as appropriate, at the end of each calendar year. Our subsidiary’s risk-based capital as of December 31, 2018, which was the most recent date for which reporting was required, was in excess of all mandatory RBC thresholds.

Critical Accounting Policies

Recognition of Premium Revenue

There have been no material changes to our critical accounting policies from what was previously reported in our 2018 Annual Report on Form 10-K.

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

We develop our estimate for the claims payable liability using actuarial methodologies and assumptions, primarily based on historical claim payments and claim receipt patterns, as well as historical dental cost trends. Depending on the period for which incurred claims are estimated, we apply a different method in determining our estimate. For periods prior to the most recent month, we calculate a “completion factor” which indicates the percentage of claims payable estimated for a prior period that have been paid as of the end of the current reporting period. We use the completion factor to determine historical patterns over a rolling 12-month period, made consistent by making adjustments for known changes in claims in process levels and known changes in claim payment processes. For the most recent month, we calculate a “claims trend factor” that estimates incurred claims primarily from a trend analysis based upon PMPM claims trends developed from our historical experience in the preceding months, adjusted for known provider contracting changes, changes in benefit levels, seasonality and consideration of any subsequent actual claims data available. When developing our estimate for claims payable liability as of March 31, 2019 and December 31, 2018, we considered actual paid claim data from April 2019 and January 2019. As a result, we were able to use the completion factors approach for all historical months at March 31, 2019 and December 31, 2018.

We have not changed the key actuarial methodologies used by management to estimate the IBNR and reported claims in process components of our claims payable liability during the periods presented, and management has not adjusted any of the key methodologies used in calculating the most recent estimate of the IBNR and reported claims in process components of our claims payable liability.

The table below illustrates how our operating results are affected when there is a variance between estimated claims expense and actual claims expense. The table shows the sensitivity of the estimated fully-insured incurred claims payable liability to fluctuations in the expected completion factors that were used to estimate the claims payable liability as of March 31, 2019 within variance ranges historically experienced.

Completion Factor (a)

		Estimated claims
(Decrease)		payable liability
Increase		as of
In Factor		March 31, 2019

(0.5)%		$4,305,513
0%	(estimate used)	3,997,691
0.5%		3,785,813

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

	Healthcare Service Expense

	2019		2018

	$000’s	$PMPM	$000’s	$PMPM

First Quarter	$22,796	$19.28	$21,498	$19.41
Second Quarter			21,054	19.20
Third Quarter			21,369	19.48
Fourth Quarter			20,150	18.34

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

Our portfolio includes approximately $5,919,000 and $8,201,000 of corporate bonds, approximately $665,000 and $454,000 of money market funds and approximately $700,000 and $900,000 of investments in FDIC-insured bank certificates of deposit at March 31, 2019 and December 31, 2018, respectively. We have instructed our investment manager to invest additional funds in shorter duration investment grade corporate bonds with maturities up to five years.

There is increased interest rate risk associated with our investment in longer duration investment grade and non-investment grade corporate bonds. We have evaluated the impact on the invested portfolio’s fair value considering an immediate 100 basis point change in interest rates. A 100 basis point increase in interest rates would result in an approximate $227,000 decrease in fair value, whereas a 100 basis point decrease in interest rates would result in an approximate $235,000 increase in fair value. The investment and non-investment grade corporate bonds as well as the certificates of deposit are all classified as available-for-sale.

At March 31, 2019 and December 31, 2018, we had a mortgage note with a bank with an outstanding principal balance of $1,026,000 and $1,040,000, respectively, with a variable rate based on LIBOR plus 1.95%. In 2012, we entered into a variable to fixed interest rate swap contract that effectively eliminated the interest rate risk exposure on the entire outstanding loan principal. Management estimates that a 100 basis point increase in interest rates would not materially impact our annual pre-tax earnings.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), of the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on the evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Securities Exchange Act Rules 13a-15(f) and 15(d)-15(f)) during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings that we believe would, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.   RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations and you should carefully consider them. It is not possible to predict or identify all such factors. For discussion of our potential risks or uncertainties, refer to Part I, Item 1A, Risk Factors, included in our 2018 Annual Report on Form 10-K. There have been no material changes to the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

2.1	Agreement and Plan of Merger by and among DentaQuest, LLC and DCP Holding Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K current report filed on March 14, 2019).

31	CEO and CFO certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32	CEO and CFO certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial information and Notes to Financial Statements for the three months ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language).

______________

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DCP HOLDING COMPANY

May 13, 2019	/s/ Robert C. Hodgkins, Jr.
Robert C. Hodgkins, Jr. President, Chief Executive Officer and Chief Financial Officer Principal Executive Officer & Principal Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Item

2.1	Agreement and Plan of Merger by and among DentaQuest, LLC and DCP Holding Company (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K current report filed on March 14, 2019).

31	Certifications pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial information and Notes to Financial Statements for the three ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language).

______________